Form 10-Q
period 2020-03-31
Revolution Medicines, Inc.
filed 2020-05-14
CIK 1628171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 001-39219

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 8, 2020, the registrant had 59,013,920 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

•	our ability to maintain existing and establish new collaborations, licensing or other arrangements and the financial terms of any such agreements, including our collaboration with Sanofi;
•	our commercialization, marketing and manufacturing capabilities and expectations;
•	the rate and degree of market acceptance of our product candidates, as well as the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model and strategic plans for our business, product candidates and technology, including additional indications for which we may pursue;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected term of patent protection;
•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;
•	developments and projections relating to our competitors and our industry, including competing therapies and procedures;
•	regulatory and legal developments in the United States and foreign countries;
•	the performance of our third-party suppliers and manufacturers;
•	the impact of COVID-19 on our business and operations, including clinical trials, manufacturing, use of contract research organizations and employees;
•	our ability to attract and retain key scientific or management personnel;
•	our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012;
•	our expectations regarding our ability to obtain, maintain, enforce and defend our intellectual property protection for our product candidates; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

ii

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements contained herein for any reason after the date of this report to conform these statements to new information, actual results or changes in our expectations, except as required by applicable law.

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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (https://ir.revmed.com), Securities and Exchange Commission, or SEC, filings, webcasts, press releases and conference calls. We use these mediums, including our website, to communicate with the public about our company, our business and other issues. It is possible that the information that we make available may be deemed to be material information. We, therefore, encourage investors and others interested in our company to review the information that we make available on our website.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$182,669	$16,659
Marketable securities	165,279	106,099
Receivable from related party	8,450	8,737
Prepaid expenses and other current assets	5,688	2,486
Total current assets	362,086	133,981
Property and equipment, net	6,775	7,147
Operating lease right-of-use asset	8,468	—
Intangible assets, net	61,746	62,013
Goodwill	14,608	14,608
Restricted cash	214	214
Other noncurrent assets	444	2,566
Total assets	$454,341	$220,529
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$7,877	$11,400
Accrued expenses and other current liabilities	13,950	14,528
Operating lease liability, current	3,285	—
Deferred revenue, related party, current	16,402	17,124
Total current liabilities	41,514	43,052
Deferred rent, noncurrent	—	1,741
Deferred revenue, related party, noncurrent	12,416	14,727
Deferred tax liability	7,103	7,819
Operating lease liability, noncurrent	7,403	—
Other noncurrent liabilities	589	655
Total liabilities	69,025	67,994
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value; zero and 192,904,770 shares authorized at March 31, 2020 and December 31, 2019, respectively; zero and 39,600,423 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively; aggregate liquidation preference of zero and $308,688 and at March 31, 2020 and December 31, 2019, respectively	—	305,109
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and zero shares authorized at March 31, 2020 and December 31, 2019, respectively; zero shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 and 249,000,000 shares authorized at March 31, 2020 and December 31, 2019, respectively; 59,003,644 and 3,292,124 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	6	—
Additional paid-in capital	562,179	4,738
Accumulated other comprehensive income	36	74
Accumulated (deficit)	(176,905)	(157,386)
Total stockholders' equity (deficit)	385,316	(152,574)
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$454,341	$220,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Collaboration revenue, related party	$11,546	$13,166
Total revenue	11,546	13,166
Operating expenses:
Research and development	27,457	21,186
General and administrative	5,171	2,416
Total operating expenses	32,628	23,602
Loss from operations	(21,082)	(10,436)
Other income, net:
Interest income	909	335
Interest and other expense	(21)	(30)
Total other income, net	888	305
Loss before income taxes	(20,194)	(10,131)
Benefit from income taxes	675	—
Net loss	$(19,519)	$(10,131)
Redeemable convertible preferred stock dividends - undeclared and cumulative	(2,219)	(2,676)
Net loss attributable to common stockholders	$(21,738)	$(12,807)
Net loss per share attributable to common stockholders - basic and diluted	$(0.74)	$(4.84)
Weighted-average common shares used to compute net loss per share, basic and diluted	29,297,698	2,643,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(19,519)	$(10,131)
Other comprehensive income (loss):
Unrealized loss on investments, net	(38)	—
Total comprehensive loss	$(19,557)	$(10,131)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

(unaudited)

						Accumulated
	Redeemable Convertible				Additional	other		Total
	Preferred Stock		Common Stock		Paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	income	Deficit	Equity/(Deficit)
Balance at December 31, 2019	39,600,423	$305,109	3,292,124	$—	$4,738	$74	$(157,386)	$(152,574)
Conversion of redeemable convertible preferred stock into common stock	(39,600,423)	(305,109)	39,600,423	4	305,105	—	—	305,109
Issuance of common stock upon initial public offering, net of offering cost of $23,003	—	—	16,100,000	2	250,695	—	—	250,697
Issuance of common stock pursuant to stock option exercises	—	—	11,097	—	27	—	—	27
Vesting of early exercised stock options	—	—		—	47	—	—	47
Stock-based compensation expense	—	—	—	—	1,567	—	—	1,567
Net unrealized loss on marketable securities	—	—	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	—	—	(19,519)	(19,519)
Balance at March 31, 2020	—	$—	59,003,644	$6	$562,179	$36	$(176,905)	$385,316

						Accumulated
	Redeemable Convertible				Additional	other		Total
	Preferred Stock		Common Stock		Paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	income	Deficit	Equity/(Deficit)
Balance at December 31, 2018	29,595,909	$205,081	3,208,924	$—	$1,300	$—	$(109,722)	$(108,422)
Issuance of common stock pursuant to stock option exercises	—	—	3,766	—	14	—	—	14
Issuance of common stock pursuant to early exercised stock options	—	—	13,640	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	27	—	—	27
Repurchases of early exercised stock	—	—	(1,948)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	403	—	—	403
Net loss	—	—	—	—	—	—	(10,131)	(10,131)
Balance at March 31, 2019	29,595,909	$205,081	3,224,382	$—	$1,744	$—	$(119,853)	$(118,109)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(19,519)	$(10,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	267	267
Stock-based compensation expense	1,567	403
Depreciation and amortization	632	526
Gain on disposal of property and equipment	—	(4)
Loss on disposal of held-for-sale assets	—	597
Net amortization (accretion) of premium (discount) on marketable securities	(105)	—
Amortization of operating lease right-of-use asset	645	—
Changes in operating assets and liabilities:
Receivable from related party	287	(629)
Prepaid expenses and other current assets	(3,202)	(29)
Accounts payable	(3,084)	197
Accrued expenses and other current liabilities	(963)	(391)
Deferred revenue, related party	(3,033)	(3,510)
Deferred tax liability	(716)	—
Deferred rent	—	(96)
Operating lease liability	(775)	—
Other noncurrent assets	—	(65)
Other noncurrent liabilities	(19)	260
Net cash used in operating activities	(28,018)	(12,605)
Cash flows from investing activities
Purchases of marketable securities	(100,038)	—
Maturities of marketable securities	40,925	—
Purchases of property and equipment	(603)	(341)
Proceeds from sale of property and equipment	—	102
Proceeds from sale of held-for-sale assets	—	6,000
Net cash provided by (used in) investing activities	(59,716)	5,761
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of issuance costs	253,717	—
Proceeds from issuance of common stock under equity incentive plans	27	14
Net cash provided by financing activities	253,744	14
Net increase (decrease) in cash, cash equivalents and restricted cash	166,010	(6,830)
Cash, cash equivalents and restricted cash - beginning of year	16,873	69,800
Cash, cash equivalents and restricted cash - end of year	$182,883	$62,970
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	182,669	62,756
Restricted cash	214	214
Cash, cash equivalents and restricted cash - end of year	$182,883	$62,970
Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised options and restricted stock	$47	$27
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	37	238
Unpaid offering costs	1,417	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization

Revolution Medicines, Inc. (the Company) is a clinical-stage precision oncology company focused on developing novel targeted therapies to inhibit targets primarily within the RAS and mTOR signaling pathways. The Company was founded in October 2014 and is headquartered in Redwood City, California.

Liquidity

The Company has incurred net operating losses in each year since inception.  As of March 31, 2020, the Company had an accumulated deficit of $176.9 million. Management believes that its existing cash, cash equivalents and marketable securities enable the Company to fund planned operations for at least 12 months following the issuance date of these condensed consolidated financial statements. The Company has been able to fund its operations through the issuance and sale of common stock and redeemable convertible preferred stock in addition to upfront payments and research and development cost reimbursement received under the Company’s collaboration agreement with Genzyme Corporation, an affiliate of Sanofi. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and payments the Company may receive under the Sanofi collaboration agreement or future collaboration agreements, if any. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Initial Public Offering

On February 18, 2020, the Company closed its initial public offering, (IPO), and issued 16,100,000 shares of its common stock (including the exercise in full by the underwriters of their option to purchase an additional 2,100,000 shares of common stock) at a price to the public of $17.00 per share for net proceeds of $250.7 million, after deducting underwriting discounts and commissions of $19.2 million and expenses of $3.8 million.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and applicable rules of the Securities and Exchange Commission (SEC) regarding interim financial reporting and, in the opinion of management, include all normal and recurring adjustments which are necessary to state fairly the Company's financial position and results of operations for the reported periods. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The condensed consolidated financial statements for the periods ended March 31, 2020 and March 31, 2019 include the accounts of the Company and its wholly owned subsidiary, Warp Drive Bio, Inc. (Warp Drive). All intercompany balances and transactions have been eliminated in consolidation. The functional and reporting currency of the Company and its subsidiary is the U.S. dollar.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical accruals, valuation of in-process research and development and developed technologies, valuation of the redeemable convertible preferred stock liability, income taxes, useful lives of property and equipment and intangible assets, impairment of goodwill, and stock-based compensation. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, financial condition and results of operations is highly uncertain and subject to change. The Company considered the potential impact of the COVID-19 pandemic on the its estimates and assumptions and there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2020. Actual results could materially differ from the Company’s estimates, and there may be changes to the estimates in future periods.

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

The Company is subject to credit risk as its receivable and collaboration revenue, related party are entirely related to its collaboration agreement with Sanofi. See Note 8, “Sanofi collaboration agreement.”

All of the Company’s clinical trial sites for its RMC-4630 clinical studies are currently located in the U.S. and may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by federal, state or local governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed.  The Company is aware of several clinical sites involved in our RMC-4630 clinical studies that have temporarily stopped or delayed enrolling new patients, with exemptions if appropriate.  These developments may delay the Company’s clinical trial timelines. Some of the Company’s third-party manufacturers which it uses for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests and clinical trials are located in countries affected by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, the Company would likely experience delays in advancing clinical trials.

Leases

The Company determines if an arrangement is, or contains, a lease at inception and then classifies the lease as operating or financing based on the underlying terms and conditions of the contract. Leases with terms greater than one year are initially recognized on the balance sheet as right-of-use assets and lease liabilities based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the incremental borrowing rate, which is the rate incurred to borrow, on a collateralized basis, an amount equal to the lease payments over a similar term and in a similar economic environment of the applicable country or region. Variable lease payments are excluded from the right-of-use assets and operating lease liabilities and are recognized in the period in which the obligation for those payments is incurred.

Recently Adopted Accounting Pronouncements

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

The Company adopted these ASUs on January 1, 2020. For its operating leases with a term greater than twelve months, the Company recognizes a right-of-use asset and a lease liability on its condensed consolidated balance sheets. The Company adopted the new standard using the modified retrospective approach, which resulted in the initial recognition of a lease liability of $11.5 million, and a right‑to‑use asset of $9.1 million, with no adjustment to the accumulated deficit balance. In connection with the lease adoption, the Company also derecognized deferred rent of $2.4 million. The adoption of the new standard did not have an impact on the condensed consolidated statements of operations. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that the Company would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. In order to estimate the incremental borrowing rate, management estimated its credit rating, adjusted the credit rating for the nature of the collateral, and benchmarked the borrowing rate against observable yields on comparable securities with a similar term.  As of the adoption date, the Company estimated the incremental borrowing rate to be approximately 5%. The Company determined the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. The Company elected the practical expedients permitted under ASU 2018-11, which among other things, allowed the Company to carry forward the historical lease classification of those leases in place as of January 1, 2020. The Company elected to exclude from its condensed consolidated balance sheets recognition of leases having a term of 12 months or less (short-term leases). The Company elected to apply the practical expedient and accounted for each lease component and related non-lease component as one single component.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company adopted ASU 2018-07 on January 1, 2020 and concluded that adoption of the standard did not have a material impact on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement Disclosure Framework (ASU 2018-13). ASU 2018-13 is part of a broader disclosure framework project by the FASB to improve the effectiveness of disclosures by more clearly communicating the information to the user. ASU 2018-13 is applicable to the Company for the fiscal year beginning after December 15, 2019. The Company adopted the standard on January 1, 2020 and concluded that adoption of the standard did not have a material impact on its condensed consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18). ASU 2018-18 clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the counterparty is a customer for a distinct good or service (i.e. a unit of account). For units of account that are in the scope of Topic 606, all of the guidance in Topic 606 should be applied, including the guidance on recognition, measurement, presentation and disclosure. ASU 2018-18 also adds a reference in ASC Topic 808, Collaborative Arrangements (Topic 808) to the unit of account guidance in Topic 606 and requires that it be applied only to assess whether transactions in a collaborative arrangement are in the scope of Topic 606. ASU 2018-18 preclude entities from presenting amounts related to transactions with a counterparty in a collaborative arrangement that is not a customer as revenue from contracts with customers. The Company adopted the standard on January 1, 2020 and concluded that adoption of the standard did not have a material impact on its condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

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

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	March 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds (1)	$27,747	$27,747	$—	$—
Commercial paper (1, 2)	184,422	—	184,422	—
U.S. government and agency securities (1, 2)	100,927	—	100,927	—
Corporate bonds (1, 2)	36,145	—	36,145	—
Total	$349,241	$27,747	$321,494	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds (1)	$9,369	$9,369	$—	$—
Commercial paper (1, 2)	32,597	—	32,597	—
U.S. government and agency securities (2)	42,814	—	42,814	—
Corporate bonds (2)	38,837	—	38,837	—
Total	$123,617	$9,369	$114,248	$—
(1)	Included in cash and cash equivalents on the consolidated balance sheets.
(2)	Included in marketable securities on the consolidated balance sheets.

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

The following tables summarize the estimated value of the Company’s available-for-sale marketable securities and cash equivalents and the gross unrealized gains and losses:

	March 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$48,337	$1	$(118)	$48,220
U.S. government and agency securities	81,653	193	(2)	81,844
Corporate bonds	35,229	22	(37)	35,214
Total marketable securities	165,219	216	(157)	165,278
Cash equivalents:
Money market funds	27,747	—	—	27,747
Commercial paper	136,236	5	(39)	136,202
U.S. government and agency securities	19,068	15	—	19,083
Corporate bonds	935	—	(4)	931
Total cash equivalents	183,986	20	(43)	183,963
Total available-for-sale investments	$349,205	$236	$(200)	$349,241

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$24,446	$3	$(1)	$24,448
U.S. government and agency securities	42,777	39	(2)	42,814
Corporate bonds	38,802	37	(2)	38,837
Total marketable securities	106,025	79	(5)	106,099
Cash equivalents:
Money market funds	9,369	—	—	9,369
Commercial paper	8,149	—	—	8,149
Total cash equivalents	17,518	—	—	17,518
Total available-for-sale investments	$123,543	$79	$(5)	$123,617

The amortized cost and estimated fair value of the Company’s available-for-sale marketable securities by contractual maturity are summarized below as of March 31, 2020:

	March 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Mature in one year or less	$307,723	$169	$(200)	$307,692
Mature after one year through two years	41,482	67	—	41,549
Total marketable securities	$349,205	$236	$(200)	$349,241

5.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Laboratory equipment	$8,243	$8,032
Leasehold improvements	3,361	3,342
Computer equipment and software	1,313	1,284
Furniture and fixtures	48	48
	12,965	12,706
Less: accumulated depreciation and amortization	(6,190)	(5,559)
Property and equipment, net	$6,775	$7,147

Depreciation and amortization expense for property and equipment amounted to $0.6 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Accrued compensation	$2,096	$4,069
Accrued research and development	9,364	7,195
Deferred rent, current	—	609
Accrued professional services	1,616	1,607
Finance lease, current	150	172
Other	724	876
Total accrued expenses and other current liabilities	$13,950	$14,528

6.	Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consist of the following as of March 31, 2020:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development - RAS Programs	$55,800	$—	$55,800	n/a
Developed technology - tri-complex platform	7,480	(1,534)	5,946	5.6
Total	$63,280	$(1,534)	$61,746

Amortization expense for the three months ended March 31, 2020 and 2019 was $0.3 million and $0.3 million, respectively.

As of March 31, 2020, future amortization expense is as follows:

Amount
(in thousands)
2020 (remaining nine months)	$800
2021	1,069
2022	1,069
2023	1,069
2024	1,069
2025	870
Total	$5,946

Intangible assets, net consist of the following as of December 31, 2019:

	Gross value	Accumulated amortization	Net book Value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development - RAS Programs	$55,800	$—	$55,800	n/a
Developed technology - tri-complex platform	7,480	(1,267)	6,213	5.8
Total	$63,280	$(1,267)	$62,013

Goodwill

Goodwill consists of the following:

Balance at December 31, 2019	$14,608
Adjustment	—
Balance at March 31, 2020	$14,608

No impairment has been recognized as of March 31, 2020. Goodwill recorded is not deductible for income tax purposes.

7.	Commitments and Contingencies

Leases

In January 2015, as amended in September 2016, the Company entered into an operating lease for office and laboratory space located in Redwood City, California (Redwood City Lease).  As of March 31, 2020 the Redwood City lease had a term through April 2023, with an option to extend the term through January 2028. The landlord provided the Company with a tenant improvements allowance for the space leased for which the Company received $3.4 million, which was recognized as a lease incentive. The lease incentive is amortized as an offset to rent expense over the lease term in the condensed consolidated statements of operations. In conjunction with the lease agreement, the Company paid a security deposit of $0.3 million which is included in other noncurrent assets on the consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.

As part of the Warp Drive acquisition in October 2018, the Company assumed an operating lease for office and laboratory space located in Cambridge, Massachusetts (Cambridge Lease), which expires in February 2023, with an option to extend the term through February 2028, subject to certain conditions. In March 2019, the Company fully subleased the Cambridge Lease to Casma Therapeutics, Inc. (Casma), a related party, on financial terms substantially the same as the original lease. The sublease term with Casma is through the remainder of the Cambridge Lease term. The sublease by Casma and related sublease payments by Casma to the Company are fully guaranteed by Third Rock Ventures, LLC, a related party. In conjunction with the Cambridge Lease, the Company issued a letter of credit for $0.2 million, which is included in restricted cash on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019.

The balance sheet classification of the Company’s lease liabilities were as follows:

March 31, 2020
(in thousands)
Operating lease liabilities:
Operating lease liability – current	$3,285
Operating lease liability – noncurrent	7,403
Total operating lease liabilities	10,688
Financing lease liabilities:
Accrued expenses and other current liabilities	150
Total financing lease liabilities	150
Total lease liabilities	$10,838

For the three months ended March 31, 2020, operating lease cost was $0.4 million, net of sublease income of $0.4 million and tenant improvement allowance credits of $0.1 million. The operating cash flows used for operating leases was $0.8 million for the three months ended March 31, 2020. The short-term lease costs were immaterial for the three months ended March 31, 2020.

As of March 31, 2020, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2020 (remaining nine months)	$2,763
2021	3,773
2022	3,886
2023	1,003
Total undiscounted lease payments	$11,425
Less: Imputed Interest	(737)
Total operating lease liabilities	$10,688

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term.  In determining the present value of lease payments, the Company uses its incremental borrowing rate.  The weighted-average discount rate used to determine the operating lease liability was 5%. As of March 31, 2020, the weighted-average remaining lease term is 3.0 years.

As of December 31, 2019, future minimum payments and receipts under the Company’s operating and capital leases and sublease, under the prior lease standard, ASC 840, were as follows:

	Gross lease commitments	Sublease income	Net lease commitments
	(in thousands)
2020	$3,885	$(1,701)	$2,184
2021	3,786	(1,752)	2,034
2022	3,886	(1,804)	2,082
2023	1,003	(302)	701
Total future minimum lease payments	$12,560	$(5,559)	$7,001

Included in the amounts above are $0.2 million of capital lease obligations.

Rent expense was $2.0 million for the year ended December 31, 2019, net of sublease income and tenant improvement allowance credits.

Legal Matters

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that losses will be incurred and these losses can be reasonably estimated. As of March 31, 2020, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

8.	Sanofi Collaboration Agreement

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

The Company determined that the transaction price of the Sanofi Agreement was $196.1 million as of March 31, 2020. In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. The Company determined that the $50.0 million upfront payment and $146.1 million of estimated variable consideration for expense reimbursements from Sanofi for agreed upon research and development services as of March 31, 2020 constituted consideration to be included in the transaction price, which is to be allocated to the combined performance obligation. Development and regulatory milestones under the Sanofi Agreement were considered but not included in the transaction price, as it is probable that a significant revenue reversal could occur if they were included. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

During the three months ended March 31, 2020 and 2019, the Company recognized $11.5 million and $13.2 million of collaboration revenue associated with this agreement, respectively.

As of March 31, 2020 and December 31, 2019, $16.4 million and $17.1  million of deferred revenue, related party is classified as current and $12.4 million and $14.7 million is classified as noncurrent.

9.	Redeemable Convertible Preferred Stock

From December 2014 to May 2017, the Company issued a total of 14,430,799 shares of Series A redeemable convertible preferred stock at a price per share of $4.87, for aggregate proceeds of $70.1 million, net of issuance costs.

In March and June 2018, the Company issued a total of 7,731,155 shares of Series B redeemable convertible preferred stock at a price per share of $7.30 for proceeds of $56.2 million, net of issuance costs. In October 2018, the Company issued 6,797,915 shares of Series B redeemable convertible preferred stock in conjunction with acquiring Warp Drive. As part of the Warp Drive acquisition, the Company assumed $2.0 million in convertible notes payable, which was fully converted into 200,493 shares of Series B redeemable convertible preferred stock in October 2018. In November 2018, the Company issued 435,547 shares of Series B redeemable convertible preferred stock at a price per share of $10.03, for proceeds of $4.3 million, net of issuance costs.

In June and July 2019, the Company issued a total 10,004,514 shares of Series C redeemable convertible preferred stock at a price per share of $10.03 for proceeds of $100.0 million, net of issuance costs.

Redeemable convertible preferred stock consists of the following as of December 31, 2019:

	As of December 31, 2019
	Shares authorized	Shares issued and outstanding	Net carrying value	Aggregate liquidation preference
	(in thousands, except share data)
Series A	70,221,732	14,430,799	$72,248	$84,865
Series B	74,000,000	15,165,110	132,833	120,152
Series C	48,683,038	10,004,514	100,028	103,671
Total	192,904,770	39,600,423	$305,109	$308,688

Upon the closing of the IPO in February 2020, all shares of redeemable convertible preferred stock then outstanding converted into 39,600,423 shares of common stock. There were no shares of redeemable convertible preferred stock outstanding as of March 31, 2020.

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

10.	Common Stock

As of March 31, 2020 and December 31, 2019, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares and 249,000,000 shares of common stock, respectively, at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of the redeemable convertible preferred stockholders. As of March 31, 2020, no dividends have been declared to date.

The Company has reserved shares of common stock, on an as-converted basis, for future issuance as follows:

	March 31,	December 31,
	2020	2019
Redeemable convertible preferred stock	—	39,600,423
Outstanding options to purchase common stock	5,568,324	4,918,299
Available for future issuance under the 2020 Incentive Award Plan	5,110,075	803,652
Available for issuance under the 2020 Employee Stock Purchase Plan	528,959	—
Total	11,207,358	45,322,374

11.	Stock-Based Compensation

2020 Incentive Award Plan

In February 2020, the Company adopted the 2020 Equity Incentive Plan, or the 2020 Plan.  The 2020 Plan became effective on February 11, 2020. The 2020 Plan provides for a variety of stock-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock or cash based awards. Under the 2020 Plan, the Company generally grants stock-based awards with service-based vesting conditions only. Options granted typically vest over a four-year period, but may be granted with different vesting terms.

Following the effectiveness of the 2020 Plan, the Company will not make any further grants under the 2014 Equity Incentive Plan, or the 2014 Plan. However, the 2014 Plan will continue to govern the terms and conditions of the outstanding awards granted under it. Shares of common stock subject to awards granted under the 2014 Plan that are forfeited or lapse unexercised and which following the effective date of the 2020 Plan are not issued under the 2014 Plan will be available for issuance under the 2020 Plan.

As of March 31, 2020, there were 5,110,075 shares of common stock reserved for issuance pursuant to the 2020 Plan.

2014 Equity Incentive Plan

In December 2014, the Company adopted the 2014 Plan which provided for the Company to issue restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the Board of Directors and consultants of the Company under terms and provisions established by the Board of Directors. The Company generally granted stock-based awards with service-based vesting conditions only. Options granted typically vest over a four-year period but may be granted with different vesting terms.

The following summarizes option activity under both the 2020 Plan and the 2014 Plan:

	Number of Shares underlying options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2019	4,918,299	$3.59	8.96	$51,276
Options granted	661,122	17.86
Options exercised	(11,097)	2.48
Options cancelled	—	—
Balance, March 31, 2020	5,568,324	$5.29	8.85	$92,572
Options vested and expected to vest as of March 31, 2020	5,568,324	$5.29	8.85	$92,572
Options vested and exercisable as of March 31, 2020	1,582,478	$2.33	7.98	$30,990

As of March 31, 2020, there was $22.2 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 3.0 years.

Employee Stock Purchase Plan

In February 2020, the Company adopted the 2020 Employee Stock Purchase Plan, or the 2020 ESPP. Under the 2020 ESPP, employees have the ability to purchase shares of our common stock through payroll deductions at a discount during a series of offering periods of 24 months, each comprised of four six-month purchase periods. The purchase price will be the lower of 85% of the closing trading price per share of the Company’s common stock on the first day of an offering period in which an employee is enrolled or 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each purchase period.

The Company has reserved for issuance 528,959 shares of common stock pursuant to the 2020 ESPP. As of March 31, 2020, no offering periods have commenced under the 2020 ESPP.

Total stock-based compensation expense by function was as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Research and development	$893	$208
General and administrative	674	195
Total	$1,567	$403

Stock-based compensation related to options granted to non-employees was $0.2 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

The Company allows its employees, non-employees and directors to exercise options granted under the 2014 Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in other noncurrent liabilities and are reclassified to common stock and additional paid-in capital as the repurchase right lapses. As of March 31, 2020 and December 31, 2019, there were 292,380 and 349,501 shares, respectively, and $0.3 million and $0.3 million, respectively, recorded in other noncurrent liabilities, related to early exercised shares that were subject to repurchase.

12.	Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except share and per share data)
Numerator:
Net loss	$(19,519)	$(10,131)
Redeemable convertible preferred stock dividends- undeclared and cumulative	(2,219)	(2,676)
Net loss attributable to common stockholders	$(21,738)	$(12,807)
Denominator:
Weighted-average shares outstanding	32,227,701	3,212,427
Less: Weighted-average unvested restricted shares and shares subject to repurchase	(318,986)	(568,778)
Weighted-average shares used to compute net loss per share attributable to common stockholders-basic and diluted	29,297,698	2,643,649
Net loss per share attributable to common stockholders-basic and diluted	$(0.74)	$(4.84)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three Months Ended March 31,
	2020	2019
Redeemable convertible preferred stock	—	25,595,909
Options to purchase common stock	5,568,324	2,825,454
Options early exercised subject to future vesting	292,380	540,755
Total	5,860,704	28,962,118

13.	Related Party Relationships

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

14.	Subsequent Events

In April 2020, the Company amended its Redwood City Lease to lease an additional 19,483 square feet of office, laboratory and research and development space located at 300 Saginaw Drive, Redwood City, California (the 300 Building) beginning on December 15, 2020 and ending December 31, 2030.  Under the amendment, the Company’s existing lease term for 700 Saginaw Drive, Redwood City, California (the 700 Building) was extended until December 31, 2030.

The annual base rent for the lease of the 300 Building is $1.2 million until December 31, 2021, after which the annual base rent will increase by approximately 3.5% in each subsequent year of the lease term. The annual base rent for the lease of the 700 Building remains unchanged through April 30, 2023, and the annual base rent for the lease of the 700 Building is $2.8 million for the 12 month period ending April 30, 2024, after which the annual base rent increases by approximately 3.5% in each subsequent year of the lease term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this report, our actual results could differ materially from the results described or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our most advanced product candidate, RMC-4630, is a potent and selective inhibitor of SHP2, a central node in the RAS signaling pathway. In collaboration with Sanofi, we are evaluating RMC-4630 in a multi-cohort Phase 1/2 clinical program. This RMC-4630 Phase 1/2 program currently consists of two active clinical trials: RMC-4630-01, a Phase 1 study of RMC-4630 as a single agent, and RMC-4630-02, a Phase 1b/2 study of RMC-4630 in combination with the MEK inhibitor cobimetinib (Cotellic). We previously reported preliminary data from 63 patients who had enrolled in our Phase 1 study and received RMC-4630 as a monotherapy as of November 6, 2019 and from 8 patients who had enrolled in our Phase 1b/2 combination study and received RMC-4630 as of November 14, 2019. Leveraging our proprietary tri-complex technology platform, we are also developing a portfolio of mutant-selective RAS inhibitors that we believe are the first potent, selective, cell-active inhibitors of the active, GTP-bound form of RAS, or RAS(ON). Initially, we will prioritize four mutant RAS(ON) targets—KRASG12C, KRASG13C, KRASG12D and NRASG12C—and expect to nominate our first development candidate in 2020. Our pipeline also includes inhibitors of other key nodes within the RAS and mTOR signaling pathways, such as SOS1 and mTORC1. We believe our deep, differentiated pipeline and development strategies provide us with the opportunity to pioneer novel treatment regimens to maximize the depth and durability of clinical benefit and circumvent adaptive resistance mechanisms for patients with cancers dependent on these critical pathways.

In addition, we have two preclinical programs targeting other key nodes in the RAS and mTOR signaling pathways. Our program targeting SOS1, a protein that plays a key role in converting RAS(OFF) to RAS(ON) in cells, is currently in lead optimization stage. In addition, our preclinical development candidate, RMC-5552, is designed to selectively and deeply inhibit mTORC1, thereby preventing phosphorylation and inactivation of 4EBP1, a downstream protein in the mTOR signaling pathway that normally suppresses expression of certain oncogenes such as C-MYC. We advanced RMC-5552 into IND-enabling development in June 2019.

We have incurred net losses in each year since inception in 2014. Our net losses were $19.5 million and $10.1 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $176.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase in connection with our ongoing activities, as we:

•	continue our platform research and drug discovery efforts to identify product candidates;
•	advance product candidates through preclinical programs and clinical trials;
•	manufacture supplies for our preclinical studies and clinical trials;
•	pursue regulatory approval of product candidates;
•	operate as a public company following the completion of our initial public offering, or IPO, in February 2020;
•	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
•	hire additional personnel to support our development programs and secure additional facilities to support our operations.

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

Through March 31, 2020, we have received an aggregate of $101.4 million from Sanofi, including the upfront payment and research and development expense reimbursements.

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

In addition, we recorded $14.6 million in goodwill associated with the Warp Drive acquisition, which largely relates to the establishment of a deferred tax liability for the non-deductible IPR&D intangible assets acquired. Goodwill will not be amortized. Goodwill and IPR&D will be tested at least annually for impairment. No impairment has been recognized as of March 31, 2020.

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

Under the Sanofi Agreement, all of our RMC-4630 research and development expenses incurred from June 2018 to December 2018 have been reimbursed by Sanofi. All RMC-4630 development expenses and 80% of RMC-4630 research expenses in 2019 and 2020 are reimbursable by Sanofi. These reimbursements from Sanofi are recorded as collaboration revenue. We are responsible for early non-registrational clinical trials and Sanofi is responsible for conducting registrational clinical trials.

We expect our research and development expenses to increase for the foreseeable future as we continue to invest in discovering and developing product candidates and advancing product candidates into later stages of development, which may include conducting larger clinical trials. The process of conducting the necessary research and development and clinical trials to seek regulatory approval for product candidates is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or clinical trials or if and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, consultants and professional services expenses, including legal, audit, accounting and human resources services, insurance, allocated facilities and information technology costs, and other general operating expenses not otherwise classified as research and development expenses. Personnel-related costs consist of salaries, benefits and stock-based compensation. Facilities costs consist of rent, utilities and maintenance of facilities. We expect our general and administrative expenses to increase for the foreseeable future due to anticipated increases in headcount and as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, the Nasdaq Global Select Market, additional insurance expenses, investor relations activities and other administrative and professional services.

Interest Income

Interest income primarily consists of interest earned on our cash equivalents and marketable securities.

Interest and Other Expense

Interest and other expense primarily consists of interest related to our capital lease and interest on other outstanding obligations.

Benefit from Income Taxes

Benefit from income taxes relates to net changes in the deferred tax liability associated with our Warp Drive acquisition resulting from changes in the effective state tax rate and changes in our valuation allowance.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019	Increase/ (decrease)
	(in thousands)
Revenue:
Collaboration revenue, related party	$11,546	$13,166	$(1,620)
Total revenue	11,546	13,166	(1,620)
Operating expenses:
Research and development	27,457	21,186	6,271
General and administrative	5,171	2,416	2,755
Total operating expenses	32,628	23,602	9,026
Loss from operations	(21,082)	(10,436)	(10,646)
Other income (expense), net:
Interest income	909	335	574
Interest and other expense	(21)	(30)	9
Total other income (expense), net	888	305	583
Loss before income taxes	(20,194)	(10,131)	(10,063)
Benefit from income taxes	675	—	675
Net loss	$(19,519)	$(10,131)	$(9,388)

Collaboration Revenue

Collaboration revenue, related party consists of revenue under the Sanofi Agreement. Collaboration revenue, related party decreased by $1.6 million, or 12%, during the three months ended March 31, 2020 compared to the same period in 2019. The decrease in collaboration revenue, related party during the three months ended March 31, 2020 was primarily due to lower research and development costs incurred by us for our SHP2 program under the Sanofi Agreement resulting from lower manufacturing costs. During the three months ended March 31, 2019, we incurred upfront manufacturing costs related to the supply of RMC-4630 for our clinical trials.

Research and Development Expenses

Research and development expenses increased by $6.3 million, or 30%, during the three months ended March 31, 2020 compared to the same period in 2019. The increase in research and development expenses during the three months ended March 31, 2020 was primarily due to a $5.3 million increase in third party costs for our RAS portfolio, primarily driven by higher chemistry contract research organizations, pharmacology and manufacturing costs; a $1.7 million increase in third party costs for our SOS1 program, which commenced in 2019; a $1.0 million in third party expenses for our 4EBP1 program, which included increased manufacturing and preliminary safety assessment costs; a $0.8 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; offset by a decrease of $2.0 million in third-party expenses for our SHP2 program resulting from lower manufacturing costs as we incurred upfront manufacturing costs related to the supply of RMC-4630 for our clinical trials during the three months ended March 31, 2019.

General and Administrative Expenses

General and administrative expenses increased by $2.8 million, or 114%, during the three months ended March 31, 2020 compared to the same period in 2019. The increase in general and administrative expenses during the three months ended March 31, 2020 was primarily due to increases of $1.1 million in legal and accounting expenses and $0.4 million in insurance costs as a result of becoming a public company; an increase of $0.4 million in salaries and other employee-related expenses due to increased headcount; and an increase of $0.5 million in stock-based compensation expense.

Interest Income

Interest income increased by $0.6 million during the three months ended March 31, 2020 compared to the same period in 2019. The increase was primarily due to interest income earned from higher average investment balances resulting from the net proceeds from our Series C preferred stock financing in 2019 and IPO in February 2020.

Interest and Other Expense

Interest and other expense was less than $0.1 million for the three months ended March 31, 2020 and 2019.

Benefit from Income Taxes

Benefit from income taxes was $0.7 million for the three months ended March 31, 2020 and relates to a reduction in the effective state tax rate and the resulting impact on the deferred tax liabilities from the Warp Drive acquisition. There was no benefit from income taxes for the three months ended March 31, 2019.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act as a result of the Coronavirus pandemic, which contains among other things, numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The company has evaluated the current legislation and at this time, does not anticipate the CARES Act to have a material impact on its financial statements.

Liquidity and Capital Resources

Liquidity

On February 18, 2020, we closed our IPO and issued 16,100,000 shares of our common stock at a price to the public of $17.00 per share for net proceeds of approximately $250.7 million, after deducting underwriting discounts and commissions of $19.2 million and expenses of $3.8 million.

Our operations have been financed primarily by our IPO, net proceeds of $230.6 million from the issuance of our preferred stock and $101.4 million received under the Sanofi Agreement for upfront payments and for research and development cost reimbursement.

As of March 31, 2020, we had $347.9 million in cash, cash equivalents and marketable securities.

As of March 31, 2020, we had an accumulated deficit of $176.9 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our product candidates and our discovery programs, and to a lesser extent, general and administrative expenditures. We expect our expenses to continue to increase in connection with our ongoing activities, in particular as we continue to advance our product candidates and our discovery programs and operate as a public company.

We believe that our existing cash, cash equivalents and marketable securities enable us to fund our planned operations for at least 12 months following the date of this report.

The timing and amount of our future funding requirements depend on many factors, including:

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

We expect to need to obtain substantial additional funding in the future for our research and development activities and continuing operations. Sanofi reimburses us for almost all of our research and all of our development expenses associated with our SHP2 program, however Sanofi has the right to terminate the Sanofi Agreement for any reason, upon prior notice to us within certain specified time periods and upon any such termination by Sanofi with respect to any product or country, all licenses to Sanofi with respect to such product or country shall automatically terminate and all rights generally revert back to us. If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings and collaborations or licensing arrangements. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise capital, we may need to delay, reduce or terminate planned activities to reduce costs. Doing so will likely harm our ability to execute our business plans.

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by (used in) provided by:
Operating activities	$(28,018)	$(12,605)
Investing activities	(59,716)	5,761
Financing activities	253,744	14
Net change in cash and cash equivalents	$166,010	$(6,830)

Cash Used in Operating Activities

During the three months ended March 31, 2020, cash used in operating activities of $28.0 million was attributable to a net loss of $19.5 million and a net change of $11.5 million in our operating assets and liabilities, partially offset by a net change of $3.0 million in non-cash charges. The non-cash charges consisted of depreciation and amortization of $1.4 million and stock-based compensation expense of $1.6 million. The change in operating assets and liabilities was primarily due to a $3.2 million increase in prepaid expenses and other current assets primarily resulting from the timing of prepayments made for research and development activities, a $3.0 million decrease in deferred revenue associated with the Sanofi Agreement, and a $4.0 million decrease in accounts payable and accrued liabilities.

During the three months ended March 31, 2019, cash provided by operating activities of $12.6 million was attributable to a net loss of $10.1 million and a net change of $4.3 million in our operating assets and liabilities, partially offset by a net change of $1.8 million in non-cash charges. The non-cash charges consisted of depreciation and amortization of $0.8 million, stock-based compensation expense of $0.4 million, and a loss on disposal of property and equipment of $0.6 million. The change in operating assets and liabilities was primarily due to a $3.5 million decrease in deferred revenue associated with the Sanofi Agreement and a $0.6 million increase in receivables from a related party resulting from the Sanofi Agreement.

Cash Provided by (Used in) Investing Activities

During the three months ended March 31, 2020, cash provided by investing activities of $59.7 million, was primarily comprised of purchases of marketable securities of $100.0 million and purchases of property and equipment of $0.6 million, partially offset by cash provided by maturities of marketable securities of $40.9 million.

During the three months ended March 31, 2019 cash provided by investing activities of $5.8 million was primarily comprised of proceeds from sale of held-for-sale assets of $6.0 million, partially offset by purchases of property and equipment of $0.3 million.

Cash Provided by Financing Activities

During the three months ended March 31, 2020, cash provided by financing activities of $253.7 million was comprised primarily of proceeds from issuance of common stock, net of offering costs related to our IPO in February 2020.

During the three months ended March 31, 2019, cash provided by financing activities was comprised of proceeds from the issuance of common stock upon the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our commitments and contractual obligations as of March 31, 2020:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$11,425	$3,690	$7,735	$—	$—
Finance lease obligations	131	131	—	—	—
Total contractual obligations	$11,556	$3,821	$7,735	$—	$—

Our contractual obligations reflect our minimum payments due for office and laboratory space leases in Redwood City, California and Cambridge, Massachusetts, which are our operating leases, and our equipment leases, which are our capital leases. Our primary Redwood City lease commenced in January 2015 and as of March 31, 2020, ended in April 2023. As part of the Warp Drive acquisition, we assumed Warp Drive’s office and laboratory space lease in Cambridge, which ends in February 2023. In March 2019, we fully subleased the Cambridge lease to Casma Therapeutics, Inc., or Casma, on financial terms substantially the same as the original lease. The amounts reflected in the table above include our lease payments for the Cambridge lease, but do not reflect any offset for the sublease payments we are entitled to receive from Casma. The sublease by Casma and related sublease payments by Casma to us are fully guaranteed by Third Rock Ventures, LLC.

In April 2020, we amended our Redwood City Lease to lease an additional 19,483 square feet of office, laboratory and research and development space located at 300 Saginaw Drive, Redwood City, California, or the 300 Building, beginning on December 15, 2020 and ending December 31, 2030.  Under the amendment, our existing lease term for the premises located at 700 Saginaw Drive, Redwood City, California, or the 700 Building, was extended until December 31, 2030. The annual base rent for the lease of the 300 Building is approximately $1.2 million until December 31, 2021, after which the annual base rent will increase by approximately 3.5% in each subsequent year of the lease term. The annual base rent for the lease of the 700 Building remains unchanged through April 30, 2023, and annual base rent for the lease of the 700 Building is approximately $2.8 million for the 12 month period ending April 30, 2024, after which the annual base rent increases by approximately 3.5% in each subsequent year of the lease term. These lease payments are not included in the above commitments and contractual obligations table as the lease amendment occurred after March 31, 2020.

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

Critical Accounting Policies, Significant Judgments and Use of Estimate

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of our critical accounting estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 30, 2020, or our 2019 Form 10-K. There have been no material changes to these critical accounting policies and estimates since our 2019 Form 10-K.

Emerging Growth Company Status

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company,” or an EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We early adopted ASC 606 as the JOBS Act does not preclude an EGC from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We have elected to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early.

For a complete description of our significant accounting policies, see “Note 2. Summary of significant accounting policies” in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report and Note 2. Summary of significant accounting policies in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of our 2019 Form 10-K.

Recent Accounting Pronouncements

For a description of the expected impact of recently adopted accounted pronouncements, see Note 2. Summary of significant accounting policies in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

We held cash, cash equivalents and marketable securities of $347.9 million and $122.8 million as of March 31, 2020 and December 31, 2019, respectively, which consisted of bank deposits, money market funds, U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, an immediate one percent change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chairman and our Vice President, Finance and Principal Accounting Officer, our principal executive officer and principal financial officer, respectively, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, our President and Chief Executive Officer and Chairman and our Vice President, Finance and Principal Accounting Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were, in design and operation, effective to the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On February 7, 2020, former employees, Hirdesh Uppal and Catriona Carey, filed lawsuits against us in the Superior Court of the State of California, San Mateo County. Following their termination in March 2019, the plaintiffs alleged wrongful termination in violation of public policy, retaliatory termination in violation of the California labor code and defamation. The plaintiffs were seeking compensatory and punitive damages, general emotional distress damages, prejudgment interest, cost of the lawsuit and attorneys’ fees. We carefully evaluated the plaintiffs’ claims and believed that we had substantial and meritorious defenses to those claims. In March 2020, we settled all claims asserted by Catriona Carey and in May 2020, we settled all claims asserted by Hirdesh Uppal. This matter did not have a material adverse effect on our financial position, results of operations or cash flows.

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

Item 1A. Risk Factors.

Our business involves risks, some of which are described below. You should carefully consider these risks, as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, cash flows and growth prospects. In such an event, the market price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

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

Since inception, we have incurred significant net losses. Our net losses were $47.7 million, $41.8 million, and $31.1 million for the years ended December 31, 2019, 2018 and 2017, respectively Our net loss was $19.5 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $176.9 million. We have funded our operations to date primarily with proceeds from the sale of common stock and preferred stock and upfront payments and research and development cost reimbursement received under our collaboration agreement with Genzyme Corporation, an affiliate of Sanofi, or the Sanofi Agreement. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Our operations have consumed substantial amounts of cash since inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial preclinical and clinical product candidates. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of March 31, 2020, we had cash, cash equivalents and marketable securities of $347.9 million. In February 2020, we raised $250.7 million upon the completion of our initial public offering, or IPO, net of underwriting discounts and commissions and offering expenses. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we are able to gain marketing approval for product candidates that we develop, including RMC-4630, we will require significant additional amounts of cash in order to launch and commercialize such product candidates to the extent that such launch and commercialization are not the responsibility of Sanofi or another collaborator that we may contract with in the future. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

The timing and amount of our future capital requirements depend on many factors, including:

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

Other than our Sanofi collaboration on SHP2 inhibitors, including RMC-4630, we do not have any committed external source of funds or other support for our development efforts. We expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We believe that our existing cash, cash equivalents and marketable securities enable us to fund our planned operations for at least 12 months following the date of this report.

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

To date, we have primarily financed our operations through the sale of preferred stock and common stock and upfront payments and research and development cost reimbursement received in connection with our collaboration with Sanofi. We will be required to seek additional funding in the future and currently intend to do so through collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional funds by issuing equity securities, our stockholders may suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities would receive any distribution of our corporate assets. Attempting to secure additional financing may also divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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

The success of our current and future product candidates will depend on several factors, including the following:

•	successful completion of clinical trials and preclinical studies;
•	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•	acceptance of investigational new drug applications, or INDs, for our planned clinical trials or future clinical trials;
•	successful enrollment and completion of clinical trials, particularly where competitors may also be recruiting patients with KRASG12C mutations;
•	successful data from our clinical program that supports an acceptable risk-benefit profile of our product candidates in the intended populations;
•	receipt and maintenance of marketing approvals from applicable regulatory authorities;

•	establishing agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if one of our product candidates is approved;
•	entry into collaborations to further the development of our product candidates;
•	obtaining and maintaining our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	enforcing and defending intellectual property rights and claims;
•	obtaining and maintaining regulatory exclusivity for our product candidates;
•	successfully launching commercial sales of our product candidates, if approved;
•	acceptance of the product candidate’s benefits and uses, if approved, by patients, the medical community and third-party payors;
•	the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates following approval;
•	effectively competing with other therapies; and
•	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors.

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

In order to obtain FDA approval to market a new small molecule product, we must demonstrate proof of safety and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned INDs in the United States. We only have one product candidate in clinical development and the rest of our programs are in preclinical research or development, including our RAS portfolio and RMC-5552 product candidate. We cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical studies will ultimately support further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing additional clinical trials to begin.

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

We enlist various technologies and capabilities that give us chemical access to challenging sites on target proteins that generally are not accessible using conventional small molecule drug discovery approaches. For each target, we consider the specific structural, physico-chemical, functional and dynamic properties of the target and deploy the approach or approaches that appear most likely to yield viable development candidates. The “Rule of 5” is a set of criteria used in pharmaceutical drug development to determine whether chemical compounds have certain physico-chemical properties that make them likely to be orally active drugs in humans. In some instances, the compounds we discover and develop are traditional small molecules (i.e. less than 500 daltons) with properties that generally satisfy conventional pharmaceutical “Rule of 5” criteria, while in other cases, they are larger (i.e. more than 500 daltons) “Beyond Rule of 5”, or BRo5, compounds that by definition do not satisfy these criteria. For example, our mTORC1 program and our RAS(ON) program each include pursuit of BRo5 compounds.

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
•

we may be unable to demonstrate to the satisfaction of the FDA, the EMA or comparable foreign regulatory authorities that a product candidate is safe or effective for its proposed indication or indications;

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

All of our clinical trial sites for our RMC-4630 clinical studies are currently located in the U.S., and may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by federal, state or local governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. We are aware of several clinical sites involved in our RMC-4630 clinical studies that have temporarily stopped or delayed enrolling new patients, with exemptions if appropriate.  These developments may delay our clinical trial timelines. Some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct clinical trials are located in countries affected by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these trials. Currently, we expect no material impact on the clinical supply of RMC-4630.

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

From time to time, we may disclose interim data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more data on existing patients become available. For example, we have reported interim Phase 1 clinical data for RMC-4630 as a single agent. As of the cutoff date, of November 6, 2019, 63 patients had received treatment: 49 patients on a daily dosing schedule with a median exposure to study drug of only 1.8 months, and 14 patients on an intermittent dosing schedule, with median exposure to study drug of only 1.6 months. We have also reported interim Phase 1b/2 clinical data for RMC-4630 in combination with the MEK inhibitor cobimetinib. As of the cutoff date of November 14, 2019, these data included eight patients with median exposure to study drug of only 1.4 months. Our clinical trial program is ongoing, and the final results may be materially different from what we previously reported. Adverse differences between interim data and final data could significantly harm our business, financial condition, results of operations and prospects. From time to time, we may also publicly disclose preliminary or “topline” data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same clinical trials, or different conclusions or considerations may qualify such topline results once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

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

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas (and that seek to evaluate patients with cancer cells having the same mutations, particularly with patients having KRASG12C mutations) as our current and potential future product candidates. This competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites. Moreover, because our current and potential future product candidates may represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our ongoing or any future clinical trials.

All of our clinical trial sites for our RMC-4630 clinical studies are currently located in the U.S., and may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by federal, state or local governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. We are aware of several clinical sites involved in our RMC-4630 clinical studies that have temporarily stopped or delayed enrolling new patients, with exemptions if appropriate.  These developments may delay our clinical trial timelines. Some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct clinical trials are located in countries affected by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these trials. Currently, we expect no material impact on the clinical supply of RMC-4630.

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

The RMC-4630-01 study is evaluating the safety, pharmacokinetics and pharmacodynamic effects of RMC-4630 as a single agent under daily and intermittent schedules. For those receiving RMC-4630 on the intermittent dosing schedule, there was one treatment-related serious adverse event, or SAE, (grade 3 abdominal distention) as of the cutoff date of November 6, 2019. No treatment-related grade 4 or grade 5 adverse events, or AEs, had been reported as of the cutoff date. The most common treatment-related AEs for the intermittent dosing group were anemia (35.7%), fatigue (35.7%), thrombocytopenia (35.7%) and edema (28.6%). For those receiving RMC-4630 on the daily schedule, three SAEs were deemed possibly or probably related to the treatment (dehydration, anasarca (generalized edema) and thrombocytopenia), and an additional three SAEs (extensive metastases of tumor in the lungs with grade 4 respiratory failure, fever and radiologic evidence of infectious pneumonia with grade 4 respiratory failure and a single reading of grade 3 prologation of QTc) were reported in which the investigator was unable to rule out an association with the treatment. The most common treatment-related AEs for the daily dosing group were thrombocytopenia (28.6%), diarrhea (24.5%) and anemia (22.4%).

The RMC-4630-02 study is evaluating the safety, tolerability and pharmacokinetics of RMC-4630 and cobimetinib using intermittent dosing of RMC-4630 with daily dosing of cobimetinib. Alternative dosing schedules using intermittent dosing of one or both RMC-4630 and cobimetinib are also under evaluation. Adverse events were consistent with the expected mechanistic effects of both SHP2 inhibition and MEK inhibition. No SAEs or grade 4 or 5 AEs were reported in the RMC-4360-02 study as of the cutoff date of November 14, 2019. The most common AEs related to RMC-4630 were diarrhea (25.0%) and edema (25.0%). The most common AE related to cobimetinib was edema (25.0%).

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

We may also evaluate RMC-4630 or any other current or future product candidates in combination with one or more other cancer therapies, such as AMG 510 or Lilly’s LY-3214996, that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States or with approved cancer therapies at an unapproved dose and/or schedule, and/or with approved cancer therapies in unapproved indications. We will not be able to market and sell RMC-4630 or any product candidate we develop in combination with any such cancer therapies outside existing approved labels that do not ultimately obtain marketing approval.

If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with or any product candidate we develop, we may be unable to obtain approval of or market or any product candidate we develop.

In addition, Sanofi primarily controls the research and development activities of our SHP2 inhibitors, including RMC-4630, pursuant to the terms of the Sanofi Agreement, and may disagree with us regarding which other therapies should be evaluated in combination with RMC-4630. As a result of any such disagreement, our completion of a trial in combination with our preferred combination product candidate may be delayed or prevented. We rely on Sanofi for the supply of RMC-4630 for future combination studies and if Sanofi is unwilling to supply RMC-4630 to be used in combination with a product candidate from our pipeline, our ability to complete a trial evaluating such combination may be delayed or prevented.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe effects, are more convenient, have a broader label, are marketed more effectively, are reimbursed or are less expensive than any products that we may develop. Our competitors also may obtain FDA, EMA or other marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if the product candidates we develop achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness.

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act, or the TCJA, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to reduce the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the TCJA. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review the case, although it is unclear when a decision will be made or how the Supreme Court will rule. In addition, there may be other efforts to challenge, repeal or replace the ACA. While the Texas U.S. District Court Judge, as well as the Trump administration and Centers for Medicare and Medicaid Services, or CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business. The effect that the ACA and its possible repeal and replacement may have on our business remains unclear.

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

In addition, Sanofi can terminate the Sanofi Agreement (including for convenience), and in the event Sanofi terminates the Sanofi Agreement, we would be prevented from receiving any research and development funding, milestone payments, profit share payments, royalty payments and other benefits under that agreement. Termination of the Sanofi Agreement could require us to seek additional funding in order to avoid delaying, reducing the scope of, or suspending, one or more of our research and development programs or clinical trials. In addition, any decision by Sanofi to terminate the Sanofi Agreement may negatively impact public perception of RMC-4630, or all of the SHP2 program covered by the Sanofi Agreement, which could adversely affect the market price of our common stock. We cannot provide any assurance with respect to the success of the Sanofi collaboration. Any of the foregoing events could have a materially adverse effect on our business, financial condition, results of operation and prospects. For more information regarding the Sanofi Agreement, see Part I, Item 1 of our 2019 Form 10-K under the caption “Business—Collaboration agreement with Sanofi.”

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

All of our clinical trial sites for our RMC-4630 clinical studies are currently located in the U.S., and may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by federal, state or local governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. We are aware of several clinical sites involved in our RMC-4630 clinical studies that have temporarily stopped or delayed enrolling new patients, with exemptions if appropriate.  These developments may delay our clinical trial timelines.

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

In addition, if our licensors fail to abide by the terms of the license, if the licensors fail to prevent infringement by third parties or if the licensed patents or other rights are found to be invalid or unenforceable, our business, competitive position, financial condition, results of operations and prospects could be materially harmed. For more information regarding our license agreements, see Part I, Item 1 of our 2019 Form 10-K under the caption “Business—Collaboration agreement with Sanofi.” Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

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

As of March 31, 2020, we had 100 full-time employees, including 84 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Outbreaks of epidemic, pandemic or contagious diseases, such as the recent SAR-CoV-2 virus, or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome or the H1N1 virus, could significantly disrupt our business. Such outbreaks pose the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time due to spread of the disease within these groups, or due to shutdowns that may be requested or mandated by federal, state and local governmental authorities. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities and the facilities of our partners, clinical trial sites, service providers, suppliers or contract manufacturers. While it is not possible at this time to estimate the overall impact that COVID-19 will have on our business, the continued rapid spread of COVID-19, both across the United States and through much of the world, and the measures taken by the governments of countries and local authorities affected could disrupt and delay our ongoing clinical trials, our preclinical activities, the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials and adversely impact our business, financial condition or results of operations.

For example, as a result of the COVID-19 pandemic, the state of California, where our corporate offices are located, has issued orders for all residents to remain at home, except as needed for essential activities, and we have had to implement work from home policies that may continue for an indefinite period. We have taken steps to ensure the safety of our patients and employees, while working to ensure the sustainability of our business operations as this unprecedented situation continues to evolve. We continue to evaluate the impact of COVID-19 on the healthcare system and work with healthcare providers supporting our clinical studies to mitigate risk to patients while taking into account regulatory, institutional, and government guidance and policies. All of our clinical trial sites for our RMC-4630 clinical studies are currently located in the U.S., and may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by federal, state or local governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. We are aware of several clinical sites involved in our RMC-4630 clinical studies that have temporarily stopped or delayed enrolling new patients, with exemptions if appropriate.  These developments may delay our clinical trial timelines. Some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests and clinical trials are located in countries affected by COVID-19, and should they experience continued disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing clinical trials. Currently, we expect no material impact on the clinical supply of RMC-4630.  Furthermore, the spread of the virus may affect the operations of key governmental agencies, such as the FDA, which may delay the development of our product candidates. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver components or raw materials on a timely basis or at all. Such events may result in a period of business disruption, and in reduced operations, or doctors and medical providers may be unwilling to participate in our clinical trials, any of which could materially affect our business, financial condition and results of operations.

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

Our common stock is currently listed on the Nasdaq Global Select Market under the symbol “RVMD”. The price for our common stock may vary and an active or liquid market in our common stock may not be sustained. The lack of an active market may impair the value of your shares, your ability to sell your shares at the time you wish to sell them and the prices that you may obtain for your shares. An inactive market may also impair our ability to raise capital by selling our common stock and our ability to acquire other companies, products or technologies by using our common stock as consideration.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements, that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year of our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As of March 31, 2020, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 43% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

•	delaying, deferring or preventing a change of control of us;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2019 Form 10-K for more information regarding the ownership of our outstanding common stock by our executive officers, directors and their affiliates.

We incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of their IPO. We intend to take advantage of this legislation, but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

As of March 31, 2020, we had outstanding 59,003,644 shares of common stock. The resale of 42,895,971 shares, or 73% of our outstanding shares of common stock is currently prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by certain of our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters in connection with our IPO. The lock-up agreements with the underwriters or market stand-off provisions in agreements with us will expire 180 days after February 12, 2020. J.P. Morgan Securities LLC may, in its sole discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements. After the lock-up agreements with the underwriters or market stand-off provisions in agreements with us expire, the shares of common stock will be eligible for sale in the public market. Approximately 55% of these additional shares are held by directors, executive officers and other affiliates and will be subject to certain limitations of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

As of March 31, 2020, 11,207,358 shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements, market stand-off provisions in agreements with us and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

The trading market for our common stock relies, in part, on the research and reports that industry or financial analysts publish about us or our business. If few analysts commence coverage of us, the trading price of our stock would likely decrease. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which, in turn, could cause our stock price to decline.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2021. When we lose our status as an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent changes in control or changes in our management without the consent of our board of directors. These provisions include the following:

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws, which became effective immediately prior to the completion of our IPO and our indemnification agreements that we have entered into with our directors and officers provide that:

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

•

we are not obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any state law derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, any action to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws preclude stockholders that assert claims under the Securities Act or the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. If a court were to find the choice of forum provision that is included in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition, results of operations and prospects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from the Sale of Registered Securities

On February 12, 2020, our registration statement on Form S-1 (File No. 333-235968) relating to our IPO of common stock became effective.  The IPO closed on February 18, 2020 at which time we issued 16,100,000 shares of common stock (including the exercise in full by the underwriters of their option to purchase an additional 2,100,000 shares of common stock) at a public offering price of $17.00 per share.  We received net proceeds from the IPO of approximately $250.7 million, after deducting the underwriting discounts and commissions of $19.2 million and expenses of $3.8 million.  None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates.  J.P. Morgan Securities LLC, Cowen and Company, LLC, SVB Leerink LLC and Guggenheim Securities, LLC acted as joint book-running managers for the offering.

There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on February 13, 2020.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number
2.1	Agreement and Plan of Merger, dated as of October 15, 2018, by and among Revolution Medicines, Inc., Trotsky Merger Sub, Inc., Warp Drive Bio, Inc., and Fortis Advisors LLC.	S-1	1/17/2020	2.1
3.1	Amended and Restated Certificate of Incorporation.	8-K	2/18/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	2/18/2020	3.2
10.1(a)#	2020 Incentive Award Plan.	S-1/A	2/3/2020	10.7(a)
10.1(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1/A	2/3/2020	10.7(b)
10.1(c)	Form of Restricted Stock Award Agreement under the 2020 Incentive Award Plan.	S-1/A	2/3/2020	10.7(c)
10.1(d)#	Form of Restricted Stock Unit Award Grant Notice under the 2020 Incentive Award Plan.	S-1/A	2/3/2020	10.7(d)
10.2#	2020 Employee Stock Purchase Plan.	S-1/A	2/3/2020	10.8
10.3#	Non-Employee Director Compensation Program.	S-1/A	2/3/2020	10.12
10.4	Second Amendment to Lease by and between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of April 17, 2020.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Indicates management contract or compensatory plan.
*

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Revolution Medicines, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Revolution Medicines, Inc.

Date: May 14, 2020	By:	/s/ Mark A. Goldsmith
Mark A. Goldsmith, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Revolution Medicines, Inc.

Date: May 14, 2020	By:	/s/ Jack Anders
Jack Anders
Vice President, Finance and Principal Accounting Officer (Principal Financial and Accounting Officer)