Form 10-Q
period 2020-06-30
Revolution Medicines, Inc.
filed 2020-08-10
CIK 1628171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 5, 2020, the registrant had 65,926,453 shares of common stock, $0.0001 par value per share, outstanding.

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

•	the impact of COVID-19 on our business and operations, including clinical trials, manufacturing suppliers, collaborators, use of contract research organizations and employees;
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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (https://ir.revmed.com), Securities and Exchange Commission, or SEC, filings, webcasts, press releases and conference calls. We use these mediums, including our website, to communicate with the public about our company, our business and other issues. It is possible that the information that we make available may be deemed to be material information. We, therefore, encourage investors and others interested in our company to review the information that we make available through these mediums.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$23,976	$16,659
Marketable securities	301,469	106,099
Receivable from related party	7,331	8,737
Prepaid expenses and other current assets	7,605	2,486
Total current assets	340,381	133,981
Property and equipment, net	7,102	7,147
Operating lease right-of-use asset	28,892	—
Intangible assets, net	61,479	62,013
Goodwill	14,608	14,608
Restricted cash	1,084	214
Other noncurrent assets	411	2,566
Total assets	$453,957	$220,529
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$10,173	$11,400
Accrued expenses and other current liabilities	15,363	14,528
Operating lease liability, current	3,619	—
Deferred revenue, related party, current	14,582	17,124
Total current liabilities	43,737	43,052
Deferred rent, noncurrent	—	1,741
Deferred revenue, related party, noncurrent	11,609	14,727
Deferred tax liability	7,085	7,819
Operating lease liability, noncurrent	30,337	—
Other noncurrent liabilities	691	655
Total liabilities	93,459	67,994
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value; zero and 192,904,770 shares authorized at June 30, 2020 and December 31, 2019, respectively; zero and 39,600,423 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively; aggregate liquidation preference of zero and $308,688 and at June 30, 2020 and December 31, 2019, respectively	—	305,109
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and zero shares authorized at June 30, 2020 and December 31, 2019, respectively; zero shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 and 249,000,000 shares authorized at June 30, 2020 and December 31, 2019, respectively; 59,015,868 and 3,292,124 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	6	—
Additional paid-in capital	564,321	4,738
Accumulated other comprehensive income	291	74
Accumulated deficit	(204,120)	(157,386)
Total stockholders' equity (deficit)	360,498	(152,574)
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$453,957	$220,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Collaboration revenue, related party	$10,025	$12,281	$21,571	$25,447
Total revenue	10,025	12,281	21,571	25,447
Operating expenses:
Research and development	32,918	20,117	60,375	41,303
General and administrative	5,091	2,725	10,262	5,141
Total operating expenses	38,009	22,842	70,637	46,444
Loss from operations	(27,984)	(10,561)	(49,066)	(20,997)
Other income, net:
Interest income	730	470	1,639	805
Interest and other expense	(19)	(28)	(40)	(58)
Total other income, net	711	442	1,599	747
Loss before income taxes	(27,273)	(10,119)	(47,467)	(20,250)
Benefit from income taxes	58	—	733	—
Net loss	$(27,215)	$(10,119)	$(46,734)	$(20,250)
Redeemable convertible preferred stock dividends - undeclared and cumulative	—	(3,063)	(2,219)	(5,740)
Net loss attributable to common stockholders	$(27,215)	$(13,182)	$(48,953)	$(25,990)
Net loss per share attributable to common stockholders - basic and diluted	$(0.46)	$(4.85)	$(1.11)	$(9.69)
Weighted-average common shares used to compute net loss per share, basic and diluted	58,752,494	2,718,573	44,025,372	2,680,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(27,215)	$(10,119)	$(46,734)	$(20,250)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	255	(15)	217	(15)
Total comprehensive loss	$(26,960)	$(10,134)	$(46,517)	$(20,265)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

						Accumulated
	Redeemable Convertible				Additional	other		Total
	Preferred Stock		Common Stock		Paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	income	Deficit	Equity/(Deficit)
Balance at December 31, 2019	39,600,423	$305,109	3,292,124	$—	$4,738	$74	$(157,386)	$(152,574)
Conversion of redeemable convertible preferred stock into common stock	(39,600,423)	(305,109)	39,600,423	4	305,105	—	—	305,109
Issuance of common stock upon initial public offering, net of offering cost of $23,003	—	—	16,100,000	2	250,695	—	—	250,697
Issuance of common stock pursuant to stock option exercises	—	—	11,097	—	27	—	—	27
Vesting of early exercised stock options	—	—		—	47	—	—	47
Stock-based compensation expense	—	—	—	—	1,567	—	—	1,567
Net unrealized loss on marketable securities	—	—	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	—	—	(19,519)	(19,519)
Balance at March 31, 2020	—	$—	59,003,644	$6	$562,179	$36	$(176,905)	$385,316
Issuance of common stock pursuant to stock option exercises	—	—	21,578	—	86	—	—	86
Vesting of early exercised stock options and restricted stock	—	—	—	—	39	—	—	39
Repurchase of common stock			(9,354)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,017	—	—	2,017
Net unrealized gain on marketable securities	—	—	—	—	—	255	—	255
Net loss	—	—	—	—	—	—	(27,215)	(27,215)
Balance at June 30, 2020	—	$—	59,015,868	$6	$564,321	$291	$(204,120)	$360,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

(unaudited)

						Accumulated
	Redeemable Convertible				Additional	other		Total
	Preferred Stock		Common Stock		Paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	income	Deficit	Equity/(Deficit)
Balance at December 31, 2018	29,595,909	$205,081	3,208,924	$—	$1,300	$—	$(109,722)	$(108,422)
Issuance of common stock pursuant to stock option exercises	—	—	3,766	—	14	—	—	14
Issuance of common stock pursuant to early exercised stock options	—	—	13,640	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	27	—	—	27
Repurchases of early exercised stock	—	—	(1,948)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	403	—	—	403
Net loss	—	—	—	—	—	—	(10,131)	(10,131)
Balance at March 31, 2019	29,595,909	$205,081	3,224,382	$—	$1,744	$—	$(119,853)	$(118,109)
Issuance of Series C redeemable convertible preferred stock for cash at $10.03 per share, net of issuance costs of $254	8,991,731	89,935	—	—	—	—	—	—
Issuance of common stock pursuant to stock option exercises	—	—	1,391	—	1	—	—	1
Issuance of common stock pursuant to early exercised stock options	—	—	5,998	—	—	—	—	—
Vesting of early exercised stock options and restricted stock	—	—	—	—	35	—	—	35
Repurchases of early exercised stock	—	—	(51,375)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	506	—	—	506
Net unrealized loss on marketable securities	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(10,119)	(10,119)
Balance at June 30, 2019	38,587,640	$295,016	3,180,396	$—	$2,286	$(15)	$(129,972)	$(127,701)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(46,734)	$(20,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	534	534
Stock-based compensation expense	3,584	909
Depreciation and amortization	1,272	1,070
Gain on disposal of property and equipment	—	55
Loss on disposal of held-for-sale assets	—	597
Net amortization (accretion) of premium (discount) on marketable securities	(18)	(88)
Amortization of operating lease right-of-use asset	1,409	—
Changes in operating assets and liabilities:
Receivable from related party	1,406	(1,583)
Prepaid expenses and other current assets	(2,541)	22
Accounts payable	(941)	1,503
Accrued expenses and other current liabilities	1,286	(53)
Deferred revenue, related party	(5,660)	(6,742)
Deferred tax liability	(734)	—
Deferred rent	—	(232)
Operating lease liability	(1,273)	—
Other noncurrent assets	274	(65)
Other noncurrent liabilities	127	216
Net cash used in operating activities	(48,009)	(24,107)
Cash flows from investing activities
Purchases of marketable securities	(305,205)	(55,406)
Maturities of marketable securities	107,065	—
Sales of marketable securities	3,005	—
Purchases of property and equipment	(1,077)	(972)
Proceeds from sale of property and equipment	—	187
Proceeds from sale of held-for-sale assets	—	6,000
Net cash used in investing activities	(196,212)	(50,191)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of issuance costs	252,300	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	90,172
Proceeds from issuance of common stock under equity incentive plans	113	15
Repurchases of early exercised stock	(5)	—
Net cash provided by financing activities	252,408	90,187
Net increase in cash, cash equivalents and restricted cash	8,187	15,889
Cash, cash equivalents and restricted cash - beginning of year	16,873	69,800
Cash, cash equivalents and restricted cash - end of year	$25,060	$85,689
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	23,976	85,475
Restricted cash	1,084	214
Cash, cash equivalents and restricted cash - end of period	$25,060	$85,689
Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised options and restricted stock	$91	$62
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	530	910
Unpaid Series C redeemable convertible preferred stock issuance costs	—	237
Right-of-use assets obtained in exchange for operating lease liabilities	21,188	—
Unpaid deferred offering costs	241	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization

Revolution Medicines, Inc. (the Company) is a clinical-stage precision oncology company focused on developing targeted therapies to inhibit frontier targets in RAS-addicted cancers. The Company was founded in October 2014 and is headquartered in Redwood City, California.

Liquidity

The Company has incurred net operating losses in each year since inception. As of June 30, 2020, the Company had an accumulated deficit of $204.1 million. Management believes that its existing cash, cash equivalents and marketable securities will enable the Company to fund planned operations for at least 12 months following the issuance date of these condensed consolidated financial statements. The Company has been able to fund its operations through the issuance and sale of common stock and redeemable convertible preferred stock in addition to upfront payments and research and development cost reimbursement received under the Company’s collaboration agreement with Genzyme Corporation, an affiliate of Sanofi. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and payments the Company may receive under the Sanofi collaboration agreement or future collaboration agreements, if any. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Public Offerings

In February 2020, the Company closed its initial public offering (IPO), and issued 16,100,000 shares of its common stock (including the exercise in full by the underwriters of their option to purchase an additional 2,100,000 shares of common stock) at a price to the public of $17.00 per share for net proceeds of $250.7 million, after deducting underwriting discounts and commissions of $19.2 million and expenses of $3.8 million.

In July 2020, the Company issued and sold 6,900,000 shares of its common stock in an underwritten public offering (including the exercise in full by the underwriters of their option to purchase an additional 900,000 shares of the Company’s common stock) at a price of $26.00 per share for net proceeds of $167.9 million, after deducting underwriting discounts and commissions of $10.8 million and offering expenses of $0.7 million.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and applicable rules of the Securities and Exchange Commission (SEC) regarding interim financial reporting and, in the opinion of management, include all normal and recurring adjustments which are necessary to state fairly the Company's financial position and results of operations for the reported periods. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The condensed consolidated financial statements for the periods ended June 30, 2020 and June 30, 2019 include the accounts of the Company and its wholly owned subsidiary, Warp Drive Bio, Inc. (Warp Drive). All intercompany balances and transactions have been eliminated in consolidation. The functional and reporting currency of the Company and its subsidiary is the U.S. dollar.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical accruals, valuation of in-process research and development and developed technologies, valuation of the redeemable convertible preferred stock liability, income taxes, useful lives of property and equipment and intangible assets, impairment of goodwill, and stock-based compensation. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, financial condition and results of operations is highly uncertain and subject to change. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three months ended June 30, 2020. Actual results could materially differ from the Company’s estimates, and there may be changes to the estimates in future periods.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. The Company’s cash is held by two financial institutions in the United States, which management believes to be of high credit quality. The Company invests in money market funds, U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company is subject to credit risk as its receivable and collaboration revenue, related party are entirely related to its collaboration agreement with Sanofi. See Note 8, “Sanofi Collaboration Agreement.”

All of the Company’s clinical trial sites for its RMC-4630 clinical studies are currently located in the U.S. and may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. The Company is aware of several clinical sites involved in our RMC-4630 clinical studies that have temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that other clinical sites may be similarly affected. These developments may delay the Company’s clinical trial timelines. Some of the Company’s third-party manufacturers which it uses for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests and clinical trials are located in countries affected by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, the Company would likely experience delays in advancing clinical trials.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases (ASU 2016-02). ASU 2016-02 provides accounting guidance for both lessee and lessor accounting models. In July 2018, the FASB issued supplemental adoption guidance and clarification to ASC 842 within ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements and ASU 2019-01, Leases (Topic 842): Codification Improvements. ASU 2018-11 provides another transition method in addition to the existing modified retrospective transition method by allowing entities to initially apply the new leasing standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18). ASU 2018-18 clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the counterparty is a customer for a distinct good or service (i.e. a unit of account). For units of account that are in the scope of Topic 606, all of the guidance in Topic 606 should be applied, including the guidance on recognition, measurement, presentation and disclosure. ASU 2018-18 also adds a reference in ASC Topic 808, Collaborative Arrangements (Topic 808) to the unit of account guidance in Topic 606 and requires that it be applied only to assess whether transactions in a collaborative arrangement are in the scope of Topic 606. ASU 2018-18 precludes entities from presenting amounts related to transactions with a counterparty in a collaborative arrangement that is not a customer as revenue from contracts with customers. The Company adopted the standard on January 1, 2020 and concluded that adoption of the standard did not have a material impact on its condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (ASU 2018-19) which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (ASU 2019-05). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. ASU 2016-13 is applicable to the Company for the fiscal year beginning on January 1, 2023. Early adoption is permitted. The Company is currently evaluating the impact the adoption of these ASUs will have on its consolidated financial statements and related disclosures.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance. ASU 2019-12 will be effective for the Company in the first quarter of 2021 with early adoption permitted. The Company is currently assessing the impact of ASU 2019-12 on its consolidated financial statements.

3.	Fair Value Measurements

The carrying amounts of the Company’s certain financial instruments, including cash equivalents, accounts payable and accrued expenses and other current liabilities approximate fair value due to their relatively short maturities and market interest rates, if applicable. Refer to Note 4 regarding the fair value of the Company’s available-for-sale securities.

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

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	June 30, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds (1)	$9,884	$9,884	$—	$—
Commercial paper (2)	52,975	—	52,975	—
U.S. government and agency securities (1, 2)	247,799	—	247,799	—
Corporate bonds (2)	14,693	—	14,693	—
Total	$325,351	$9,884	$315,467	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds (1)	$9,369	$9,369	$—	$—
Commercial paper (1, 2)	32,597	—	32,597	—
U.S. government and agency securities (2)	42,814	—	42,814	—
Corporate bonds (2)	38,837	—	38,837	—
Total	$123,617	$9,369	$114,248	$—
(1)	Included in cash and cash equivalents on the consolidated balance sheets.
(2)	Included in marketable securities on the consolidated balance sheets.

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

The following tables summarize the estimated value of the Company’s available-for-sale securities and cash equivalents and the gross unrealized gains and losses:

	June 30, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$52,947	$28	$—	$52,975
U.S. government and agency securities	233,573	247	(19)	233,801
Corporate bonds	14,657	36	—	14,693
Total marketable securities	301,177	311	(19)	301,469
Cash equivalents:
Money market funds	9,884	—	—	9,884
U.S. government and agency securities	13,999	—	(1)	13,998
Total cash equivalents	23,883	—	(1)	23,882
Total available-for-sale investments	$325,060	$311	$(20)	$325,351

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	Cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$24,446	$3	$(1)	$24,448
U.S. government and agency securities	42,777	39	(2)	42,814
Corporate bonds	38,802	37	(2)	38,837
Total marketable securities	106,025	79	(5)	106,099
Cash equivalents:
Money market funds	9,369	—	—	9,369
Commercial paper	8,149	—	—	8,149
Total cash equivalents	17,518	—	—	17,518
Total available-for-sale investments	$123,543	$79	$(5)	$123,617

The amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are summarized below as of June 30, 2020:

	June 30, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Mature in one year or less	$253,797	$232	$(16)	$254,013
Mature after one year through two years	71,263	79	(4)	71,338
Total marketable securities	$325,060	$311	$(20)	$325,351

5.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2020	2019
	(in thousands)
Laboratory equipment	$9,035	$8,032
Leasehold improvements	3,387	3,342
Computer equipment and software	1,421	1,284
Furniture and fixtures	48	48
Construction in progress	41	—
	13,932	12,706
Less: accumulated depreciation and amortization	(6,830)	(5,559)
Property and equipment, net	$7,102	$7,147

Depreciation and amortization expense for property and equipment amounted to $0.6 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively and $1.3 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2020	2019
	(in thousands)
Accrued compensation	$3,451	$4,069
Accrued research and development	11,170	7,195
Deferred rent, current	—	609
Accrued professional services	557	1,607
Finance lease, current	107	172
Other	78	876
Total accrued expenses and other current liabilities	$15,363	$14,528

6.	Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consist of the following as of June 30, 2020:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development-RAS programs	$55,800	$—	$55,800	n/a
Developed technology - tri-complex platform	7,480	(1,801)	5,679	5.3
Total	$63,280	$(1,801)	$61,479

Amortization expense for the three months ended June 30, 2020 and 2019 was $0.3 million and $0.3 million, respectively and for the six months ended June 30, 2020 and 2019 was $0.5 million and $0.5 million, respectively.

As of June 30, 2020, future amortization expense is as follows:

Amount
(in thousands)
2020 (remaining six months)	$533
2021	1,069
2022	1,069
2023	1,069
2024	1,069
2025	870
Total	$5,679

Intangible assets, net consist of the following as of December 31, 2019:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development – RAS Programs	$55,800	$—	$55,800	n/a
Developed technology - tri-complex platform	7,480	(1,267)	6,213	5.8
Total	$63,280	$(1,267)	$62,013

Goodwill

Goodwill consists of the following:

Amount
(in thousands)
Balance at December 31, 2019	$14,608
Adjustment	—
Balance at June 30, 2020	$14,608

No impairment has been recognized as of June 30, 2020. Goodwill recorded is not deductible for income tax purposes.

7.	Commitments and Contingencies

Leases

In January 2015, as amended in September 2016, the Company entered into an operating lease for approximately 42,000 square feet of office and laboratory space located at 700 Saginaw Drive, Redwood City, California, or the 700 Building, with a term through April 2023. In April 2020, the Company amended the lease to lease an additional 19,000 square feet of office, laboratory and research and development space located at 300 Saginaw Drive, Redwood City, California, or the 300 Building, beginning on December 15, 2020 and ending December 31, 2030, and to extend the Company’s existing lease term for the 700 Building until December 31, 2030. The Company has the option to extend the lease term for the 700 Building and the 300 Building together for an additional ten years after December 31, 2030. In connection with the lease amendment the Company issued a letter of credit for $0.9 million, which is included in restricted cash on the condensed consolidated balance sheet as of June 30, 2020.

The annual base rent for the lease of the 300 Building is $1.2 million until December 31, 2021, after which the annual base rent will increase by approximately 3.5% in each subsequent year of the lease term. The annual base rent for the lease of the 700 Building remains unchanged through April 30, 2023, and increases to $2.8 million for the 12 month period ending April 30, 2024, after which the annual base rent increases by approximately 3.5% in each subsequent year of the lease term.

In conjunction with the lease amendment, the Company assumed a lease in April 2020 for the 300 Building with a lease term expiring on December 14, 2020 for an annual base rent of $0.5 million and subsequently subleased approximately 50% of the 300 Building with an initial term expiring on December 14, 2020.

Through June 30, 2020, the landlord has provided the Company with $3.4 million in tenant improvement allowances for the 700 Building, which were recognized as a lease incentive. The lease amendment provides the Company with an additional tenant improvement allowance for a total of $3.3 million to complete the renovation to the 300 building, which the Company has determined to be lessee owned. The lease incentive is being amortized as an offset to rent expense over the lease term in the condensed consolidated statements of operations.

Upon the execution of the amendment, which was deemed to be a lease modification, the Company re-evaluated the assumptions used during the adoption of ASC 842 for the lease. The Company determined the amendment consists of two separate contracts under ASC 842. One contract is related to a new right-of-use asset for the 300 Building, which is being accounted for as a new operating lease, and the other is related to the modification of the original lease term for the original 700 Building. As a result, the Company recorded a right-of-use asset of $6.4 million and a lease liability of $9.0 million for the 300 Building and an increase of $14.8 million to the right-of-use asset and lease liability for the 700 Building upon the lease amendment. The Company is recognizing rent expense on a straight-line basis through the remaining extended term of the respective leases.

As part of the Warp Drive acquisition in October 2018, the Company assumed an operating lease for approximately 22,000 square feet of office and laboratory space located in Cambridge, Massachusetts (Cambridge Lease), which expires in February 2023, with an option to extend the term through February 2028, subject to certain conditions. In March 2019, the Company fully subleased the Cambridge Lease to Casma Therapeutics, Inc. (Casma), a related party, on financial terms substantially the same as the original lease. The sublease term with Casma is through the remainder of the Cambridge Lease term. The sublease by Casma and related sublease payments by Casma to the Company are fully guaranteed by Third Rock Ventures, LLC, a related party. In conjunction with the Cambridge Lease, the Company issued a letter of credit for $0.2 million, which is included in restricted cash on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019.

The balance sheet classification of the Company’s lease liabilities was as follows:

June 30, 2020
(in thousands)
Operating lease liabilities:
Operating lease liability – current	$3,619
Operating lease liability – noncurrent	30,337
Total operating lease liabilities	33,956
Financing lease liabilities:
Accrued expenses and other current liabilities	107
Total financing lease liabilities	107
Total lease liabilities	$34,063

For the three months ended June 30, 2020, operating lease cost was $0.7 million, net of sublease income of $0.5 million and tenant improvement allowance credits of $0.1 million. For the six months ended June 30, 2020, operating lease cost was $1.1 million, net of sublease income of $0.9 and tenant improvement allowance credits of $0.1 million. The operating cash flows for operating leases were $0.5 million and $1.3 million for the three months and six months ended June 30, 2020, respectively. Short-term lease costs were immaterial for the three months and six months ended June 30, 2020.

As of June 30, 2020, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2020 (remaining six months)	$2,240
2021	4,381
2022	5,144
2023	4,173
2024	4,215
Thereafter	28,576
Total undiscounted lease payments	$48,729
Less: Imputed Interest	(11,499)
Less: Tenant Improvement Allowance	(3,274)
Total operating lease liabilities	$33,956

The amounts representing the tenant improvement allowance, which are recorded in prepaid expenses and other current assets, are expected to be fully received by the Company by the end of the first quarter of 2021.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted-average discount rate used to determine the operating lease liability was 7.1%. As of June 30, 2020, the weighted-average remaining lease term is 9.5 years.

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

Rent expense under ASC 840 was $2.0 million for the year ended December 31, 2019, net of sublease income and tenant improvement allowance credits.

Legal Matters

From time to time, the Company may become involved in litigation or other legal proceedings. The Company accrues for these matters when it is probable that losses will be incurred, and these losses can be reasonably estimated. The Company is not currently a party to any litigation or legal proceedings that, in the opinion of the Company’s management, are probable to have a material adverse effect on our business, financial condition, results of operations or prospects.

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

In October 2018, the Company acquired Warp Drive in exchange for issuance of shares of the Company’s Series B redeemable convertible preferred stock and payment of cash. Sanofi was a stockholder of Warp Drive and received the Company’s Series B redeemable convertible preferred stock during the transaction and accordingly became an investor and related party of the Company.

Under the Sanofi Agreement, the Company received a non-refundable, upfront cash payment of $50 million in July 2018 and could also receive up to $520 million in development and regulatory milestone payments, including up to $235 million upon the achievement of specified development milestones and up to $285 million upon the achievement of certain marketing approval milestones.

The Company has primary responsibility for early clinical development and for the manufacture of SHP2 inhibitors for Phase 1 and non-registrational Phase 2 clinical trials of RMC-4630 pursuant to an initial development plan. A joint research and development committee is responsible for preparing development plans for other SHP2 inhibitors approved by this committee for development, if any.  Sanofi is responsible to reimburse the Company all internal and external costs and expenses to perform the Company’s activities under the development plans.

The Company is also primarily responsible for performing preclinical research on SHP2 inhibitors, pursuant to an initial research plan from 2018-2020. The research plans beyond 2020 will be determined by the joint research and development committee, over which Sanofi has final decision-making power subject to certain exceptions. Sanofi is responsible to reimburse the Company all internal and external costs and expenses incurred to perform activities under the research plans, with the exception of internal and external research costs and expenses under the research plans for 2019 and 2020, for which Sanofi will reimburse the Company 80%. The Company is responsible for 20% of all internal and external research costs incurred under the research plans for 2019 and 2020.

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

The Company determined that the transaction price of the Sanofi Agreement was $196.1 million as of June 30, 2020. In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. The Company determined that the $50.0 million upfront payment and $146.1 million of estimated variable consideration for expense reimbursements from Sanofi for agreed upon research and development services as of June 30, 2020 constituted consideration to be included in the transaction price, which is to be allocated to the combined performance obligation. Development and regulatory milestones under the Sanofi Agreement were considered but not included in the transaction price, as it is probable that a significant revenue reversal could occur if they were included. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

During the three months ended June 30, 2020 and 2019, the Company recognized $10.0 million and $12.3 million of collaboration revenue associated with this agreement, respectively, and $21.6 million and $25.4 million for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020 and December 31, 2019, $14.6 million and $17.1 million of deferred revenue, related party is classified as current and $11.6 million and $14.7 million is classified as noncurrent.

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

Upon the closing of the IPO in February 2020, all shares of redeemable convertible preferred stock then outstanding converted into 39,600,423 shares of common stock. There were no shares of redeemable convertible preferred stock outstanding as of June 30, 2020.

The redeemable convertible preferred stock was recorded outside of permanent equity because while it was not mandatorily redeemable, it would have become redeemable upon the occurrence of certain liquidation events that are considered not solely within the Company’s control. Accordingly, the redeemable convertible preferred stock has been presented in the mezzanine section on the consolidated balance sheets.

10.	Common Stock

As of June 30, 2020 and December 31, 2019, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares and 249,000,000 shares of common stock, respectively, at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of the redeemable convertible preferred stockholders. As of June 30, 2020, no dividends have been declared to date.

The Company has reserved shares of common stock, on an as-converted basis, for future issuance as follows:

	June 30,	December 31,
	2020	2019
Redeemable convertible preferred stock	—	39,600,423
Outstanding options to purchase common stock	5,691,470	4,918,299
Unvested restricted stock units of common stock	48,660	—
Available for future issuance under the 2020 Incentive Award Plan	4,926,047	803,652
Available for issuance under the 2020 Employee Stock Purchase Plan	528,959	—
Total	11,195,136	45,322,374

11.	Stock-Based Compensation

2020 Incentive Award Plan

In February 2020, the Company adopted the 2020 Equity Incentive Plan, or the 2020 Plan. The 2020 Plan became effective on February 11, 2020. The 2020 Plan provides for a variety of stock-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock or cash based awards. Under the 2020 Plan, the Company generally grants stock-based awards with service-based vesting conditions only. Options and restricted stock unit awards granted typically vest over a four-year period, but may be granted with different vesting terms.

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

As of June 30, 2020, there were 4,926,047 shares of common stock reserved for issuance pursuant to the 2020 Plan.

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

The following summarizes option activity under both the 2020 Plan and the 2014 Plan:

	Number of Shares underlying options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2019	4,918,299	$3.59	8.96	$51,276
Options granted	831,374	21.69
Options exercised	(32,675)	3.47
Options cancelled	(25,528)	9.79
Balance, June 30, 2020	5,691,470	$6.21	8.64	$145,211
Options vested and expected to vest as of June 30, 2020	5,691,470	$6.21	8.64	$145,211
Options vested and exercisable as of June 30, 2020	1,913,729	$2.88	7.90	$54,910

As of June 30, 2020, there was $23.7 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Units

Restricted stock primarily consists of restricted stock unit (“RSU”) awards which have been granted to employees. The value of an RSU award is based on the Company’s stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock.

Activity with respect to the Company’s restricted stock units during the six months ended June 30, 2020 was as follows:

	Number of Shares	Weighted- average grant date fair value per share	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2019	—	$—	—	$—
Restricted stock units granted	48,660	36.57
Restricted stock units vested	—	—
Restricted stock units forfeited	—	—
Balance, June 30, 2020	48,660	$36.57	1.93	$1,536
Expected to vest as of June 30, 2020	48,660	$36.57	1.93	$1,536

As of June 30, 2020, there was $1.8 million of total unrecognized compensation cost related to restricted stock units that that is expected to be recognized over a weighted average period of 3.3 years.

Total stock-based compensation expense by function was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Research and development	$1,170	$297	$2,063	$404
General and administrative	847	208	1,521	505
Total	$2,017	$505	$3,584	$909

Stock-based compensation related to options granted to non-employees was $0.2 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively.

The Company allows its employees, non-employees and directors to exercise options granted under the 2014 Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in other noncurrent liabilities and are reclassified to common stock and additional paid-in capital as the repurchase right lapses. As of June 30, 2020 and December 31, 2019, there were 233,361 and 349,501 shares, respectively, and $0.2 million and $0.3 million, respectively, recorded in other noncurrent liabilities, related to early exercised shares that were subject to repurchase.

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

The Company has reserved for issuance 528,959 shares of common stock pursuant to the 2020 ESPP. As of June 30, 2020, there have been no purchases under the 2020 ESPP.

12.	Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net loss	$(27,215)	$(10,119)	$(46,734)	$(20,250)
Redeemable convertible preferred stock dividends- undeclared and cumulative	—	(3,063)	(2,219)	(5,740)
Net loss attributable to common stockholders	$(27,215)	$(13,182)	$(48,953)	$(25,990)
Denominator:
Weighted-average shares outstanding	59,013,236	3,193,469	44,314,960	3,194,237
Less: Weighted-average unvested restricted shares and shares subject to repurchase	(260,742)	(474,896)	(289,588)	(513,374)
Weighted-average shares used to compute net loss per share attributable to common stockholders-basic and diluted	58,752,494	2,718,573	44,025,372	2,680,863
Net loss per share attributable to common stockholders-basic and diluted	$(0.46)	$(4.85)	$(1.11)	$(9.69)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three and Six Months Ended June 30,
	2020	2019
Redeemable convertible preferred stock	—	38,587,640
Options to purchase common stock	5,691,470	2,814,316
Options early exercised subject to future vesting	233,361	431,322
Unvested restricted stock units of common stock	48,660	—
Expected shares to be purchased under ESPP	110,341	—
Total	6,083,832	41,833,278

13.	Related Party Relationships

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

In July 2020, the Company issued and sold 6,900,000 shares of its common stock in an underwritten public offering (including the exercise in full by the underwriters of their option to purchase an additional 900,000 shares of the Company’s common stock) at a price of $26.00 per share for net proceeds of $167.9 million, after deducting underwriting discounts and commissions of $10.8 million and offering expenses of $0.7 million.

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

Overview

We are a clinical-stage precision oncology company focused on developing targeted therapies to inhibit frontier targets in RAS-addicted cancers. We possess sophisticated structure-based drug discovery capabilities built upon deep chemical biology and cancer pharmacology know-how and innovative, proprietary technologies that enable the creation of small molecules tailored to unconventional binding sites. Our understanding of genetic drivers and adaptive resistance mechanisms in cancer, coupled with robust drug discovery and medicinal chemistry capabilities, has guided us to establish a deep pipeline targeting critical signaling nodes within these pathways. This cohesive approach underpins our clinical strategy of exploring mechanism-based dosing paradigms and in-pathway combinations to optimize treatment for cancer patients.

Our most advanced product candidate, RMC-4630, is a potent and selective inhibitor of SHP2, a central node in the RAS signaling pathway. In collaboration with Sanofi, we are evaluating RMC-4630 in a multi-cohort Phase 1/2 clinical program. This RMC-4630 Phase 1/2 program currently consists of four active clinical trials: (1) RMC-4630-01, a Phase 1 study of RMC-4630 as a single agent; (2) RMC-4630-02, a Phase 1b/2 study of RMC-4630 in combination with the MEK inhibitor cobimetinib (Cotellic®); (3) an Amgen-sponsored Phase 1b study of RMC-4630 in combination with Amgen’s KRASG12C(OFF) inhibitor, AMG 510 or sotorasib; and (4) a Sanofi-sponsored Phase 1 study of RMC-4630 in combination with the PD-1 inhibitor pembrolizumab (Keytruda®). We previously reported preliminary data from 87 patients who had enrolled in our RMC-4630-01 Phase 1 study and received RMC-4630 as a monotherapy as of May 4, 2020 and from 8 patients who had enrolled in our RMC-4630-02 Phase 1b/2 combination study and received RMC-4630 in combination with Cotellic® as of November 14, 2019.

Leveraging our proprietary tri-complex technology platform, we are also developing a portfolio of mutant-selective RAS inhibitors that we believe are the first potent, selective, cell-active inhibitors of the active, GTP-bound form of RAS, or RAS(ON). Initially, we will prioritize four mutant RAS(ON) targets—KRASG12C, KRASG13C, KRASG12D and NRASG12C—and expect to nominate our first development candidate from this portfolio in 2020. Additionally, we have preclinical programs targeting two other key nodes in the RAS and mTOR signaling pathways—SOS1 and mTORC1. Our program targeting SOS1, a protein that plays a key role in converting RAS(OFF) to RAS(ON) in cells, is currently in lead optimization stage. In addition, our preclinical development candidate, RMC-5552, is designed for use against tumors featuring mTORC1 activation, including certain RAS-addicted cancers. We advanced RMC-5552 into IND-enabling development in June 2019 and are on track to be IND-ready with this compound by the end of 2020.

We have incurred net losses in each year since inception in 2014. Our net losses were $27.2 million and $46.7 million for the three and six months ended June 30, 2020, respectively, as compared to $10.1 million and $20.3 million for the three and six months ended June 30, 2019. As of June 30, 2020, we had an accumulated deficit of $204.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase in connection with our ongoing activities, as we:

•	continue our platform research and drug discovery efforts to identify product candidates;
•	advance product candidates through preclinical programs and clinical trials;
•	manufacture supplies for our preclinical studies and clinical trials;
•	pursue regulatory approval of product candidates;
•	operate as a public company following the completion of our initial public offering, or IPO, in February 2020;
•	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
•	hire additional personnel to support our development programs and corporate operations and secure additional facilities to support our operations.

Collaboration Agreement with Sanofi

In June 2018, we entered into a collaborative research, development and commercialization agreement with Aventis, Inc. (an affiliate of Sanofi), or the Sanofi Agreement, to research and develop SHP2 inhibitors, including RMC-4630, for any indications. The Sanofi Agreement was assigned to Genzyme Corporation, a Sanofi affiliate, in December 2018. For the purposes of this discussion, we refer to Genzyme Corporation as Sanofi. Pursuant to the Sanofi Agreement, we granted Sanofi a worldwide, exclusive, sublicensable (subject to our consent in certain circumstances) license under certain of our patents and know-how to research, develop, manufacture, use, sell, offer for sale, import and otherwise commercialize SHP2 inhibitors, including RMC-4630, for any and all uses, subject to our exercise of rights and performance of obligations under the Sanofi Agreement. The intellectual property exclusively licensed to Sanofi includes our interest under any of our solely-owned or jointly-owned inventions arising out of activities undertaken pursuant to the development of SHP2 inhibitor product candidates under the Sanofi Agreement.

Under the Sanofi Agreement, we have primary responsibility for early clinical development of RMC-4630 pursuant to an initial development plan. A joint research and development committee is responsible for preparing development plans for other SHP2 inhibitors approved by this committee for development, if any. Sanofi is responsible to reimburse us all internal and external costs and expenses to perform our activities under the development plans. We are responsible for the manufacture of SHP2 inhibitors for Phase 1 and non-registrational Phase 2 clinical trials at Sanofi’s cost, while Sanofi is responsible for manufacturing SHP2 inhibitors for all other clinical trials and commercial supply. Sanofi has the sole right and responsibility to perform all regulatory activities under the Sanofi Agreement, except with respect to certain trials conducted by us or otherwise conducted under our IND, including our current clinical trials evaluating RMC-4630. Once we have completed all clinical trials for a product candidate that are assigned to us under a development plan, all regulatory approvals for such product candidate are automatically assigned to Sanofi.

We are also primarily responsible for performing preclinical research on SHP2 inhibitors, pursuant to an initial research plan from 2018-2020. The research plans beyond 2020 will be determined by the joint research and development committee, over which Sanofi has final decision-making power subject to certain exceptions. Sanofi is responsible to reimburse us all internal and external costs and expenses incurred to perform activities under the research plans, with the exception of internal and external research costs and expenses under the research plans for 2019 and 2020, for which Sanofi will reimburse us 80%. We are responsible for 20% of all internal and external research costs incurred under the research plans for 2019 and 2020, in which our share of these costs is estimated to be approximately $2 million in total, representing less than three percent of the anticipated overall budget for the SHP2 program in 2019 and 2020.

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

Through June 30, 2020, we have received an aggregate of $110.0 million from Sanofi, including the upfront payment and research and development expense reimbursements.

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

In addition, we recorded $14.6 million in goodwill associated with the Warp Drive acquisition, which largely relates to the establishment of a deferred tax liability for the non-deductible IPR&D intangible assets acquired. Goodwill will not be amortized. Goodwill and IPR&D will be tested at least annually for impairment. No impairment has been recognized as of June 30, 2020.

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

Under the Sanofi Agreement, all of our RMC-4630 research and development expenses incurred from June 2018 to December 2018 have been reimbursed by Sanofi. All RMC-4630 development expenses and 80% of RMC-4630 research expenses in 2019 and 2020 have been reimbursed, or are reimbursable by Sanofi. These reimbursements from Sanofi are recorded as collaboration revenue. We are responsible for early non-registrational clinical trials and Sanofi is responsible for conducting registrational clinical trials.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Increase/ (decrease)	2020	2019	Increase/ (decrease)
	(in thousands)			(in thousands)
Revenue:
Collaboration revenue, related party	$10,025	$12,281	$(2,256)	$21,571	$25,447	$(3,876)
Total revenue	10,025	12,281	(2,256)	21,571	25,447	(3,876)
Operating expenses:
Research and development	32,918	20,117	12,801	60,375	41,303	19,072
General and administrative	5,091	2,725	2,366	10,262	5,141	5,121
Total operating expenses	38,009	22,842	15,167	70,637	46,444	24,193
Loss from operations	(27,984)	(10,561)	(17,423)	(49,066)	(20,997)	(28,069)
Other income (expense), net:
Interest income	730	470	260	1,639	805	834
Interest and other expense	(19)	(28)	9	(40)	(58)	18
Total other income (expense), net	711	442	269	1,599	747	852
Loss before income taxes	(27,273)	(10,119)	(17,154)	(47,467)	(20,250)	(27,217)
Benefit from income taxes	58	—	58	733	—	733
Net loss	$(27,215)	$(10,119)	$(17,096)	$(46,734)	$(20,250)	$(26,484)

Collaboration Revenue

Collaboration revenue, related party consists of revenue under the Sanofi Agreement. Collaboration revenue, related party decreased by $2.3 million, or 18%, during the three months ended June 30, 2020 compared to the same period in 2019. The decrease in collaboration revenue, related party during the three months ended June 30, 2020 was primarily due to lower research and development costs incurred by us for our SHP2 program under the Sanofi Agreement resulting from lower manufacturing costs, which were partially offset by higher clinical trial costs. During the three months ended June 30, 2019, we incurred upfront manufacturing costs related to the supply of RMC-4630 for our clinical trials.

Collaboration revenue, related party decreased by $3.9 million, or 15%, during the six months ended June 30, 2020 compared to the same period in 2019. The decrease in collaboration revenue, related party during the six months ended June 30, 2020 was primarily due to lower research and development costs incurred by us for our SHP2 program under the Sanofi Agreement resulting from lower manufacturing costs, which were partially offset by higher clinical trial costs. During the six months ended June 30, 2019, we incurred upfront manufacturing costs related to the supply of RMC-4630 for our clinical trials.

Research and Development Expenses

Research and development expenses increased by $12.8 million, or 64%, during the three months ended June 30, 2020 compared to the same period in 2019. The increase in research and development expenses during the three months ended June 30, 2020 was primarily due to a $12.3 million increase in third party costs for our preclinical research portfolio, primarily driven by higher chemistry contract research organization, manufacturing and pharmacology costs; a $2.1 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; offset by a decrease of $1.4 million in third-party expenses for our SHP2 program resulting from lower manufacturing costs as we incurred upfront manufacturing costs related to the supply of RMC-4630 for our clinical trials during the three months ended June 30, 2019.

Research and development expenses increased by $19.1 million, or 46%, during the six months ended June 30, 2020 compared to the same period in 2019. The increase in research and development expenses during the six months ended June 30, 2020 was primarily due to a $20.3 million increase in third party costs for our preclinical research portfolio, primarily driven by higher chemistry contract research organizations, manufacturing and pharmacology costs; a $3.6 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; offset by a decrease of $3.4 million in third-party expenses for our SHP2 program resulting from lower manufacturing costs as we incurred upfront manufacturing costs related to the supply of RMC-4630 for our clinical trials during the six months ended June 30, 2019.

General and Administrative Expenses

General and administrative expenses increased by $2.4 million, or 87%, during the three months ended June 30, 2020 compared to the same period in 2019. The increase in general and administrative expenses during the three months ended June 30, 2020 was primarily due to increases of $0.8 million in insurance costs as a result of becoming a public company; an increase of $0.6 million in stock-based compensation expense; and an increase of $0.4 million in salaries and other employee-related expenses due to increased headcount.

General and administrative expenses increased by $5.1 million, or 100%, during the six months ended June 30, 2020 compared to the same period in 2019. The increase in general and administrative expenses during the six months ended June 30, 2020 was primarily due to increases of $1.2 million in legal and accounting expenses and $1.2 million in insurance costs as a result of becoming a public company; an increase of $1.1 million in stock-based compensation expense; and an increase of $0.8 million in salaries; and other employee-related expenses due to increased headcount.

Interest Income

Interest income increased by $0.3 million and $0.8 million during the three months and six months ended June 30, 2020 compared to the same periods in 2019, respectively. The increases were primarily due to interest income earned from higher average investment balances resulting from the net proceeds from our Series C preferred stock financing in 2019 and IPO in February 2020.

Interest and Other Expense

Interest and other expense was less than $0.1 million for the three months and six months ended June 30, 2020 and 2019, respectively.

Benefit from Income Taxes

Benefit from income taxes was $0.1 million and $0.7 million for the three months and six months ended June 30, 2020 and relates to a reduction in the effective state tax rate and the resulting impact on the deferred tax liabilities from the Warp Drive acquisition. There was no benefit from income taxes for the three months and six months ended June 30, 2019.

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

Liquidity and Capital Resources

In February 2020, we closed our IPO and issued 16,100,000 shares of our common stock at a price to the public of $17.00 per share for net proceeds of approximately $250.7 million, after deducting underwriting discounts and commissions of $19.2 million and expenses of $3.8 million.

In July 2020, we issued and sold 6,900,000 shares of our common stock in an underwritten public offering at a price of $26.00 per share (including the exercise in full by the underwriters of their option to purchase an additional 900,000 shares of our common stock) for net proceeds of $167.9 million, after deducting underwriting discounts and commissions of $10.8 million and offering expenses of $0.7 million.

Our operations have been financed primarily by our public offerings of common stock, net proceeds of $230.6 million from the issuance of our preferred stock and $110.0 million received under the Sanofi Agreement for upfront payments and for research and development cost reimbursement.

As of June 30, 2020, we had $325.4 million in cash, cash equivalents and marketable securities.

As of June 30, 2020, we had an accumulated deficit of $204.1 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our product candidates and our discovery programs, and to a lesser extent, general and administrative expenditures. We expect our expenses to continue to increase in connection with our ongoing activities, in particular as we continue to advance our product candidates and our discovery programs and operate as a public company.

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

•	the cost of manufacturing our current and future product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;
•	our ability to establish and maintain strategic licenses or other arrangements and the financial terms of such agreements;
•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the timing, receipt and amount of sales of, profit share or royalties on, our future products, if any;
•	the emergence of competing cancer therapies or other adverse market developments; and
•	any plans to acquire or in-license other programs or technologies.

We expect to need to obtain substantial additional funding in the future for our research and development activities and continuing operations. Sanofi reimburses us for almost all of our research and all of our development expenses associated with our SHP2 program, however Sanofi has the right to terminate the Sanofi Agreement for any reason, upon prior notice to us within certain specified time periods and upon any such termination by Sanofi with respect to any product or country, all licenses to Sanofi with respect to such product or country shall automatically terminate and all rights generally revert back to us. If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings and collaborations or licensing arrangements. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and if the debt is convertible into our common stock, the ownership interest of our stockholders may be diluted. If we are unable to raise capital, we may need to delay, reduce or terminate planned activities to reduce costs. Doing so will likely harm our ability to execute our business plans.

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash provided by (used in) provided by:
Operating activities	$(48,009)	$(24,107)
Investing activities	(196,212)	(50,191)
Financing activities	252,408	90,187
Net change in cash and cash equivalents	$8,187	$15,889

Cash Used in Operating Activities

During the six months ended June 30, 2020, cash used in operating activities of $48.0 million was attributable to a net loss of $46.7 million and a net change of $8.1 million in our operating assets and liabilities, partially offset by a net change of $6.8 million in non-cash charges. The non-cash charges primarily consisted of stock-based compensation expense of $3.6 million and depreciation and amortization of $1.8 million. The change in operating assets and liabilities was primarily due to a $5.7 million decrease in deferred revenue associated with the Sanofi Agreement and $2.5 million increase in prepaid expenses and other current assets primarily resulting from the timing of prepayments made for research and development activities.

During the six months ended June 30, 2019, cash used in operating activities of $24.1 million was attributable to a net loss of $20.3 million and a net change of $6.9 million in our operating assets and liabilities, partially offset by a net change of $3.1 million in non-cash charges. The non-cash charges consisted of depreciation and amortization of $1.1 million, stock-based compensation expense of $0.9 million, a loss on disposal of property and equipment of $0.6 million, and amortization of intangible assets of $0.5 million. The change in operating assets and liabilities was primarily due to a $6.7 million decrease in deferred revenue associated with the Sanofi Agreement and a $1.6 million increase in receivables from a related party resulting from the Sanofi Agreement, partially offset by a $1.5 million increase in accounts payable.

Cash Provided by (Used in) Investing Activities

During the six months ended June 30, 2020, cash used in investing activities of $196.2 million, was primarily comprised of purchases of marketable securities of $305.2 million and purchases of property and equipment of $1.0 million, partially offset by cash provided by maturities of marketable securities of $107.1 million and sale of marketable securities of $3.0 million.

During the six months ended June 30, 2019 cash used in investing activities of $50.2 million was primarily comprised of purchases of marketable securities of $55.4 million and purchases of property and equipment of $1.0 million, partially offset by proceeds from sale of held-for-sale assets of $6.0 million.

Cash Provided by Financing Activities

During the six months ended June 30, 2020, cash provided by financing activities of $252.4 million was comprised primarily of proceeds from issuance of common stock, net of offering costs related to our IPO in February 2020.

During the six months ended June 30, 2019, cash provided by financing activities was comprised of proceeds from the issuance of redeemable convertible preferred stock, net of issuance costs.

Contractual Obligations and Commitments

The following table summarizes our commitments and contractual obligations as of June 30, 2020:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$48,729	$4,112	$9,773	$8,432	$26,412
Finance lease obligations	107	107	—	—	—
Total contractual obligations	$48,836	$4,219	$9,773	$8,432	$26,412

Our contractual obligations reflect our minimum payments due for office and laboratory space leases in Redwood City, California and Cambridge, Massachusetts, which are our operating leases, and our equipment leases, which are our capital leases.

Our primary Redwood City lease commenced in January 2015 and ends in December 2030. In April 2020, we amended our Redwood City lease to lease an additional 19,483 square feet of office, laboratory and research and development space located at 300 Saginaw Drive, Redwood City, California beginning on December 15, 2020 and ending December 31, 2030. Under the amendment, our existing lease term for the premises located at 700 Saginaw Drive, Redwood City, California was extended until December 31, 2030.

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

For a discussion of our critical accounting estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 30, 2020, or our 2019 Form 10-K. There have been no material changes to these critical accounting estimates since our 2019 Form 10-K.

Emerging Growth Company Status

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company,” or an EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are an emerging growth company. We early adopted ASC 606 as the JOBS Act does not preclude an EGC from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We have elected to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early. We will remain an emerging growth company until the earlier of (1) December 31, 2025, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Based on our non-affiliated market capitalization as of June 30, 2020, we will cease to be an emerging growth company on December 31, 2021.

For a complete description of our significant accounting policies, see Note 2. “Summary of Significant Accounting Policies” in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report and Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of our 2019 Form 10-K. There have been no material changes to these critical accounting policies since our 2019 Form 10-K.

Recent Accounting Pronouncements

For a description of the expected impact of recently adopted accounted pronouncements, see Note 2. Summary of significant accounting policies in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality and short-term duration, invested in compliance with our investment policy.

We held cash, cash equivalents and marketable securities of $325.4 million and $122.8 million as of June 30, 2020 and December 31, 2019, respectively, which consisted of bank deposits, money market funds, U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, an immediate one percent change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness Over Financial Reporting

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but there can be no assurance that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business, financial condition, results of operations or prospects.

Item 1A. Risk Factors.

Our business involves risks, some of which are described below. You should carefully consider these risks, as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, competitive position, financial condition, results of operations, cash flows and prospects. In such an event, the market price of our common stock could decline. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic, or other epidemic and pandemic diseases or the perception of their effects, could significantly disrupt our business.

Outbreaks of epidemic, pandemic or contagious diseases, such as the recent SARS-CoV-2 virus, or coronavirus, which causes coronavirus disease 2019, or COVID-19, or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome or the H1N1 virus, could significantly disrupt our business. These outbreaks pose the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time due to spread of the disease within these groups, or due to restrictions that may be requested or mandated by governmental authorities. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of all or part of our facilities and the facilities of our partners, clinical trial sites, service providers, suppliers or contract manufacturers. As the COVID-19 pandemic rapidly evolves and spreads, both across the United States and through much of the world, we continue to actively monitor the impact that COVID-19 is having and may have on our business. The pandemic and the measures taken by governmental authorities could disrupt and delay our ongoing clinical trials, our preclinical activities, the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials and otherwise significantly disrupt our business.

As a result of the COVID-19 pandemic, the state of California, where our corporate offices are located, and many counties where our offices are located or our employees reside, have issued orders for all residents to remain at home, except as needed for essential activities, and have placed restrictions on the scope and conduct of business activities. As a result, we have implemented work from home policies for a majority of our employees that may continue for an indefinite period. We have taken steps to ensure the safety of our patients and employees, while working to ensure the sustainability of our business operations as this unprecedented situation continues to evolve. We continue to evaluate the impact of COVID-19 on the healthcare system and work with healthcare providers supporting our clinical studies to mitigate risk to patients while taking into account regulatory, institutional, and government guidance and policies.

All of our clinical trial sites for our RMC-4630 clinical studies are currently located in the U.S., and may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel, quarantine or other restrictions imposed by governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. We are aware of several clinical sites involved in our RMC-4630 clinical studies that have temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that other clinical sites may be similarly affected. These developments may delay our clinical trial timelines. Although we are currently not aware of any material impacts on our supply chain of our current or potential product candidates as a result of the COVID-19 pandemic, some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests and clinical trials are located in countries affected by COVID-19, and should they experience continued disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing clinical trials. Furthermore, the spread of the virus may affect the operations of key governmental agencies, such as the FDA, which may delay the development of our product candidates. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver components or raw materials on a timely basis or at all. Such events may result in a period of business disruption, and in reduced operations, or doctors and medical providers may be unwilling to participate in our clinical trials.

In addition, a significant outbreak of epidemic, pandemic or contagious diseases in the human population, such as the global COVID-19 pandemic, could result in a widespread health crisis and adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our current or future products.

While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a continuing widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect the value of our common stock.

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

Since inception, we have incurred significant net losses. Our net losses were $47.7 million, $41.8 million, and $31.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our net loss was $27.2 million and $46.7 for the three and six months ended June 30, 2020, respectively. As of June 30, 2020, we had an accumulated deficit of $204.1 million. We have funded our operations to date primarily with proceeds from the sale of common stock and preferred stock and upfront payments and research and development cost reimbursement received under our collaboration agreement with Genzyme Corporation, an affiliate of Sanofi, or the Sanofi Agreement. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Our operations have consumed substantial amounts of cash since inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial preclinical and clinical product candidates. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of June 30, 2020, we had cash, cash equivalents and marketable securities of $325.4 million. In February 2020, we raised $250.7 million upon the completion of our initial public offering, or IPO, net of underwriting discounts and commissions and offering expenses. In July 2020, we raised $167.9 million upon the completion of a follow-on public offering, net of underwriting discounts and commissions and offering expenses. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we are able to gain marketing approval for product candidates that we develop, including RMC-4630, we will require significant additional amounts of cash in order to launch and commercialize our product candidates to the extent that their launch and commercialization are not the responsibility of Sanofi or another collaborator that we may contract with in the future. In addition, other unanticipated costs may arise. Because the design and outcome of our current, planned and potential future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

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
•

the success of our collaboration with Sanofi, including the continued reimbursement by Sanofi of substantially all of our research costs and all of our development costs for our SHP2 program under the Sanofi Agreement;

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

•	the cost of manufacturing our current and future product candidates for clinical trials in preparation for marketing approval and in preparation for commercialization;
•	our ability to establish and maintain strategic licenses or other arrangements and the financial terms of such agreements;
•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the timing, receipt and amount of sales of, profit share or royalties on, our future products, if any;
•	the emergence of competing cancer therapies or other adverse market developments; and
•	any plans to acquire or in-license other programs or technologies.

Other than our Sanofi collaboration on SHP2 inhibitors, including RMC-4630, we do not have any committed external source of funds or other support for our development efforts. We expect to finance our cash needs through a combination of public or private equity offerings, debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

To date, we have primarily financed our operations through the sale of preferred stock and common stock and upfront payments and research and development cost reimbursement received in connection with our collaboration with Sanofi. We will be required to seek additional funding in the future and may do so through a combination of public or private equity offerings, debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional funds by issuing equity securities, our stockholders may suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities would receive any distribution of our corporate assets. Attempting to secure additional financing may also divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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

This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or operating guidance we may provide.

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

The success of our current and future product candidates will depend on several factors, including the following:

•	successful completion of clinical trials and preclinical studies;
•	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•	acceptance of investigational new drug applications, or INDs, for our planned clinical trials or future clinical trials;
•	successful enrollment and completion of clinical trials, particularly where competitors may also be recruiting patients, as is the case with KRASG12C mutations;
•	data from our clinical programs that supports an acceptable risk-benefit profile of our product candidates in the intended populations;
•	receipt and maintenance of marketing approvals from applicable regulatory authorities;
•	establishing agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if one of our product candidates is approved;
•	entry into collaborations to further the development of our product candidates;
•	obtaining and maintaining our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	enforcing and defending intellectual property rights and claims;
•	obtaining and maintaining regulatory exclusivity for our product candidates;
•	successfully launching commercial sales of our product candidates, if approved;
•	acceptance of the product candidate’s benefits and uses, if approved, by patients, the medical community and third-party payors;
•	the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates following approval;
•	effectively competing with other therapies; and
•	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors.

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

In order to obtain approval from the FDA or comparable foreign authorities to market a new small molecule product, we must demonstrate proof of safety and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned INDs in the United States. We only have one product candidate in clinical development and the rest of our programs are in preclinical research or development, including our RAS portfolio and RMC-5552 program. We cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA or foreign authorities will accept our proposed clinical programs or if the outcome of our preclinical studies will ultimately support further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing additional clinical trials to begin.

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
•

obtaining sufficient quantities of starting materials, intermediate materials and our product candidates for use in preclinical studies and clinical trials from third-party suppliers on a timely basis; and

•

delays due to the COVID-19 pandemic, including the implementation of a temporary work from home policy following the California state order for all residents to remain at home, except as needed for essential activities, or reduced workforce resulting from illness, or delays at our third-party contract research organizations throughout the world, due to similar restrictions imposed by governments or reduced workforce resulting from illness.

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

We enlist various technologies and capabilities that give us chemical access to challenging sites on target proteins that generally are not accessible using conventional small molecule drug discovery approaches. For each target, we consider the specific structural, physico-chemical, functional and dynamic properties of the target and deploy the approach or approaches that appear most likely to yield viable development candidates. The “Rule of 5” is a set of criteria used in pharmaceutical drug development to determine whether chemical compounds have certain physico-chemical properties that make them likely to be orally active drugs in humans. In some instances, the compounds we discover and develop are traditional small molecules (i.e. less than 500 daltons) with properties that generally satisfy conventional pharmaceutical “Rule of 5” criteria, while in other cases, they are larger (i.e. more than 500 daltons) “Beyond Rule of 5”, or BRo5, compounds that do not satisfy these criteria. For example, our mTORC1 program and our RAS(ON) program each include pursuit of BRo5 compounds.

BRo5 compounds have been successfully pursued by many pharmaceutical companies. Examples of BRo5 compounds include natural products and semi-synthetic derivatives, peptidomimetics, macrocycles and degraders. However, larger molecular weight small molecules often cannot be formulated into orally absorbed drugs and also often face solubility, potency, bioavailability and stability challenges, among others. In addition, many of the commonly used predictive and other drug development tools are designed specifically for traditional Rule of 5 small molecule drugs rather than BRo5 molecules, contributing to the difficulty and uncertainty of development of BRo5 compounds.

Due to their size and complexity, drug development of our BRo5 compounds may be slower and/or more expensive than drug development of traditional “Rule of 5” compounds, resulting in program delays, increased costs or failure to obtain regulatory approval in a commercially reasonable timeframe, if at all. Our competitors developing traditional small molecules in areas where we are developing BRo5 compounds could obtain regulatory approval and reach the market before we do. Even if we succeed in generating an approved drug from a BRo5 compound, it may be less convenient to administer, have higher grade and/or more frequent side effects or be more costly to manufacture and formulate than competing products on the market. The discovery and development of BRo5 small molecules may pose risks to us such as:

•	BRo5 small molecules may present difficult synthetic chemistry and manufacturing challenges, including with any scale-up of our product candidates in sufficient quality and quantity;
•	BRo5 small molecules may be challenging to purify, including with any scale-up of our product candidates in sufficient quality and quantity;
•	BRo5 small molecules may present solubility challenges;

•

BRo5 small molecules may present oral absorption challenges due to low passive permeability, and may not achieve acceptable oral bioavailability for development and may result in poor pharmaceutical properties for formulation development;

•	BRo5 small molecules may present cell permeability challenges, especially with regards to lipophilicity, hydrogen bond donor and rotatable bond count, and high topological polar surface area;
•

BRo5 small molecules may have a propensity to be substrates for efflux proteins such as the adenosine triphosphate (ATP) binding cassette (ABC) transporter protein family, including multidrug resistance protein 1. Cancer cells may overexpress these transporter proteins causing an increase in expulsion of BRo5 small molecules from the cell. For example, as the site of action of our RAS product candidates is inside the cell, expulsion by these transporter proteins may decrease the effective concentration in the cell sufficiently to reduce target inhibition and thereby render a RAS-dependent tumor less susceptible to the inhibitory activity of a BRo5 small molecule, such as our product candidates;

•

BRo5 small molecules may present central nervous system, or CNS, penetration challenges due to low passive permeability and/or interaction with efflux transporters at the blood-brain barrier and this could limit sensitivity of CNS tumors to Bro5 small molecules;

•	BRo5 small molecules may present formulation vehicle challenges for administration, such as intravenous and subcutaneous administration, due to aspects such as solubility and hydrophobicity;
•

BRo5 small molecules may present stability and shelf-life limitations due to the incorporation of labile functionality in their scaffolds, including for example in the development of RMC-5552 which currently requires a cold chain storage of zero degrees Celsius; and

•

BRo5 small molecules may present off-target toxicities due to physico-chemical properties such as lipophilicity, which is the ability to dissolve fats, oils and lipids, the presence of off-target pharmacophores in the molecule that can interact with other cellular proteins, or other characteristics that have not been fully characterized within a novel chemical scaffold or platform.

These and other risks related to our research and development of BRo5 small molecules may result in delays in development, an increase in development costs and/or the failure to develop any BRo5 small molecule to approval. As a result, our competitors may develop products more rapidly and cost effectively than we do if they are able to target the same indications as our product candidates using conventional small molecules. In particular, competitors may develop and commercialize a product that competes with a product candidate we may develop from our RAS(ON) program as some of our competitors in this area are pursuing conventional small molecules directed to other forms of RAS, such as RAS(OFF), and are further along in development than we currently are.

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

This lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain regulatory approval to market any product candidate we develop. The FDA, the EMA and other comparable foreign authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any product candidate that we develop. Even if we believe the data collected from future clinical trials of our product candidates are promising, this data may not be sufficient to support approval by the FDA, the EMA or any other regulatory authority.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we may desire to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Further, we have not previously submitted an NDA to the FDA, or a Marketing Authorization Application, or MAA, to the EMA. We cannot be certain that any of our programs will be successful in clinical trials or receive regulatory approval. Further, product candidates we develop may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

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

We may experience delays in completing our clinical trials or preclinical studies and initiating or completing additional clinical trials. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

•

actions by regulators, Institutional Review Boards, or IRBs, or ethics committees may cause us or our investigators to not commence or conduct a clinical trial at a prospective trial site or at all sites and cause us to pause or stop an in-process clinical trial;

•	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs;
•	the number of patients required for clinical trials may be larger than we anticipate;
•

it may be difficult to enroll a sufficient number of patients for our clinical trials or enrollment in these clinical trials may be slower than we anticipate, including in both cases because appropriate patients must have the relevant mutations in the signaling pathways our therapies are designed to target;

•	participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
•	patients may not comply with our clinical trial protocols, particularly with respect to intermittent dosing, which we are evaluating for our product candidates;
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

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates and impair our ability to commercialize our product candidates.

All of our clinical trial sites for our RMC-4630 clinical studies are currently located in the U.S., and may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. We are aware of several clinical sites involved in our RMC-4630 clinical studies that have temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that other clinical sites may be similarly affected. These developments may delay our clinical trial timelines. Some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct clinical trials are located in countries affected by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these trials.

Many of the factors described above that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates or result in the development of our product candidates being stopped early.

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

From time to time, we may disclose interim data from our clinical trials. For example, we have reported interim Phase 1 clinical data for RMC-4630 as a single agent and interim Phase 1b/2 clinical data for RMC-4630 in combination with the MEK inhibitor cobimetinib. In both cases, this interim data included limited number of patients and time of exposure to the study drug. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more data on existing patients become available. Our clinical trial program is ongoing, and the final results may be materially different from what we previously reported.

From time to time, we may also publicly disclose preliminary or “topline” data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same clinical trials, or different conclusions or considerations may qualify such topline results once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and the value of our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically a summary of extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed.

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

All of our clinical trial sites for our RMC-4630 clinical studies are currently located in the U.S., and may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. We are aware of several clinical sites involved in our RMC-4630 clinical studies that have temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that other clinical sites may be similarly affected. These developments may delay our clinical trial timelines. Some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct clinical trials are located in countries affected by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these trials.

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

For example, the safety data released for our RMC-4630-01 trial with a cutoff date of May 4, 2020 included both serious adverse events, or SAEs, and other adverse events, or AEs and the safety data we released for our RMC-4630-02 study included AEs.

Although our current and future product candidates will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects could arise either during clinical development or, if such side effects are more rare, after our products have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. So far, we have not demonstrated that RMC-4630 or any other product candidate is safe in humans, and we cannot predict if ongoing or future clinical trials will do so.

Furthermore, certain of our product candidates, such as RMC-4630, are currently being, and may in the future be, co-administered with approved or experimental therapies, such as Roche’s cobimetinib, Amgen’s sotorasib, Merck’s pembrolizumab, a PD-1 inhibitor, or Lilly’s LY-3214996. These combinations may have additional side effects. The uncertainty resulting from the use of our product candidates in combination with other therapies may make it difficult to accurately predict side effects in future clinical trials.

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

Any of the foregoing events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved. In addition, if one or more of our product candidates prove to be unsafe, our entire technology platform and pipeline could be affected.

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us or any of our existing or potential future collaboration partners from obtaining approvals for the commercialization of RMC-4630 and any other product candidate we develop.

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

If we experience delays in obtaining approval or if we fail to obtain approval of any current or future product candidates we may develop, the commercial prospects for those product candidates may be harmed.

Obtaining and maintaining marketing approval of our current and future product candidates in one jurisdiction does not mean that we will be successful in obtaining marketing approval of our current and future product candidates in other jurisdictions.

Obtaining and maintaining marketing approval of our current and future product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain marketing approval in any other jurisdiction, while a failure or delay in obtaining marketing approval in one jurisdiction may have a negative effect on the marketing approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we may intend to charge for our products is also subject to approval.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign marketing approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Adverse events in the field of oncology or the biopharmaceutical industry could damage public perception of our current or future product candidates and negatively affect our business.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay marketing approval of a product. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.

Even if a current or future product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any current or future product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community to be viable product. For example, current approved immunotherapies, and other cancer treatments like chemotherapy and radiation therapy, are well established in the medical community, and doctors may continue to rely on these therapies. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

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

The number of patients who have the cancers we are targeting, including those with the necessary mutations, may turn out to be lower than expected. Additionally, the potentially addressable patient population for our current programs or future product candidates may be limited, if and when approved. Even if we obtain significant market share for any product candidate, if and when approved, if the potential target populations are small, we may never achieve commercial success without obtaining marketing approval for additional indications, including to be used as first- or second-line therapy.

We are developing RMC-4630 in combination with Roche’s cobimetinib, with Amgen’s sotorasib, and Merck’s pembrolizumab, and may in the future, develop RMC-4630 and other product candidates in combination with other therapies, which exposes us to additional risks.

We are developing RMC-4630 in combination with Roche’s cobimetinib, with Amgen’s sotorasib, and Merck’s pembrolizumab, and may in the future, develop RMC-4630 and other product candidates in combination with one or more currently approved cancer therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

We may also evaluate RMC-4630 or any other current or future product candidates in combination with one or more other cancer therapies, such as Lilly’s LY-3214996, that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States or with approved cancer therapies at an unapproved dose and/or schedule, and/or with approved cancer therapies in unapproved indications. We will not be able to market and sell RMC-4630, or any product candidate we develop in combination with any such cancer therapies, outside existing approved labels that do not ultimately obtain marketing approval.

If the FDA or similar regulatory authorities outside of the United States do not approve the drugs we choose to evaluate in combination with or any product candidate we develop or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, these drugs, we may be unable to obtain approval of or market or any product candidate we develop.

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

There are several programs in development targeting SHP2, including those clinical programs run by Novartis AG, Jacobio Pharmaceuticals Co. Ltd./AbbVie Inc., and Relay Therapeutics Inc. There are several RAS pathway mutations programs, including those directed at KRASG12C(OFF) and KRASG12D(OFF) mutations, including clinical programs directed at KRASG12C(OFF) being conducted by Amgen Inc., Mirati Therapeutics, Inc., Johnson & Johnson, AstraZeneca plc and Genentech. Other clinical programs directed at mutant RAS are being conducted by Merck & Co./Moderna Therapeutics, Boehringer Ingelheim, Gilead Sciences, Inc. and resTORbio.

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

We have limited technical, managerial and financial resources to determine which of our lead generation stage RAS(ON) inhibitors should be advanced into further preclinical development, initial clinical trials, later-stage clinical development and potential commercialization. Initially, we are prioritizing four mutant RAS(ON) targets—KRASG12C, KRASG13C, KRASG12D and NRASG12C. In selecting a development candidate, we may make incorrect determinations. Our decisions to allocate our research and development, management and financial resources toward particular development candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate development programs may also be incorrect and could cause us to miss valuable opportunities.

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

If any of these events occur, we may be forced to abandon or delay our development efforts with respect to a particular product candidate or fail to develop a potentially successful product candidate.

We may need to use existing commercial diagnostic tests or develop, or enter into a collaboration or partnership to develop, novel complementary diagnostics and/or novel companion diagnostics for some of our current or future product candidates. If we or our future partners are unable to successfully develop these companion diagnostics or complementary diagnostics, or experience significant delays in doing so, we may not realize the full commercial potential of our future product candidates.

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

In the event that novel tests will need to be developed, we have little experience in the development of diagnostics. As such, we expect to rely on future partners in developing appropriate diagnostics to pair with our current or future product candidates. We may be unsuccessful in entering into collaborations for the development of companion diagnostics for our programs and our current or future product candidates.

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

If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, the FDA may reach a different conclusion and not grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind the fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Jurisdictions where we may seek to pursue product candidates outside of the United States have processes similar to the breakthrough designation and fast track processes described above, and to the extent we desire to enter these markets, we will face similar risks and challenges as those described in the United States.

We may seek Orphan Drug Designation for product candidates we develop, and we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

As part of our business strategy, we may seek Orphan Drug Designation for product candidates we develop. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

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

We may be unsuccessful in obtaining Orphan Drug Designation for our product candidates. In addition, even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different therapies can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek Orphan Drug Designation for applicable indications for our current and any future product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.

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

We face an inherent risk of product liability as a result of the clinical testing of product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product candidate we develop causes or is perceived to cause injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of any approved products. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for any approved product;
•	injury to our reputation;
•	withdrawal of clinical trial participants;
•	initiation of investigations by regulators;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	exhaustion of any available insurance and our capital resources and potential increase in our insurance premiums and/or retention amounts; and
•	the inability to commercialize any product candidate.

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with collaboration partners.

Insurance coverage is increasingly expensive. We may not be able to maintain insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise, if at all. Our insurance policy contains various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with Sanofi or any future collaborator entitle us to indemnification against losses, such indemnification is limited and may not be available or adequate should any claim arise.

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the U.S. presidential administration to repeal or replace certain aspects of the ACA. By way of example, in January 2018, the President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. In addition, the Tax Cuts and Jobs Act, or the TCJA, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In December 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the TCJA. In December 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. In March 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review the case, although it is unclear when a decision will be made or how the Supreme Court will rule. In addition, there may be other efforts to challenge, repeal or replace the ACA.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

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

In June 2018, we entered into a collaborative research, development and commercialization agreement with Sanofi, or the Sanofi Agreement, focused on researching, developing and commercializing SHP2 inhibitors as cancer therapies and potentially other indications. Sanofi primarily controls the research and development activities pursuant to the terms of the Sanofi Agreement, and our lack of control over these activities, including with respect to RMC-4630, could result in delays or other difficulties in the development and commercialization of product candidates, which may prevent completion of intended NDA filings in a timely fashion, if at all. Because of the allocation of responsibilities under the Sanofi Agreement, we are wholly dependent on Sanofi for the success of the RMC-4630 program. Any dispute with Sanofi may result in the delay or termination of the research, development or commercialization of RMC-4630 or other SHP2 inhibitor product candidates, and may result in costly litigation that diverts management attention and resources away from our day-to-day activities. For example, we plan to evaluate RMC-4630 in combination with other therapies (which may include product candidates from our pipeline), and Sanofi may disagree with us regarding which other therapies should be evaluated in combination with RMC-4630. As a result of this disagreement, our completion of a trial in combination with our preferred combination product candidate may be delayed or prevented. We rely on Sanofi for the supply of RMC-4630 for future combination studies and if Sanofi is unwilling to supply RMC-4630 to be used in combination with a product candidate from our pipeline or other products, our ability to complete a trial evaluating such combination may be delayed or prevented.

In addition, Sanofi can terminate the Sanofi Agreement (including for convenience), and in the event Sanofi terminates the Sanofi Agreement, we would be prevented from receiving any research and development funding, milestone payments, profit share payments, royalty payments and other benefits under that agreement. Termination of the Sanofi Agreement could require us to seek additional funding in order to avoid delaying, reducing the scope of, or suspending, one or more of our research and development programs or clinical trials. In addition, any decision by Sanofi to terminate the Sanofi Agreement may negatively impact public perception of RMC-4630, or all of the SHP2 program covered by the Sanofi Agreement. We cannot provide any assurance with respect to the success of the Sanofi collaboration. For more information regarding the Sanofi Agreement, see Part I, Item 1 of our 2019 Form 10-K under the caption “Business—Collaboration agreement with Sanofi.”

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

Collaborations involving our current and future product candidates, including our current collaborations with Sanofi, Roche and Amgen may pose the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations and may have incentives that are different than ours;
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

•

collaborators may own or co-own intellectual property covering products that result from our collaboration with them, and in such cases, we may not have the exclusive right to develop, license or commercialize this intellectual property;

•	disputes may arise with respect to ownership of any intellectual property developed pursuant to our collaborations;
•

disputes may arise between a collaborator and us that cause the delay or termination of the research, development or commercialization of the product candidate, or that result in costly litigation or arbitration that diverts management attention and resources; and

•

if a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated, including if the partner in such a business combination has products that compete with ours.

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

We rely on third parties to conduct our ongoing and planned clinical trials for RMC-4630 and any other product candidates we develop. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize RMC-4630 and any other product candidates we develop.

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

We and third parties are required to comply with regulations and requirements, including GCP, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces GCP requirements through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or third parties fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA may determine that any of our current or future clinical trials do not comply with GCP. In addition, our clinical trials must be conducted with product candidates produced under cGMP regulations. Our failure or the failure of third parties to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process and could also subject us to enforcement action. We also are required to register certain ongoing clinical trials and provide certain information, including information relating to the trial’s protocol, on a government-sponsored database, ClinicalTrials.gov, within specific timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Although we intend to design the clinical trials for our product candidates, or be involved in the design when other parties sponsor the trials, third parties conduct all of the clinical trials. For example, Amgen is conducting the Phase 1b trial evaluating the combination of RMC-4630 and sotorasib and Sanofi is conducting the Phase 1 trial evaluating the combination of RMC-4630 and pembrolizumab. In addition, in March 2020, the Pancreatic Cancer Collective (a strategic partnership between Lustgarten Foundation and Stand Up To Cancer) announced that it had awarded funding to the Netherlands Cancer Institute for its study using RMC-4630 in combination with an investigational ERK inhibitor (LY3214996) in patients with pancreatic cancer. We plan to provide RMC-4630 to support this investigator sponsored study. As a result, many important aspects of our clinical development, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•	have staffing difficulties;
•	fail to comply with contractual obligations;
•	experience regulatory compliance issues;
•	have incentives that are different than ours;
•	undergo changes in priorities or become financially distressed; or
•	form relationships with other entities, some of which may be our competitors.

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

All of our clinical trial sites for our RMC-4630 clinical studies are currently located in the U.S., and may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. We are aware of several clinical sites involved in our RMC-4630 clinical studies that have temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that other clinical sites may be similarly affected. These developments may delay our clinical trial timelines. Some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct clinical trials are located in countries affected by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these trials.

We rely on third parties to manufacture preclinical and clinical drug supplies, and we intend to rely on third parties to produce commercial supplies of any approved product, which increases the risk that we will not have sufficient quantities of these product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

In order to conduct clinical trials of product candidates, we will need to have them manufactured in potentially large quantities. Our third-party manufacturers may be unable to successfully increase the manufacturing capacity for any of our clinical drug supplies (including key starting and intermediate materials) in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities and at any other time. For example, ongoing data on the stability of our product candidates may shorten the expiry of our product candidates and lead to clinical trial material supply shortages, and potentially clinical trial delays. If these third-party manufacturers are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of that product candidate may be delayed or not obtained.

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

•

the federal civil and criminal false claims laws, including the FCA, and civil monetary penalty laws, which prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;

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

•

the Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse midwives;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•

analogous or related foreign, state or local laws and regulations, including anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and healthcare and data protection laws in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain protected information, such as the California Consumer Privacy Act, or CCPA, which creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data, and General Data Protection Regulation, or GDPR, which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the European Economic Area, or the EEA, and the United Kingdom (including health data).

Because of the breadth of the laws described above and the narrowness of the statutory exceptions and regulatory safe harbors available under them, it is possible that some of our business activities could be subject to challenge under one or more of these laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring that our business arrangements with third parties comply with applicable healthcare laws, as well as responding to investigations by government authorities, can be time- and resource-consuming and can divert management’s attention from the business.

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

Our success depends in significant part on our ability and the ability of our collaborators to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our product candidates and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. If we and our collaborators are unable to obtain and maintain sufficient intellectual property protection for RMC-4630 or other product candidates that we may identify, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize product candidates similar or identical to ours, and our ability (and the ability of our collaborators) to successfully commercialize RMC-4630 and other product candidates that we (and our collaborators) may pursue may be impaired. We have one issued patent with respect to our SHP2 program, including RMC-4630, and we can provide no assurance that any of our current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. Failure to obtain such issued patents could have a material adverse effect on our and Sanofi’s ability to develop and commercialize SHP2 inhibitor products, including RMC-4630, and on our ability to receive milestone, royalty or other payments from Sanofi pursuant to the Sanofi Agreement.

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

We have entered into licensing agreements with third parties. If we or a third party fail to comply with our obligations in the agreements under which we license intellectual property rights to or from third parties, or these agreements are terminated, or we otherwise experience disruptions to our business relationships with our licensors or licensees, our competitive position, business, financial condition, results of operations and prospects could be harmed.

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

In addition, if our licensors or licensees fail to abide by the terms of the license, if the licensors or licensees fail to prevent infringement by third parties or if the licensed patents or other rights are found to be invalid or unenforceable, our business, competitive position, financial condition, results of operations and prospects could be materially harmed.

For more information regarding our license agreements, see Part I, Item 1 of our 2019 Form 10-K under the caption “Business—Collaboration agreement with Sanofi.”

If we are unable to obtain licenses from third parties on commercially reasonable terms or at all, our business could be harmed.

It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties. The licensing of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. More established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to license needed technology, or if we are forced to license this technology on unfavorable terms, our business could be materially harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected product candidates, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties or other forms of compensation. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might subject us to infringement claims or adversely affect our ability to develop and market our product candidates.

We cannot guarantee that any of our or our licensors’ patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending patent application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. For example, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with the earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our product candidates could have been filed by third parties without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or the use of our product candidates. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. We may incorrectly determine that our product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidates.

If we fail to identify and correctly interpret relevant patents, we may be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve any infringement claims. If we fail in any of these disputes, in addition to being forced to pay damages, which may be significant, we may be temporarily or permanently prohibited from commercializing any of our product candidates that are held to be infringing. We might, if possible, also be forced to redesign product candidates so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

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

Depending upon the timing, duration and conditions of any FDA marketing approval of our product candidates, one or more of our owned or licensed U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and similar legislation in the European Union and certain other countries. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. Only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for the applicable product candidate will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

Filing, prosecuting, maintaining, defending and enforcing patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws and enforcement practices of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may export otherwise infringing products to territories where we have patent protection, but enforcement rights are not as strong as those in the United States. These products may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Many foreign countries, including some European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under specified circumstances to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of the applicable patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ or collaborators’ patent applications and the enforcement or defense of our or our licensors’ or collaborators’ issued patents. For example, assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, or the Leahy-Smith Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications are prosecuted and may also affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to challenge the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. The USPTO has developed regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, particularly the first inventor-to-file provisions. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents. Similarly, statutory or judicial changes to the patent laws of other countries may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents.

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

Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability or priority. A court of competent jurisdiction could hold that third-party patents asserted against us are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize any product candidates we may develop and any other product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of a U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of a U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, and we are unsuccessful in demonstrating that these rights are invalid or unenforceable, we could be required to obtain a license from such a third party in order to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties and other fees, redesign our infringing product candidate or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

We may be subject to claims by third parties asserting that we or our employees have infringed upon, misappropriated or otherwise violated their intellectual property rights, or claiming ownership of what we regard as our own intellectual property.

Many of our employees were previously employed at other biotechnology or pharmaceutical companies and our consultants and advisors may work for other biotechnology or pharmaceutical companies in addition to us. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any of these individuals’ former or concurrent employers or clients. We may also be subject to claims that patents and applications we have filed to protect inventions of our employees, consultants and advisors, even those related to one or more of our product candidates, are rightfully owned by their former or concurrent employer. Litigation may be necessary to defend against these claims.

If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against these claims, litigation could result in substantial costs, delay development of our product candidates and be a distraction to management.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. While it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning this intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

We rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information (including unpatented know-how associated with Warp Drive) and to maintain our competitive position. Trade secrets and know-how can be difficult to protect. We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. We cannot guarantee that we have entered into these agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. Despite our efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary information will be effective.

We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to, or independently developed by, a competitor or other third party, our competitive position would be materially and adversely harmed.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential collaborators or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•

others may be able to make products that are similar to any product candidates we may develop or utilize similar technology but that are not covered by the claims of our patents or the patents that we license or may own in the future;

•	we, or our current or future licensors, might not have been the first to make the inventions covered by an issued patent or pending patent application that we license or may own in the future;
•	we, or our current or future licensors might not have been the first to file patent applications covering certain of our or their inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
•	it is possible that our pending owned or licensed patent applications or those that we may own or license in the future will not lead to issued patents;
•	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
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

Recruiting and retaining qualified employees, consultants and advisors for our business, including scientific and technical personnel, is critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for skilled individuals. In addition, failure to succeed in preclinical studies, clinical trials or applications for marketing approval may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or the loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives.

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

As of June 30, 2020, we had 106 full-time employees, including 88 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we operate as a public company, we expect to need additional managerial, research and development, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We have in the past engaged and may in the future engage in strategic transactions; these transactions could affect our liquidity, dilute our existing stockholders, increase our expenses and present significant challenges in focus and energy to our management or prove not to be successful.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

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

If a natural disaster, power outage, outbreak of disease, or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. As an example, our operations are currently limited as a result of the COVID-19 pandemic, as described in the risk factor entitled “The COVID-19 pandemic, or other epidemic and pandemic diseases or the perception of their effects, could significantly disrupt our business.” The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

We are exposed to the risk that our employees, independent contractors, vendors, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA or comparable foreign regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the United States and abroad; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, and curtailment of our operations.

Risks Related to Our Common Stock

The price of our common stock is volatile and fluctuates substantially, which could result in substantial losses for investors.

Our stock price is highly volatile. The stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The COVID-19 pandemic, actions taken by governments in response to this pandemic and the related economic impacts, have exacerbated this volatility, particularly as it relates to stocks of biopharmaceutical companies like ours.

The market price for our common stock may be influenced by many factors, including:

•	our research and development efforts and our ability to discover and develop product candidates;
•	results of our clinical trials and preclinical studies or those of our competitors;
•	the success of competitive products or technologies;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license product candidates or companion diagnostics;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors; and
•	general economic, industry and market conditions.

An active and liquid market for our common stock may not be sustained.

Our common stock is currently listed on the Nasdaq Global Select Market under the symbol “RVMD”. The price for our common stock may vary and an active and liquid market in our common stock may not be sustained. The lack of an active market may impair the value of your shares, your ability to sell your shares at the time you wish to sell them and the prices that you may obtain for your shares. An inactive market may also impair our ability to raise capital by selling our common stock and our ability to acquire other companies, products or technologies by using our common stock as consideration.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, stockholders are not likely to receive any dividends on their common stock for the foreseeable future. Since we do not intend to pay dividends, stockholders’ ability to receive a return on their investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements, that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) December 31, 2025, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, our stock price may be depressed, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As of June 30, 2020, our executive officers, directors and their affiliates beneficially own, in the aggregate, over 40% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

We incur significantly increased costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, which could result in sanctions or other penalties that would harm our business.

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Select Market and the rules of the Securities and Exchange Commission, or SEC, require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

As a public company, we are subject to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with the second annual report that we will be required to file with the SEC, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

In order to provide the reports required by these rules we must conduct reviews and testing of our internal controls. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. In order to report our results of operations and financial statements on an accurate and timely basis, we will depend on third party vendors to provide timely and accurate notice of their costs to us. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Select Market or other adverse consequences that would materially harm to our business.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale related to our most recent public offering lapse, the trading price of our common stock could decline. As of June 30, 2020, we had outstanding 59,003,644 shares of common stock. The resale of approximately 42.9 million shares of our outstanding shares of common stock is currently prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by certain of our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters in connection with our IPO. The lock-up agreements pertaining to our IPO with the underwriters or market stand-off provisions in agreements with us will expire after August 10, 2020. J.P. Morgan Securities LLC may, in its sole discretion, permit us or our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements. After the lock-up agreements or market stand-off provisions with the underwriters of our IPO or market stand-off provisions in agreements with us expire, the shares of common stock will be eligible for sale in the public market subject to certain limitations of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

The lock-up agreements entered into in connection with our public offering in July 2020 will expire after October 6, 2020. After the lock-up agreements expire, up to approximately 23.5 million additional shares of common stock held by directors, executive officers and other affiliates will be eligible for sale in the public market, subject to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. J.P. Morgan Securities LLC may, however, in its sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

As of June 30, 2020, 11.2 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements, market stand-off provisions in agreements with us and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of our public offerings or other changes in our stock ownership (some of which are not in our control). Use of our federal and state net operating loss carryforwards have been limited and could be further limited if we experience additional ownership changes.

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

If securities analysts do not continue to publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock relies, in part, on the research and reports that industry or financial analysts publish about us or our business. If few analysts publish research or reports about us, the trading price of our stock would likely decrease. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which, in turn, could cause our stock price to decline.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2020. When we lose our status as an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

There may be material weaknesses in our internal control over financial reporting in the future. Any failure to implement and maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent changes in control or changes in our management without the consent of our board of directors. These provisions include the following:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of our board of directors;
•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•

the exclusive right of our board of directors to appoint a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

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

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

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

We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. If a court were to find the choice of forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition, results of operations and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from the Sale of Registered Securities

In February 2020, our registration statement on Form S-1 (File No. 333-235968) relating to our IPO of common stock became effective. The IPO closed on February 18, 2020 at which time we issued 16,100,000 shares of common stock (including the exercise in full by the underwriters of their option to purchase an additional 2,100,000 shares of common stock) at a public offering price of $17.00 per share. We received net proceeds from the IPO of approximately $250.7 million, after deducting the underwriting discounts and commissions of $19.2 million and expenses of $3.8 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates. J.P. Morgan Securities LLC, Cowen and Company, LLC, SVB Leerink LLC and Guggenheim Securities, LLC acted as joint book-running managers for the offering.

In July 2020, our registration statement on Form S-1 (File No. 333-239700) related to our secondary public offering became effective. The secondary public offering closed on July 13, 2020 at which time we issued 6,900,000 shares of common stock (including the exercise in full by the underwriters of their option to purchase an additional 900,000 shares of common stock) at a public offering at a price of $26.00 per share. We received net proceeds of $167.9 million, after deducting underwriting discounts and commissions of $10.8 million and offering expenses of $0.7 million. None of the expenses associated with the public offering were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates. J.P. Morgan Securities LLC, Cowen and Company, LLC, SVB Leerink LLC and Guggenheim Securities, LLC acted as joint book-running managers for the offering.

There has been no material change in the planned use of proceeds from our public offerings as described in our final prospectuses filed with the SEC on February 13, 2020 and July 6, 2020, respectively, pursuant to Rule 424(b)(4). We invested the funds received in interest-bearing, investment-grade securities consisting of government securities, corporate bonds, and commercial paper.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the three-month period ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Repurchased Under the Plans or Programs
April 1, 2020 to April 30, 2020	—	$—	—	—
May 1, 2020 to May 31, 2020	—	—	—	—
June 1, 2020 to June 30, 2020	9,354	0.54	—	—
Total	9,354	$0.54	—	—

All of the shares repurchased, as reflected in the table above, were repurchases of unvested shares of our common stock that had been issued upon early exercise of stock options. Upon termination of employment of a person holding unvested shares, we are entitled to repurchase the unvested shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number
2.1	Agreement and Plan of Merger, dated as of October 15, 2018, by and among Revolution Medicines, Inc., Trotsky Merger Sub, Inc., Warp Drive Bio, Inc., and Fortis Advisors LLC.	S-1	1/17/2020	2.1
3.1	Amended and Restated Certificate of Incorporation.	8-K	2/18/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	2/18/2020	3.2
10.1	Second Amendment to Lease by and between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of April 17, 2020.	10-Q	5/14/2020	10.4
10.2#	Non-Employee Director Compensation Program	S-1	7/6/2020	10.12
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Indicates management contract or compensatory plan.
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

Revolution Medicines, Inc.

Date: August 10, 2020	By:	/s/ Mark A. Goldsmith
Mark A. Goldsmith, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Revolution Medicines, Inc.

Date: August 10, 2020	By:	/s/ Jack Anders
Jack Anders
Vice President, Finance and Principal Accounting Officer (Principal Financial and Accounting Officer)