Form 10-Q
period 2020-09-30
Revolution Medicines, Inc.
filed 2020-11-12
CIK 1628171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 9, 2020, the registrant had 66,380,190 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$64,871	$16,659
Marketable securities	401,269	106,099
Receivable from related party	9,299	8,737
Prepaid expenses and other current assets	7,459	2,486
Total current assets	482,898	133,981
Property and equipment, net	7,035	7,147
Operating lease right-of-use asset	28,194	—
Intangible assets, net	61,212	62,013
Goodwill	14,608	14,608
Restricted cash	1,084	214
Other noncurrent assets	39	2,566
Total assets	$595,070	$220,529
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$6,656	$11,400
Accrued expenses and other current liabilities	18,974	14,528
Operating lease liability, current	3,645	—
Deferred revenue, related party, current	13,109	17,124
Total current liabilities	42,384	43,052
Deferred rent, noncurrent	—	1,741
Deferred revenue, related party, noncurrent	9,773	14,727
Deferred tax liability	7,085	7,819
Operating lease liability, noncurrent	29,669	—
Other noncurrent liabilities	1,089	655
Total liabilities	90,000	67,994
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value; zero and 192,904,770 shares authorized at September 30, 2020 and December 31, 2019, respectively; zero and 39,600,423 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively; aggregate liquidation preference of zero and $308,688 at September 30, 2020 and December 31, 2019, respectively	—	305,109
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and zero shares authorized at September 30, 2020 and December 31, 2019, respectively; zero shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 and 249,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 66,324,753 and 3,292,124 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	7	—
Additional paid-in capital	736,193	4,738
Accumulated other comprehensive income	211	74
Accumulated deficit	(231,341)	(157,386)
Total stockholders' equity (deficit)	505,070	(152,574)
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$595,070	$220,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Collaboration revenue, related party	$12,661	$12,506	$34,232	$37,953
Total revenue	12,661	12,506	34,232	37,953
Operating expenses:
Research and development	34,871	22,962	95,246	64,265
General and administrative	5,341	3,103	15,603	8,244
Total operating expenses	40,212	26,065	110,849	72,509
Loss from operations	(27,551)	(13,559)	(76,617)	(34,556)
Other income, net:
Interest income	347	766	1,986	1,571
Interest and other expense	(17)	(25)	(57)	(83)
Total other income, net	330	741	1,929	1,488
Loss before income taxes	(27,221)	(12,818)	(74,688)	(33,068)
Benefit from income taxes	—	—	733	—
Net loss	$(27,221)	$(12,818)	$(73,955)	$(33,068)
Redeemable convertible preferred stock dividends - undeclared and cumulative	—	(4,247)	(2,219)	(9,987)
Net loss attributable to common stockholders	$(27,221)	$(17,065)	$(76,174)	$(43,055)
Net loss per share attributable to common stockholders - basic and diluted	$(0.42)	$(6.08)	$(1.49)	$(15.81)
Weighted-average common shares used to compute net loss per share, basic and diluted	64,892,868	2,806,470	51,031,003	2,723,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(27,221)	$(12,818)	$(73,955)	$(33,068)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	(80)	69	137	54
Total comprehensive loss	$(27,301)	$(12,749)	$(73,818)	$(33,014)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

						Accumulated
	Redeemable Convertible				Additional	other		Total
	Preferred Stock		Common Stock		Paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	income	Deficit	Equity/(Deficit)
Balance at December 31, 2019	39,600,423	$305,109	3,292,124	$—	$4,738	$74	$(157,386)	$(152,574)
Conversion of redeemable convertible preferred stock into common stock	(39,600,423)	(305,109)	39,600,423	4	305,105	—	—	305,109
Issuance of common stock upon initial public offering, net of offering costs of $23,003	—	—	16,100,000	2	250,695	—	—	250,697
Issuance of common stock pursuant to stock option exercises	—	—	11,097	—	27	—	—	27
Vesting of early exercised stock options	—	—		—	47	—	—	47
Stock-based compensation expense	—	—	—	—	1,567	—	—	1,567
Net unrealized loss on marketable securities	—	—	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	—	—	(19,519)	(19,519)
Balance at March 31, 2020	—	$—	59,003,644	$6	$562,179	$36	$(176,905)	$385,316
Issuance of common stock pursuant to stock option exercises	—	—	21,578	—	86	—	—	86
Vesting of early exercised stock options	—	—	—	—	39	—	—	39
Repurchase of common stock			(9,354)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,017	—	—	2,017
Net unrealized gain on marketable securities	—	—	—	—	—	255	—	255
Net loss	—	—	—	—	—	—	(27,215)	(27,215)
Balance at June 30, 2020	—	$—	59,015,868	$6	$564,321	$291	$(204,120)	$360,498
Issuance of common stock pursuant to stock option exercises	—	—	415,291	—	1,390	—	—	1,390
Vesting of early exercised stock options	—	—	—	—	46	—	—	46
Repurchase of common stock	—	—	(6,406)	—	—	—	—	—
Issuance of common stock upon follow-on offering, net of offering costs of $11,633	—	—	6,900,000	1	167,766	—	—	167,767
Stock-based compensation expense	—	—	—	—	2,670	—	—	2,670
Net unrealized loss on marketable securities	—	—	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	—	—	(27,221)	(27,221)
Balance at September 30, 2020	—	$—	66,324,753	$7	$736,193	$211	$(231,341)	$505,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

(unaudited)

						Accumulated
	Redeemable Convertible				Additional	other		Total
	Preferred Stock		Common Stock		Paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	income	Deficit	Equity/(Deficit)
Balance at December 31, 2018	29,595,909	$205,081	3,208,924	$—	$1,300	$—	$(109,722)	$(108,422)
Issuance of common stock pursuant to stock option exercises	—	—	3,766	—	14	—	—	14
Issuance of common stock pursuant to early exercised stock options	—	—	13,640	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	27	—	—	27
Repurchases of early exercised stock	—	—	(1,948)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	403	—	—	403
Net loss	—	—	—	—	—	—	(10,131)	(10,131)
Balance at March 31, 2019	29,595,909	$205,081	3,224,382	$—	$1,744	$—	$(119,853)	$(118,109)
Issuance of Series C redeemable convertible preferred stock for cash at $10.03 per share, net of issuance costs of $254	8,991,731	89,935	—	—	—	—	—	—
Issuance of common stock pursuant to stock option exercises	—	—	1,391	—	1	—	—	1
Issuance of common stock pursuant to early exercised stock options	—	—	5,998	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	35	—	—	35
Repurchases of early exercised stock	—	—	(51,375)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	506	—	—	506
Net unrealized loss on marketable securities	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(10,119)	(10,119)
Balance at June 30, 2019	38,587,640	$295,016	3,180,396	$—	$2,286	$(15)	$(129,972)	$(127,701)
Issuance of Series C redeemable convertible preferred stock for cash at $10.03 per share, net of issuance costs	1,012,783	10,098	—	—	—	—	—	—
Issuance of common stock pursuant to stock option exercises	—	—	65,008	—	99	—	—	99
Issuance of common stock pursuant to early exercised stock options	—	—	81,222	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	51	—	—	51
Repurchases of early exercised stock	—	—	(24,740)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	854	—	—	854
Net unrealized gain on marketable securities	—	—	—	—	—	69	—	69
Net loss	—	—	—	—	—	—	(12,818)	(12,818)
Balance at September 30, 2019	39,600,423	$305,114	3,301,886	$—	$3,290	$54	$(142,790)	$(139,446)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(73,955)	$(33,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	801	802
Stock-based compensation expense	6,254	1,763
Depreciation and amortization	1,937	1,675
Loss on disposal of property and equipment	—	50
Loss on disposal of held-for-sale assets	—	597
Net amortization (accretion) of premium (discount) on marketable securities	382	(307)
Amortization of operating lease right-of-use asset	2,107	—
Changes in operating assets and liabilities:
Receivable from related party	(562)	(1,647)
Prepaid expenses and other current assets	(2,082)	(1,934)
Accounts payable	(4,311)	1,031
Accrued expenses and other current liabilities	5,046	4,632
Deferred revenue, related party	(8,969)	(10,136)
Deferred tax liability	(734)	—
Deferred rent	—	(373)
Operating lease liability	(1,915)	—
Other noncurrent assets	405	(1,259)
Other noncurrent liabilities	566	210
Net cash used in operating activities	(75,030)	(37,964)
Cash flows from investing activities
Purchases of marketable securities	(499,257)	(143,682)
Maturities of marketable securities	200,837	29,579
Sales of marketable securities	3,005	—
Purchases of property and equipment	(1,764)	(2,079)
Proceeds from sale of property and equipment	—	192
Proceeds from sale of held-for-sale assets	—	6,000
Net cash used in investing activities	(297,179)	(109,990)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	420,101
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	100,033
Proceeds from issuance of common stock under equity incentive plans	1,190	227
Repurchases of early exercised stock	—	40
Payments of deferred offering costs	—	(108)
Net cash provided by financing activities	421,291	100,192
Net increase (decrease) in cash, cash equivalents and restricted cash	49,082	(47,762)
Cash, cash equivalents and restricted cash - beginning of period	16,873	69,800
Cash, cash equivalents and restricted cash - end of period	$65,955	$22,038
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	64,871	21,824
Restricted cash	1,084	214
Cash, cash equivalents and restricted cash - end of period	$65,955	$22,038
Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised options and restricted stock	$132	$113
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	441	254
Right-of-use assets obtained in exchange for operating lease liabilities	21,188	—
Unpaid deferred offering costs	34	1,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization

Revolution Medicines, Inc. (the Company) is a clinical-stage precision oncology company focused on developing targeted therapies to inhibit frontier targets in RAS-addicted cancers. The Company was founded in October 2014 and is headquartered in Redwood City, California.

Liquidity

The Company has incurred net operating losses in each year since inception. As of September 30, 2020, the Company had an accumulated deficit of $231.3 million. Management believes that its existing cash, cash equivalents and marketable securities will enable the Company to fund planned operations for at least 12 months following the issuance date of these condensed consolidated financial statements. The Company has been able to fund its operations through the issuance and sale of common stock and redeemable convertible preferred stock in addition to upfront payments and research and development cost reimbursement received under the Company’s collaboration agreement with Genzyme Corporation, an affiliate of Sanofi. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and payments the Company may receive under the Sanofi collaboration agreement or future collaboration agreements, if any. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

In July 2020, the Company issued and sold 6,900,000 shares of its common stock in an underwritten public offering (including the exercise in full by the underwriters of their option to purchase an additional 900,000 shares of the Company’s common stock) at a price of $26.00 per share for net proceeds of $167.8 million, after deducting underwriting discounts and commissions of $10.8 million and expenses of $0.8 million.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and applicable rules of the Securities and Exchange Commission (SEC) regarding interim financial reporting and, in the opinion of management, include all normal and recurring adjustments which are necessary to state fairly the Company's financial position and results of operations for the reported periods. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The condensed consolidated financial statements for the periods ended September 30, 2020 and September 30, 2019 include the accounts of the Company and its wholly owned subsidiary, Warp Drive Bio, Inc. (Warp Drive). All intercompany balances and transactions have been eliminated in consolidation. The functional and reporting currency of the Company and its subsidiary is the U.S. dollar.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical accruals, valuation of in-process research and development and developed technologies, income taxes, useful lives of property and equipment and intangible assets, impairment of goodwill, and stock-based compensation. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, financial condition and results of operations is highly uncertain and subject to change. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three months ended September 30, 2020. Actual results could materially differ from the Company’s estimates, and there may be changes to the estimates in future periods.

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

The Company’s clinical trial sites for its RMC-4630 clinical studies may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. The Company is aware that several clinical sites involved in our RMC-4630 clinical studies temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future. These developments may delay the Company’s clinical trial timelines. Some of the Company’s third-party manufacturers which it uses for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests and clinical trials and contract research organizations may be impacted by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, the Company would likely experience delays in advancing clinical trials.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. This ASU is effective for the Company for the fiscal year beginning after December 31, 2020, and interim periods within fiscal years beginning after December 31, 2021. The Company is currently evaluating the impact of ASU 2018-15 on the Company’s consolidated financial statements.

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

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs (ASU 2020-08). This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. All entities should apply ASU 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company is currently evaluating the impact of ASU 2020-08 on the Company’s consolidated financial statements.

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

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	September 30, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds (1)	$14,231	$14,231	$—	$—
Commercial paper (1, 2)	154,034	—	154,034	—
U.S. government and agency securities (1, 2)	296,272	—	296,272	—
Corporate bonds (2)	3,155	—	3,155	—
Total	$467,692	$14,231	$453,461	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds (1)	$9,369	$9,369	$—	$—
Commercial paper (1, 2)	32,597	—	32,597	—
U.S. government and agency securities (2)	42,814	—	42,814	—
Corporate bonds (2)	38,837	—	38,837	—
Total	$123,617	$9,369	$114,248	$—
(1)	Included in cash and cash equivalents on the consolidated balance sheets.
(2)	Included in marketable securities on the consolidated balance sheets.

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

The following tables summarize the estimated value of the Company’s available-for-sale securities and cash equivalents and the gross unrealized gains and losses:

	September 30, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$107,540	$8	$(7)	$107,541
U.S. government and agency securities	290,369	209	(5)	290,573
Corporate bonds	3,148	7	—	3,155
Total marketable securities	401,057	224	(12)	401,269
Cash equivalents:
Money market funds	14,231	—	—	14,231
Commercial paper	46,494	—	(1)	46,493
U.S. government and agency securities	5,699	—	—	5,699
Total cash equivalents	66,424	—	(1)	66,423
Total available-for-sale investments	$467,481	$224	$(13)	$467,692

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	Cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$24,446	$3	$(1)	$24,448
U.S. government and agency securities	42,777	39	(2)	42,814
Corporate bonds	38,802	37	(2)	38,837
Total marketable securities	106,025	79	(5)	106,099
Cash equivalents:
Money market funds	9,369	—	—	9,369
Commercial paper	8,149	—	—	8,149
Total cash equivalents	17,518	—	—	17,518
Total available-for-sale investments	$123,543	$79	$(5)	$123,617

The amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are summarized below as of September 30, 2020:

	September 30, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Mature in one year or less	$430,266	$206	$(13)	$430,459
Mature after one year through two years	37,215	18	—	37,233
Total marketable securities	$467,481	$224	$(13)	$467,692

5.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Laboratory equipment	$9,456	$8,032
Leasehold improvements	3,387	3,342
Computer equipment and software	1,521	1,284
Furniture and fixtures	48	48
Construction in progress	118	—
	14,530	12,706
Less: accumulated depreciation and amortization	(7,495)	(5,559)
Property and equipment, net	$7,035	$7,147

Depreciation and amortization expense for property and equipment amounted to $0.7 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively and $1.9 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Accrued compensation	$4,580	$4,069
Accrued research and development	13,621	7,195
Deferred rent, current	—	609
Accrued professional services	618	1,607
Finance lease, current	64	172
Other	91	876
Total accrued expenses and other current liabilities	$18,974	$14,528

6.	Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consist of the following as of September 30, 2020:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development - RAS programs	$55,800	$—	$55,800	n/a
Developed technology - tri-complex platform	7,480	(2,068)	5,412	5.1
Total	$63,280	$(2,068)	$61,212

Amortization expense for the three months ended September 30, 2020 and 2019 was $0.3 million and $0.3 million, respectively and for the nine months ended September 30, 2020 and 2019 was $0.8 million and $0.8 million, respectively.

As of September 30, 2020, future amortization expense is as follows:

Amount
(in thousands)
2020 (remaining three months)	$266
2021	1,069
2022	1,069
2023	1,069
2024	1,069
2025	870
Total	$5,412

Intangible assets, net consist of the following as of December 31, 2019:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development – RAS Programs	$55,800	$—	$55,800	n/a
Developed technology - tri-complex platform	7,480	(1,267)	6,213	5.8
Total	$63,280	$(1,267)	$62,013

Goodwill

Goodwill consists of the following:

Amount
(in thousands)
Balance at December 31, 2019	$14,608
Adjustment	—
Balance at September 30, 2020	$14,608

No impairment has been recognized as of September 30, 2020. Goodwill recorded is not deductible for income tax purposes.

7.	Commitments and Contingencies

Leases

In January 2015, as amended in September 2016, the Company entered into an operating lease for approximately 42,000 square feet of office and laboratory space located at 700 Saginaw Drive, Redwood City, California, or the 700 Building, with a term through April 2023. In April 2020, the Company amended the lease to lease an additional 19,000 square feet of office, laboratory and research and development space located at 300 Saginaw Drive, Redwood City, California, or the 300 Building, beginning on December 15, 2020 and ending December 31, 2030, and to extend the Company’s existing lease term for the 700 Building until December 31, 2030. The Company has the option to extend the lease term for the 700 Building and the 300 Building together for an additional ten years after December 31, 2030. In connection with the lease amendment the Company issued a letter of credit for $0.9 million, which is included in restricted cash on the condensed consolidated balance sheet as of September 30, 2020.

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

Through September 30, 2020, the landlord has provided the Company with $3.4 million in tenant improvement allowances for the 700 Building, which were recognized as a lease incentive. The lease amendment provides the Company with an additional tenant improvement allowance for a total of $3.3 million to complete the renovation to the 300 building, which the Company has determined to be lessee owned. The lease incentive is being amortized as an offset to rent expense over the lease term in the condensed consolidated statements of operations.

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

As part of the Warp Drive acquisition in October 2018, the Company assumed an operating lease for approximately 22,000 square feet of office and laboratory space located in Cambridge, Massachusetts (Cambridge Lease), which expires in February 2023, with an option to extend the term through February 2028, subject to certain conditions. In March 2019, the Company fully subleased the Cambridge Lease to Casma Therapeutics, Inc. (Casma), a related party, on financial terms substantially the same as the original lease. The sublease term with Casma is through the remainder of the Cambridge Lease term. The sublease by Casma and related sublease payments by Casma to the Company are fully guaranteed by Third Rock Ventures, LLC, a related party. In conjunction with the Cambridge Lease, the Company issued a letter of credit for $0.2 million, which is included in restricted cash on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.

The balance sheet classification of the Company’s lease liabilities was as follows:

September 30, 2020
(in thousands)
Operating lease liabilities:
Operating lease liability – current	$3,645
Operating lease liability – noncurrent	29,669
Total operating lease liabilities	33,314
Financing lease liabilities:
Accrued expenses and other current liabilities	64
Total financing lease liabilities	64
Total lease liabilities	$33,378

For the three months ended September 30, 2020, operating lease cost was $0.8 million, net of sublease income of $0.5 million and tenant improvement allowance credits of $0.1 million. For the nine months ended September 30, 2020, operating lease cost was $1.9 million, net of sublease income of $1.4 and tenant improvement allowance credits of $0.2 million. The operating cash flows for operating leases were $0.6 million and $1.9 million for the three months and nine months ended September 30, 2020, respectively. Short-term lease costs were immaterial for the three months and nine months ended September 30, 2020.

As of September 30, 2020, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2020 (remaining three months)	$1,129
2021	4,381
2022	5,144
2023	4,173
2024	4,215
Thereafter	28,576
Total undiscounted lease payments	$47,618
Less: Imputed interest	(11,030)
Less: Tenant improvement allowance	(3,274)
Total operating lease liabilities	$33,314

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

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted-average discount rate used to determine the operating lease liability was 7.1%. As of September 30, 2020, the weighted-average remaining lease term is 9.3 years.

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

The Company determined that the transaction price of the Sanofi Agreement was $196.1 million as of September 30, 2020. In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. The Company determined that the $50.0 million upfront payment and $146.1 million of estimated variable consideration for expense reimbursements from Sanofi for agreed upon research and development services as of September 30, 2020 constituted consideration to be included in the transaction price, which is to be allocated to the combined performance obligation. Development and regulatory milestones under the Sanofi Agreement were considered but not included in the transaction price, as it is probable that a significant revenue reversal could occur if they were included. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

During the three months ended September 30, 2020 and 2019, the Company recognized $12.7 million and $12.5 million of collaboration revenue associated with this agreement, respectively, and $34.2 million and $38.0 million for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020 and December 31, 2019, $13.1 million and $17.1 million of deferred revenue, related party is classified as current and $9.8 million and $14.7 million is classified as noncurrent.

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

Upon the closing of the IPO in February 2020, all shares of redeemable convertible preferred stock then outstanding converted into 39,600,423 shares of common stock. There were no shares of redeemable convertible preferred stock outstanding as of September 30, 2020.

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

As of September 30, 2020 and December 31, 2019, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares and 249,000,000 shares of common stock, respectively, at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of the redeemable convertible preferred stockholders. As of September 30, 2020, no dividends have been declared to date.

The Company has reserved shares of common stock, on an as-converted basis, for future issuance as follows:

	September 30,	December 31,
	2020	2019
Redeemable convertible preferred stock	—	39,600,423
Outstanding options to purchase common stock	5,306,220	4,918,299
Unvested restricted stock units of common stock	67,260	—
Available for future issuance under the 2020 Incentive Award Plan	4,883,812	803,652
Available for issuance under the 2020 Employee Stock Purchase Plan	528,959	—
Total	10,786,251	45,322,374

11.	Stock-Based Compensation

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

As of September 30, 2020, there were 4,883,812 shares of common stock reserved for issuance pursuant to the 2020 Plan.

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

The Company allows its employees, non-employees and directors to exercise options granted under the 2014 Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in other noncurrent liabilities and are reclassified to common stock and additional paid-in capital as the repurchase right lapses. As of September 30, 2020 and December 31, 2019, there were 181,234 and 349,501 shares, respectively, and $0.2 million and $0.3 million, respectively, recorded in other noncurrent liabilities, related to early exercised shares that were subject to repurchase.

2020 Employee Stock Purchase Plan

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

The Company has reserved for issuance 528,959 shares of common stock pursuant to the 2020 ESPP. As of September 30, 2020, there have been no purchases under the 2020 ESPP.

Stock Options

The following summarizes option activity under both the 2020 Plan and the 2014 Plan:

	Number of Shares underlying options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2019	4,918,299	$3.59	8.96	$51,276
Options granted	897,694	22.24
Options exercised	(447,966)	3.40
Options cancelled	(61,807)	7.78
Balance, September 30, 2020	5,306,220	$6.71	8.40	$149,351
Options vested and expected to vest as of September 30, 2020	5,306,220	$6.71	8.40	$149,351
Options vested and exercisable as of September 30, 2020	1,866,174	$3.35	7.66	$58,704

As of September 30, 2020, there was $22.6 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Units

Restricted stock primarily consists of restricted stock unit (RSU) awards which have been granted to employees. The value of an RSU award is based on the Company’s stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock. The Company has granted RSUs through the 2020 plan.

Activity under the 2020 Plan with respect to the Company’s RSUs during the nine months ended September 30, 2020 was as follows:

	Number of Shares	Weighted- average grant date fair value per share	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2019	—	$—	—	$—
Restricted stock units granted	67,260	34.50
Restricted stock units vested	—	—
Restricted stock units forfeited	—	—
Balance, September 30, 2020	67,260	$34.50	1.81	$2,341
Expected to vest as of September 30, 2020	67,260	$34.50	1.81	$2,341

As of September 30, 2020, there was $2.1 million of total unrecognized compensation cost related to restricted stock units that that is expected to be recognized over a weighted average period of 3.3 years.

Stock-Based Compensation Expense

Total stock-based compensation expense related to stock options, RSUs and employee stock purchase plan by function was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Research and development	$1,403	$435	$3,466	$941
General and administrative	1,267	419	2,788	822
Total	$2,670	$854	$6,254	$1,763

Stock-based compensation related to options granted to non-employees was $0.3 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $0.7 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively.

12.	Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net loss	$(27,221)	$(12,818)	$(73,955)	$(33,068)
Redeemable convertible preferred stock dividends- undeclared and cumulative	—	(4,247)	(2,219)	(9,987)
Net loss attributable to common stockholders	$(27,221)	$(17,065)	$(76,174)	$(43,055)
Denominator:
Weighted-average shares outstanding	65,099,432	3,186,207	51,293,687	3,209,801
Less: Weighted-average unvested restricted shares and shares subject to repurchase	(206,564)	(379,737)	(262,684)	(486,260)
Weighted-average shares used to compute net loss per share attributable to common stockholders-basic and diluted	64,892,868	2,806,470	51,031,003	2,723,541
Net loss per share attributable to common stockholders-basic and diluted	$(0.42)	$(6.08)	$(1.49)	$(15.81)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of September 30,
	2020	2019
Redeemable convertible preferred stock	—	39,600,423
Options to purchase common stock	5,306,220	4,670,745
Options early exercised subject to future vesting	181,234	424,780
Unvested restricted stock units of common stock	67,260	—
Expected shares to be purchased under ESPP	119,806	—
Total	5,674,520	44,695,948

13.	Related Party Relationships

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

Our research and development pipeline comprises RAS(ON) inhibitors that bind directly to RAS variants, which we refer to as RAS(ON) Inhibitors, and RAS companion inhibitors that target key nodes in the RAS pathway or associated pathways, which we refer to as RAS Companion Inhibitors.  Our RAS Companion Inhibitors (e.g., SHP2, mTORC1 and SOS1 inhibitors) are designed primarily for combination treatment strategies involving both our RAS(ON) Inhibitors and other pathway inhibitors.

Our most advanced product candidate is the RAS Companion Inhibitor RMC-4630, which is a potent and selective inhibitor of SHP2, a central node in the RAS signaling pathway. In collaboration with Sanofi, we are evaluating RMC-4630 in a multi-cohort Phase 1/2 clinical program. This RMC-4630 Phase 1/2 program currently consists of four active clinical trials, one of which includes two arms studying different combinations:

(1) RMC-4630-01, a Phase 1 study of RMC-4630 as monotherapy;

(2) RMC-4630-02, a Phase 1b/2 study which includes an arm studying RMC-4630 in combination with the MEK inhibitor cobimetinib (Cotellic®) and an arm studying RMC-4630 in combination with the EGFR inhibitor osimertinib (Tagrisso®);

(3) an Amgen-sponsored Phase 1b study of RMC-4630 in combination with Amgen’s KRASG12C(OFF) inhibitor, AMG 510 or sotorasib; and

(4) a Sanofi-sponsored Phase 1 study of RMC-4630 in combination with the PD-1 inhibitor pembrolizumab (Keytruda®).

We have selected a recommended Phase 2 dose and schedule for RMC-4630 monotherapy, and plan to evaluate the compound at this dose and schedule in an expansion cohort of patients with gynecologic tumors harboring NF1LOF mutations in addition to a small safety/tolerability cohort representing a broader set of histotypes and RAS pathway genotypes. We have also selected a recommended Phase 2 dose and schedule for the RMC-4630 and cobimetinib combination, and plan to further evaluate this combination at this dose and schedule in expansion cohorts of patients with colorectal cancer harboring KRASG12V or KRASG12D mutations and others drawing from a broader set of histotypes and RAS pathway genotypes.

Additionally, we have RAS Companion Inhibitor preclinical programs targeting two other key nodes in the RAS and mTOR signaling pathways: mTORC1 and SOS1. RMC-5552 is designed as a selective inhibitor of hyperactivated mTORC1 signaling in tumors. We plan to evaluate RMC-5552 as monotherapy, as well as in combination with RAS inhibitors for patients with cancers harboring RAS/mTOR signaling co-mutations. RMC-5552 is in IND-enabling development and we are on track to be IND-ready with this development candidate by the end of 2020. Our program targeting SOS1, a protein that plays a key role in converting RAS(OFF) to RAS(ON) in cells, is currently in lead optimization stage.

Our proprietary tri-complex technology platform enables a highly differentiated approach to inhibiting the active, GTP-bound form of RAS, or RAS(ON). We are developing a portfolio of compounds that we believe are the first and only RAS(ON) inhibitors to use this mechanism of action. We now have inhibitors targeting five RAS(ON) variants in lead optimization: KRASG12C/NRASG12C(ON), KRASG13C(ON), KRASG12D(ON) and KRASG12V(ON). We remain on track to nominate our first development candidate from this platform in 2020.

We have incurred net losses in each year since inception in 2014. Our net losses were $27.2 million and $74.0 million for the three and nine months ended September 30, 2020, respectively, as compared to $12.8 million and $33.1 million for the three and nine months ended September 30, 2019. As of September 30, 2020, we had an accumulated deficit of $231.3 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase in connection with our ongoing activities, as we:

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

Through September 30, 2020, we have received an aggregate of $117.3 million from Sanofi, including the upfront payment and research and development expense reimbursements.

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

In addition, we recorded $14.6 million in goodwill associated with the Warp Drive acquisition, which largely relates to the establishment of a deferred tax liability for the non-deductible IPR&D intangible assets acquired. Goodwill will not be amortized. Goodwill and IPR&D will be tested at least annually for impairment. No impairment has been recognized as of September 30, 2020.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase/ (decrease)	2020	2019	Increase/ (decrease)
	(in thousands)			(in thousands)
Revenue:
Collaboration revenue, related party	$12,661	$12,506	$155	$34,232	$37,953	$(3,721)
Total revenue	12,661	12,506	155	34,232	37,953	(3,721)
Operating expenses:
Research and development	34,871	22,962	11,909	95,246	64,265	30,981
General and administrative	5,341	3,103	2,238	15,603	8,244	7,359
Total operating expenses	40,212	26,065	14,147	110,849	72,509	38,340
Loss from operations	(27,551)	(13,559)	(13,992)	(76,617)	(34,556)	(42,061)
Other income (expense), net:
Interest income	347	766	(419)	1,986	1,571	415
Interest and other expense	(17)	(25)	8	(57)	(83)	26
Total other income (expense), net	330	741	(411)	1,929	1,488	441
Loss before income taxes	(27,221)	(12,818)	(14,403)	(74,688)	(33,068)	(41,620)
Benefit from income taxes	—	—	—	733	—	733
Net loss	$(27,221)	$(12,818)	$(14,403)	$(73,955)	$(33,068)	$(40,887)

Collaboration Revenue

Collaboration revenue, related party consists of revenue under the Sanofi Agreement. Collaboration revenue, related party increased by $0.2 million, or 1%, during the three months ended September 30, 2020 compared to the same period in 2019. The increase in collaboration revenue, related party during the three months ended September 30, 2020 was primarily due to higher research and development costs incurred by us for our SHP2 program under the Sanofi Agreement resulting from higher clinical trial costs, which were partially offset by lower manufacturing costs.

Collaboration revenue, related party decreased by $3.7 million, or 10%, during the nine months ended September 30, 2020 compared to the same period in 2019. The decrease in collaboration revenue, related party during the nine months ended September 30, 2020 was primarily due to lower research and development costs incurred by us for our SHP2 program under the Sanofi Agreement resulting from lower manufacturing costs, which were partially offset by higher clinical trial costs. During the nine months ended September 30, 2019, we incurred upfront manufacturing costs related to the supply of RMC-4630 for our clinical trials.

Research and Development Expenses

Research and development expenses increased by $11.9 million, or 52%, during the three months ended September 30, 2020 compared to the same period in 2019. The increase in research and development expenses during the three months ended September 30, 2020 was primarily due to a $8.7 million increase in third party costs for our preclinical research portfolio, primarily driven by higher chemistry contract research organization, material sourcing and manufacturing costs for our pre-clinical activities; a $1.3 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; and a $1.0 million increase in stock-based compensation.

Research and development expenses increased by $31.0 million, or 48%, during the nine months ended September 30, 2020 compared to the same period in 2019. The increase in research and development expenses during the nine months ended September 30, 2020 was primarily due to a $28.8 million increase in third party costs for our preclinical research portfolio, primarily driven by higher chemistry contract research organization, material sourcing and manufacturing costs for our pre-clinical activities; a $3.3 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $2.5 million increase in stock-based compensation; offset by a decrease of $3.3 million in third-party expenses for our SHP2 program resulting from lower manufacturing costs as we incurred upfront manufacturing costs related to the supply of RMC-4630 for our clinical trials during the nine months ended September 30, 2019.

General and Administrative Expenses

General and administrative expenses increased by $2.2 million, or 72%, during the three months ended September 30, 2020 compared to the same period in 2019. The increase in general and administrative expenses during the three months ended September 30, 2020 was primarily due to an increase of $0.8 million in insurance costs as a result of becoming a public company; an increase of $0.8 million in stock-based compensation expense; and an increase of $0.3 million in salaries and other employee-related expenses due to increased headcount.

General and administrative expenses increased by $7.4 million, or 89%, during the nine months ended September 30, 2020 compared to the same period in 2019. The increase in general and administrative expenses during the nine months ended September 30, 2020 was primarily due to an increase of $2.0 million in insurance costs as a result of becoming a public company; an increase of $2.0 million in stock-based compensation expense; an increase of $1.2 million in salaries and other employee-related expenses due to increased headcount; and an increase of $0.8 million in legal and accounting expenses.

Interest Income

Interest income decreased by $0.4 million during the three months ended September 30, 2020 compared to the same period in 2019 due to lower interest rates and increased by $0.4 million during the nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to interest income earned from higher average investment balances resulting from the net proceeds from our Series C preferred stock financing in 2019, IPO in February 2020 and follow-on public offering in July 2020.

Interest and Other Expense

Interest and other expense was less than $0.1 million for the three months and nine months ended September 30, 2020 and 2019, respectively.

Benefit from Income Taxes

Benefit from income taxes was zero and $0.7 million for the three months and nine months ended September 30, 2020 and relates to a reduction in the effective state tax rate and the resulting impact on the deferred tax liabilities from the Warp Drive acquisition. There was no benefit from income taxes for the three months and nine months ended September 30, 2019.

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

In July 2020, we issued and sold 6,900,000 shares of our common stock in an underwritten public offering at a price of $26.00 per share (including the exercise in full by the underwriters of their option to purchase an additional 900,000 shares of our common stock) for net proceeds of $167.8 million, after deducting underwriting discounts and commissions of $10.8 million and offering expenses of $0.8 million.

Our operations have been financed primarily by our public offerings of common stock, net proceeds of $230.6 million from the issuance of our preferred stock and $117.3 million received under the Sanofi Agreement for upfront payments and for research and development cost reimbursement.

As of September 30, 2020, we had $466.1 million in cash, cash equivalents and marketable securities.

As of September 30, 2020, we had an accumulated deficit of $231.3 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our product candidates and our pre-clinical research portfolio, and to a lesser extent, general and administrative expenditures. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue to advance our product candidates and pre-clinical research portfolio.

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

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by (used in) provided by:
Operating activities	$(75,030)	$(37,964)
Investing activities	(297,179)	(109,990)
Financing activities	421,291	100,192
Net change in cash and cash equivalents	$49,082	$(47,762)

Cash Used in Operating Activities

During the nine months ended September 30, 2020, cash used in operating activities of $75.0 million was attributable to a net loss of $74.0 million and a net change of $12.6 million in our operating assets and liabilities, partially offset by a net change of $11.5 million in non-cash charges. The non-cash charges primarily consisted of stock-based compensation expense of $6.3 million, depreciation and amortization of $2.7 million, and amortization of operating lease right-of-use asset of $2.1 million. The change in operating assets and liabilities was primarily due to a $9.0 million decrease in deferred revenue associated with the Sanofi Agreement and $2.1 million increase in prepaid expenses and other current assets primarily resulting from the timing of prepayments made for research and development activities and insurance.

During the nine months ended September 30, 2019, cash used in operating activities of $38.0 million was attributable to a net loss of $33.1 million and a net change of $9.5 million in our operating assets and liabilities, partially offset by a net change of $4.6 million in non-cash charges. The non-cash charges consisted of depreciation and amortization of $2.5 million, stock-based compensation expense of $1.8 million, and a loss on disposal of held for sale of $0.6 million, offset by accretion of marketable securities of $0.3 million. The change in operating assets and liabilities was primarily due to a $10.1 million decrease in deferred revenue associated with the Sanofi Agreement, a $1.9 million increase in prepaid expenses and other current assets resulting from the timing of prepayments made for research and development activities, a $1.6 million increase in receivables from a related party resulting from the Sanofi Agreement, a $1.3 million increase in other noncurrent assets, offset by a $5.7 million increase in accounts payable and accrued liabilities primarily resulting from increases in spend for research and development.

Cash Used in Investing Activities

During the nine months ended September 30, 2020, cash used in investing activities of $297.2 million, was primarily comprised of purchases of marketable securities of $499.3 million and purchases of property and equipment of $1.8 million, partially offset by cash provided by maturities of marketable securities of $200.8 million and sale of marketable securities of $3.0 million.

During the nine months ended September 30, 2019 cash used in investing activities of $110.0 million was primarily comprised of purchases of marketable securities of $143.7 million and purchases of property and equipment of $2.1 million, offset by maturities of marketable securities of $29.6 million and proceeds from sale of held-for-sale assets of $6.0 million.

Cash Provided by Financing Activities

During the nine months ended September 30, 2020, cash provided by financing activities of $421.3 million was comprised $420.1 million in net proceeds from the issuance of common stock related to our IPO in February 2020 and follow-on public offering in July 2020 and $1.2 million in proceeds from the issuance of common stock upon the exercise of stock options.

During the nine months ended September 30, 2019, cash provided by financing activities of $100.2 million was comprised of $100.0 million in net cash proceeds received from the issuance of our Series C redeemable convertible preferred stock and $0.2 million in proceeds from the issuance of common stock upon the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our commitments and contractual obligations as of September 30, 2020:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$47,619	$4,256	$9,545	$8,505	$25,313
Finance lease obligations	64	64	—	—	—
Total contractual obligations	$47,683	$4,320	$9,545	$8,505	$25,313

Our contractual obligations reflect our minimum payments due for office and laboratory space leases in Redwood City, California and Cambridge, Massachusetts, which are our operating leases, and our equipment leases, which are our financing leases.

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

As part of the Warp Drive acquisition, we assumed Warp Drive’s office and laboratory space lease in Cambridge, which ends in February 2023. In March 2019, we fully subleased the Cambridge lease to Casma Therapeutics, Inc., or Casma, on financial terms substantially the same as the original lease. The amounts reflected in the table above include the Company’s lease payments for the Cambridge lease, but do not reflect any offset for the sublease payments we are entitled to receive from Casma. The sublease by Casma and related sublease payments by Casma to us are fully guaranteed by Third Rock Ventures, LLC.

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

We held cash, cash equivalents and marketable securities of $466.1 million and $122.8 million as of September 30, 2020 and December 31, 2019, respectively, which consisted of bank deposits, money market funds, U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, an immediate one percent change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

The principal risks and uncertainties affecting our business include the following:

•	The COVID-19 pandemic, or other epidemic and pandemic diseases or the perception of their effects, could significantly disrupt our business.
•

We are a clinical-stage precision oncology company with a limited operating history and no products approved for commercial sale. We have incurred significant losses since inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability, which, together with our limited operating history, makes it difficult to assess our future viability.

•	We have never generated revenue from product sales and may never be profitable.
•

We will require substantial additional financing to achieve our goals, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

•

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

•

Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize our product candidates on a timely basis or at all, which would have an adverse effect on our business.

•

Historically, direct inhibition of any RAS protein has been challenging due to a lack of tractable, or “druggable,” binding pockets and we are not aware of any programs in clinical development that have successfully targeted any RAS(ON) protein. Given this approach is unproven, it may not be successful.

•	The results of preclinical studies and early-stage clinical trials may not be predictive of future results.
•	If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise be adversely affected.
•

We are dependent on our collaboration with Sanofi for the development of RMC-4630 and may depend on Sanofi for the development and commercialization of any other future SHP2 inhibitor product candidates. Under certain circumstances, Sanofi may unilaterally terminate the collaboration for convenience, which would materially and adversely affect our business.

•	We are currently developing and may in the future, develop RMC-4630 and other product candidates in combination with other therapies, which exposes us to additional risks.
•

We face significant competition, and if our competitors develop and market products that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.

•

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

As a result of the COVID-19 pandemic, the state of California, where our corporate offices are located, and many counties where our offices are located or our employees reside, have issued and may in the future issue orders for all residents to remain at home, except as needed for essential activities, and have placed restrictions on the scope and conduct of business activities. As a result, we have implemented work from home policies for a majority of our employees that may continue for an indefinite period. We have taken steps to ensure the safety of our patients and employees, while working to ensure the sustainability of our business operations as this unprecedented situation continues to evolve. We continue to evaluate the impact of COVID-19 on the healthcare system and work with healthcare providers supporting our clinical studies to mitigate risk to patients while taking into account regulatory, institutional, and government guidance and policies.

Our clinical trial sites for our RMC-4630 clinical studies may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel, quarantine or other restrictions imposed by governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. We are aware that several clinical sites involved in our RMC-4630 clinical studies temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future. These developments may delay our clinical trial timelines. Although we are currently not aware of any material impacts on our supply chain of our current or potential product candidates as a result of the COVID-19 pandemic, some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests and clinical trials and contract research organizations that we may utilize may be impacted by COVID-19, and should they experience continued disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing clinical trials. Furthermore, the spread of the virus may affect the operations of key governmental agencies, such as the FDA, which may delay the development of our product candidates. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver components or raw materials on a timely basis or at all. Such events may result in a period of business disruption, and in reduced operations, or doctors and medical providers may be unwilling to participate in our clinical trials.

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

Since inception, we have incurred significant net losses. Our net losses were $47.7 million, $41.8 million, and $31.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our net loss was $27.2 million and $74.0 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, we had an accumulated deficit of $231.3 million. We have funded our operations to date primarily with proceeds from the sale of common stock and preferred stock and upfront payments and research and development cost reimbursement received under our collaboration agreement with Genzyme Corporation, an affiliate of Sanofi, or the Sanofi Agreement. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Our operations have consumed substantial amounts of cash since inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial preclinical and clinical product candidates. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of September 30, 2020, we had cash, cash equivalents and marketable securities of $466.1 million. In February 2020, we raised $250.7 million upon the completion of our initial public offering, or IPO, net of underwriting discounts and commissions and offering expenses. In July 2020, we raised $167.8 million upon the completion of a follow-on public offering, net of underwriting discounts and commissions and offering expenses. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we are able to gain marketing approval for product candidates that we develop, including RMC-4630, we will require significant additional amounts of cash in order to launch and commercialize our product candidates to the extent that their launch and commercialization are not the responsibility of Sanofi or another collaborator that we may contract with in the future. In addition, other unanticipated costs may arise. Because the design and outcome of our current, planned and potential future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

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

The success of our current and future product candidates will depend on several factors, including the following:

•	successful completion of clinical trials and preclinical studies;
•	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•	acceptance of investigational new drug applications, or INDs, for our planned clinical trials or future clinical trials;
•	successful enrollment and completion of clinical trials, particularly where competitors may also be recruiting patients;
•	data from our clinical programs that supports an acceptable risk-benefit profile of our product candidates in the intended populations;
•	receipt and maintenance of marketing approvals from applicable regulatory authorities;
•	establishing agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if one of our product candidates is approved;
•	entry into collaborations to further the development of our product candidates;
•	obtaining and maintaining our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	enforcing and defending intellectual property rights and claims;
•	obtaining and maintaining regulatory exclusivity for our product candidates;
•	successfully launching commercial sales of our product candidates, if approved;
•	acceptance of the product candidate’s benefits and uses, if approved, by patients, the medical community and third-party payors;
•	the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates following approval;
•	effectively competing with other therapies; and
•	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors.

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

In order to obtain approval from the FDA or comparable foreign authorities to market a new small molecule product, we must demonstrate proof of safety and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned INDs in the United States. We only have one product candidate in clinical development and the rest of our programs are in preclinical research or development. We cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA or foreign authorities will accept our proposed clinical programs or if the outcome of our preclinical studies will ultimately support further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing additional clinical trials to begin.

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

We enlist various technologies and capabilities that give us chemical access to challenging sites on target proteins that generally are not accessible using conventional small molecule drug discovery approaches. For each target, we consider the specific structural, physico-chemical, functional and dynamic properties of the target and deploy the approach or approaches that appear most likely to yield viable development candidates. The “Rule of 5” is a set of criteria used in pharmaceutical drug development to determine whether chemical compounds have certain physico-chemical properties that make them likely to be orally active drugs in humans. In some instances, the compounds we discover and develop are traditional small molecules (i.e. less than 500 daltons) with properties that generally satisfy conventional pharmaceutical “Rule of 5” criteria, while in other cases, they are larger (i.e. more than 500 daltons) “Beyond Rule of 5”, or BRo5, compounds that do not satisfy these criteria. For example, our mTORC1 program and our RAS(ON) Inhibitors each include pursuit of BRo5 compounds.

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

These and other risks related to our research and development of BRo5 small molecules may result in delays in development, an increase in development costs and/or the failure to develop any BRo5 small molecule to approval. As a result, our competitors may develop products more rapidly and cost effectively than we do if they are able to target the same indications as our product candidates using conventional small molecules. In particular, competitors may develop and commercialize a product that competes with a RAS(ON) Inhibitor product candidate we may develop, as some of our competitors in this area are pursuing conventional small molecules directed to other forms of RAS, such as RAS(OFF), and are further along in development than we currently are.

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

Our clinical trial sites may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. We are aware that several clinical sites involved in our RMC-4630 clinical studies temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future. These developments may delay our clinical trial timelines. Some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct clinical trials and contract research organizations that we may utilize may be impacted by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these trials.

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

Historically, direct inhibition of any RAS protein has been challenging due to a lack of tractable, or “druggable,” binding pockets. Our tri-complex technology has enabled us to develop potent, cell-active inhibitors of multiple mutant RAS(ON) proteins. We are not aware of any programs in clinical development that have successfully targeted any RAS(ON) protein. We cannot be certain that our approach will lead to the development of approvable or marketable products, alone or in combination with other therapies.

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

From time to time, we may disclose interim data from our clinical trials. For example, we have reported interim Phase 1 clinical data for RMC-4630 as a single agent and interim Phase 1b/2 clinical data for RMC-4630 in combination with the MEK inhibitor cobimetinib. In each case, this interim data included limited number of patients and time of exposure to the study drug. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more data on existing patients become available. Our clinical trial program is ongoing, and the final results may be materially different from what we previously reported.

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

Our clinical trial sites for our RMC-4630 clinical studies may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. We are aware that several clinical sites involved in our RMC-4630 clinical studies temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future. These developments may delay our clinical trial timelines. Some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct clinical trials and contract research organizations that we may utilize may be impacted by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these trials.

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

For example, the safety data we have released in 2020 for both our RMC-4630-01 and RMC-4630-02 trials included both serious adverse events, or SAEs, and other adverse events, or AEs.

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

Furthermore, certain of our product candidates, such as RMC-4630, are currently being, and may in the future be, co-administered with approved or experimental therapies, such as Roche’s cobimetinib, Amgen’s sotorasib, Merck’s PD-1 inhibitor, pembrolizumab, AstraZeneca’s EGFR inhibitor, osimertinib, Lilly’s ERK inhibitor, LY-3214996, which is the subject of a potential investigator sponsored trial with the Netherlands Cancer Institute, or an emerging asset targeting KRASG12C from AstraZeneca’s portfolio. These combinations may have additional side effects. The uncertainty resulting from the use of our product candidates in combination with other therapies may make it difficult to accurately predict side effects in future clinical trials.

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

We are currently developing and may in the future, develop RMC-4630 and other product candidates in combination with other therapies, which exposes us to additional risks.

We are developing RMC-4630 in combination with Roche’s cobimetinib and Merck’s pembrolizumab, and AstraZeneca’s osimertinib, and may in the future, develop RMC-4630 and other product candidates in combination with one or more currently approved cancer therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

We may also evaluate RMC-4630 or any other current or future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States or with approved cancer therapies at an unapproved dose and/or schedule, and/or with approved cancer therapies in unapproved indications. For example, we are currently evaluating or planning to evaluate RMC-4630 in combination with Amgen’s AMG 510, Lilly’s ERK inhibitor, LY-3214996, and an emerging asset targeting KRASG12C from AstraZeneca’s portfolio. We will not be able to market and sell RMC-4630, or any product candidate we develop in combination with any such cancer therapies, outside existing approved labels that do not ultimately obtain marketing approval.

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

There are several programs in development targeting SHP2, including those clinical programs run by Novartis AG, Jacobio Pharmaceuticals Co. Ltd./AbbVie Inc., Relay Therapeutics Inc., and BridgeBio. There are several RAS pathway mutations programs, including those directed at KRASG12C and KRASG12D mutations, including clinical programs directed at KRASG12C being conducted by Amgen Inc., Mirati Therapeutics, Inc. and Genentech. Other clinical programs directed at mutant RAS or targets in the RAS pathway include those being conducted by Merck & Co./Moderna Therapeutics, Gilead Sciences, Inc., and Boehringer Ingelheim.

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

We have limited technical, managerial and financial resources to determine which of our lead generation stage RAS(ON) Inhibitors should be advanced into further preclinical development, initial clinical trials, later-stage clinical development and potential commercialization. We have inhibitors covering five mutant RAS(ON) targets in lead optimization: KRASG12C, NRASG12C, KRASG13C, KRASG12D and KRASG12V. In selecting a development candidate, we may make incorrect determinations. Our decisions to allocate our research and development, management and financial resources toward particular development candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate development programs may also be incorrect and could cause us to miss valuable opportunities.

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

Although we intend to design the clinical trials for our product candidates, or be involved in the design when other parties sponsor the trials, third parties conduct all of the clinical trials. For example, Amgen is conducting the Phase 1b trial evaluating the combination of RMC-4630 and sotorasib and Sanofi is conducting the Phase 1 trial evaluating the combination of RMC-4630 and pembrolizumab. In addition, in March 2020, the Pancreatic Cancer Collective (a strategic partnership between Lustgarten Foundation and Stand Up To Cancer) announced that it had awarded funding to the Netherlands Cancer Institute for its study using RMC-4630 in combination with an investigational ERK inhibitor (LY3214996) in patients with pancreatic cancer. We plan to provide RMC-4630 to support this investigator sponsored study. In October 2020, we entered into a clinical collaboration to study RMC-4630 in combination with an emerging asset targeting KRASG12C from AstraZeneca’s portfolio. Under the agreement, AstraZeneca will sponsor and conduct this combination study and we will provide clinical supply of RMC-4630. As a result, many important aspects of our clinical development, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

Our clinical trial sites for our RMC-4630 clinical studies may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. We are aware that several clinical sites involved in our RMC-4630 clinical studies temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future. These developments may delay our clinical trial timelines. Some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct clinical trials and contract research organizations that we may utilize may be impacted by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these trials.

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

Some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct clinical trials are located in may be affected by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these trials.

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

As of September 30, 2020, we had 117 full-time employees, including 96 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we operate as a public company, we expect to need additional managerial, research and development, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of September 30, 2020, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 37% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

As of September 30, 2020, 10.8 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from the Sale of Registered Securities

In February 2020, our registration statement on Form S-1 (File No. 333-235968) relating to our IPO of shares of common stock became effective. The IPO closed on February 18, 2020 at which time we issued 16,100,000 shares of common stock (including the exercise in full by the underwriters of their option to purchase an additional 2,100,000 shares of common stock) at a public offering price of $17.00 per share. We received net proceeds from the IPO of approximately $250.7 million, after deducting the underwriting discounts and commissions of $19.2 million and expenses of $3.8 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates. J.P. Morgan Securities LLC, Cowen and Company, LLC, SVB Leerink LLC and Guggenheim Securities, LLC acted as joint book-running managers for the offering.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on February 13, 2020, pursuant to Rule 424(b)(4). We invested the funds received in interest-bearing, investment-grade securities consisting of government securities, corporate bonds, and commercial paper.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the three-month period ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Repurchased Under the Plans or Programs
July 1, 2020 to July 31, 2020	2,398	$0.49	—	—
August 1, 2020 to August 31, 2020	4,008	0.59	—	—
September 1, 2020 to September 30, 2020	—	—	—	—
Total	6,406	$0.55	—	—

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

Revolution Medicines, Inc.

Date: November 12, 2020	By:	/s/ Mark A. Goldsmith
Mark A. Goldsmith, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Revolution Medicines, Inc.

Date: November 12, 2020	By:	/s/ Jack Anders
Jack Anders
Vice President, Finance and Principal Accounting Officer (Principal Financial and Accounting Officer)