Form 10-K
period 2020-12-31
Revolution Medicines, Inc.
filed 2021-03-02
CIK 1628171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐NO ☒

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,106,856,260, based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Select Market on June 30, 2020 of $31.57 per share.

The number of shares of the Registrant’s Common Stock outstanding on the Nasdaq Global Select Market as of February 24, 2021 was 73,383,206.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the registrant’s 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2020.

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

We have based these forward-looking statements largely on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein until after we distribute this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.

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

Summary of Material Risks Associated with Our Business

The principal risks and uncertainties affecting our business include the following:

•	The COVID-19 pandemic, or other epidemic and pandemic diseases or governmental or other actions taken in response to them, could significantly disrupt our business.
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

•	We are currently developing and may, in the future, develop RMC-4630 and other product candidates in combination with other therapies, which exposes us to additional risks.
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

The summary risk factors described above should be read together with the text of the full risk factors below in the section entitled “Risk Factors” and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

PART I

Item 1. Business.

Overview

We are a clinical-stage precision oncology company focused on developing targeted therapies to inhibit frontier targets in RAS-addicted cancers. We possess sophisticated structure-based drug discovery capabilities built upon deep chemical biology and cancer pharmacology know-how and innovative, proprietary technologies that enable the creation of small molecules tailored to unconventional binding sites. Our understanding of genetic drivers and adaptive resistance mechanisms in cancer, coupled with robust drug discovery and medicinal chemistry capabilities, has guided us to establish a deep pipeline targeting critical signaling nodes within the RAS pathway and associated pathways. This cohesive approach underpins our clinical strategy of exploring mechanism-based dosing paradigms and in-pathway combinations to optimize treatment for cancer patients.

Our research and development pipeline comprises RAS(ON) inhibitors that bind directly to RAS variants, which we refer to as RAS(ON) Inhibitors, and RAS companion inhibitors that target key nodes in the RAS pathway or associated pathways, which we refer to as RAS Companion Inhibitors. Our RAS Companion Inhibitors (e.g., SHP2, mTORC1 and SOS1 inhibitors) are designed primarily for combination treatment strategies involving one or more therapeutic agents, which may include our RAS(ON) Inhibitors or other pathway inhibitors.

Our most advanced product candidate is the RAS Companion Inhibitor RMC-4630, designed as a potent and selective inhibitor of SHP2, a central node in the RAS signaling pathway. In collaboration with Sanofi, we are evaluating RMC-4630 in a multi-cohort Phase 1/2 clinical program. This RMC-4630 Phase 1/2 program currently consists of four active clinical trials, one of which includes two arms studying different combinations:

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

We have selected a recommended Phase 2 dose and schedule for RMC-4630 monotherapy (200 mg on a Day 1/Day 2 (D1D2)) weekly schedule, and are evaluating this compound at this dose and schedule in an expansion cohort of patients with gynecologic tumors harboring NF1LOF mutations in addition to a small safety and tolerability cohort representing a broader set of histotypes and RAS pathway genotypes. We have also selected a recommended Phase 2 dose and schedule for the RMC-4630 and cobimetinib combination (RMC-4630 140 mg and cobimetinib 40 mg administered on a D1D2 weekly schedule), and are evaluating this combination at this dose and schedule in expansion cohorts of patients with colorectal cancer harboring KRASG12V or KRASG12D mutations and others drawing from a broader set of histotypes and RAS pathway genotypes.

Our RAS Companion Inhibitor RMC-5552 is designed as a selective inhibitor of hyperactivated mTORC1 signaling in tumors. We plan to evaluate RMC-5552 as a monotherapy, as well as in combination with RAS inhibitors for patients with cancers harboring a RAS mutation and co-occurring mutations in the mTOR signaling pathway. We submitted an Investigational New Drug Application, or IND, to the U.S. Food and Drug Administration, or FDA, for RMC-5552, and the associated clinical study has been authorized to proceed. We plan to study this candidate first as a monotherapy.

Our RAS Companion Inhibitor RMC-5845 targets SOS1, a protein that plays a key role in converting RAS(OFF) to RAS(ON) in cells. RMC-5845 is in the IND-enabling stage of preclinical development and is intended for select combination therapies for certain genetically-defined tumors.

Our RAS(ON) Inhibitors are based on our proprietary tri-complex technology platform, which enables a highly differentiated approach to inhibiting the active, GTP-bound form of RAS, or RAS(ON). We are developing a portfolio of compounds that we believe are the first and only RAS(ON) inhibitors to use this mechanism of action. RMC-6291, our inhibitor targeting KRASG12C/NRASG12C(ON), and RMC-6236, our inhibitor of multiple RAS variants, which we refer to as RASMULTI(ON), are each in IND-enabling preclinical development. In addition, we have inhibitors targeting KRASG13C(ON) and KRASG12D(ON) in the lead optimization stage of preclinical development.

Our strategy

Our goal is to develop novel targeted therapies to outsmart cancer for the benefit of patients. We plan to pursue the following strategies:

RAS(ON) Inhibitors

•

Establish tri-complex inhibition of RAS(ON) as a first-in-class therapeutic modality. There are dozens of RAS variants that have been implicated as molecular drivers of cancer. We are developing a portfolio of small molecules designed to target multiple oncogenic forms of RAS(ON) that are derived from our proprietary tri-complex technology platform. We believe that targeted inhibition of oncogenic RAS(ON) variants represents a highly differentiated approach for treating the large population of patients with diverse RAS mutations, including non-small cell lung cancer, or NSCLC, colorectal, pancreatic and other cancers.

Initially, we intend to advance our first two RAS(ON) development candidates into clinical development. We are conducting IND-enabling studies of RMC-6291, a mutant-selective inhibitor of KRASG12C(ON) and NRASG12C(ON), and RMC-6236, a RAS-selective inhibitor of multiple RAS(ON) variants. We may evaluate RMC-6291 and RMC-6236 or other RAS(ON) development candidates both as monotherapies or in combination with other drugs and investigational new drugs, particularly in-pathway agents and immunotherapies.

•

Deploy our innovation engine against additional frontier targets. In parallel with the IND-enabling development of RMC-6291 and RMC-6236, we are currently focusing on optimization of mutant-selective tri-complex inhibitors of additional targets including KRASG12D(ON) and KRASG13C(ON). While RMC-6236 has demonstrated preclinical activity in models of KRASG12D and KRASG13C-driven cancers, discovery and development of mutant-selective inhibitors of these targets may help to maximize clinical benefit for patients with cancers bearing these RAS variants.

RAS Companion Inhibitors

•

Establish our proprietary SHP2 inhibitor, RMC-4630, as the backbone of targeted therapy combinations for the treatment of RAS-dependent tumors. RMC-4630 is an allosteric inhibitor of SHP2, a convergent node within the oncogenic RAS-signaling pathway. We are evaluating RMC-4630 as both a monotherapy and as a backbone of combination therapies designed to maximize clinical benefit by combatting drug resistance pathways that depend on SHP2. In the future, we may leverage our complementary pipeline of RAS(ON) and RAS Companion Inhibitors by evaluating RMC-4630 in combination with certain RAS(ON) inhibitors, which could include RMC-6291 or RMC-6236.

•

Demonstrate clinical utility of our RAS Companion Inhibitors targeting mTORC1/4EBP1 (RMC-5552) and SOS1 (RMC-5845) through precision oncology. RMC-5552 is designed as a potent, selective inhibitor of mTORC1/4EBP1 that we expect to evaluate in a clinical trial beginning as a monotherapy in the first of half 2021. In initial clinical trials, we plan to test RMC-5552 both as a monotherapy in patients with cancers harboring genotypes linked to hyperactivated mTORC1 signaling, and as a combination partner for RAS inhibitors in patients with cancers harboring one or more RAS mutations and co-occurring mutations in the mTOR signaling pathway. RMC-5845 is designed as a potent, selective inhibitor of SOS1 that is in the IND-enabling stage of preclinical development. We plan to evaluate RMC-5845 in select combination therapies for certain genetically-defined tumors.

Corporate

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

Our opportunity: multiple large unmet needs in RAS-addicted cancers

RAS mutant epidemiology in the United States

Variants in RAS proteins account for approximately 30% of all human cancers in the United States, many of which are fatal. Diverse oncogenic RAS variants in three different RAS isoforms (KRAS, NRAS and HRAS) drive distinct human cancers. Figure 1 below summarizes the estimated new RAS-addicted cancers diagnosed each year in the US organized into convenience groups based on tumor genetics. Based on these data, we believe there are an estimated 230,000 new cancers diagnosed per year that could potentially be addressed by RAS inhibitors in the US alone.

Figure 1.

(1)

HRASX = all HRAS mutants; NRASQ61X X = H, K, L, R, P; RASWT = NF1LOF, RASWTamp, BRAFclass3 and PTPN11MUT; KRASX X = G12A, G12R, G12S and A146T; KRASQ61X X = H, K, L; RASG12C includes KRASG12C and NRASG12C.

(2)

Calculated using tumor mutation frequencies from Foundation Medicine Insights August 2020 and scaled to estimated patient numbers using cancer incidence from ACS Cancer Facts and Figures 2020. Includes 12 major types: non-small cell lung cancer, colorectal, pancreatic adenocarcinoma, renal, gastroesophageal, head and neck squamous cell, ovarian and biliary cancers, acute myeloid leukemia, and advanced melanoma, bladder and uterine/endometrial cancers causing mortality.

(3)	Estimated worldwide annual incidence of RAS-mutated cancers is 3.4 million per year. Prior et al., Cancer Research 2020.

Our innovation engine

We have built an innovation engine that enables us to discover and develop novel targeted therapies for elusive high-value frontier cancer targets with particular focus on a cohesive set of disease targets within notorious growth and survival pathways. This engine is centered around our proprietary tri-complex platform and is bolstered by three complementary pillars:

•

Deep chemical biology and cancer pharmacology know-how, including assays and proprietary tool compounds, to define the critical vulnerabilities of “frontier” RAS and mTOR pathway targets and associated signaling circuits in cancer cells;

•

Sophisticated structure-based drug discovery capabilities, including proven access to complex chemical space, to create drug candidates tailored to unconventional binding sites on elusive cancer targets; and

•

Astute precision medicine approach, embracing patient selection and innovative single agent and combination drug regimens, to translate our preclinical insights into clinical benefit for patients with RAS-addicted cancers.

Our Tri-complex platform

Our proprietary tri-complex technology enables us to discover small molecule inhibitors of targets lacking intrinsic drug binding sites by inducing new druggable pockets. This occurs through small molecule-driven formation of a high affinity ternary complex (tri-complex) between the target protein, the small molecule, and a widely expressed cytosolic protein called a chaperone (e.g., FKPB12 or cyclophilin A). This platform technology is the foundation of our RAS(ON) Inhibitor programs. In this context, the inhibitory effect of tri-complex formation on the RAS(ON) target is mediated by steric occlusion of the site where RAS(ON) binds its downstream effector molecules, such as RAF, which are required for propagating the oncogenic signal. Thus, tri-complex formation with RAS(ON) targets disrupts RAS effector binding and terminates oncogenic signaling. Our RAS(ON) tri-complex inhibitors, which are inspired by natural products, are “Beyond Rule of 5” compounds.

Pipeline

Our pipeline is summarized below:

(1)	Entry into Lead Optimization stage requires drug-like molecules exhibiting preclinical in vivo activity.
(2)	RMC-6291 inhibits both KRASG12C(ON) and NRASG12C(ON).
(3)	Expansion of the RMC-4630 + cobimetinib portion of RMC-4630-02 study at the recommended Phase 2 dose and schedule represents Phase 2 in this chart.
(4)	Study site initiations underway.

RAS(ON) Inhibitors

Overview

Our RAS(ON) Inhibitors are based on our proprietary tri-complex technology platform, which enables a highly differentiated approach to inhibiting the active, GTP-bound form of RAS, or RAS(ON). We are developing a portfolio of compounds that we believe are the first and only RAS(ON) inhibitors to use this mechanism of action. Our RAS(ON) compounds, RMC-6291 and RMC-6236, are in the IND-enabling stage of preclinical development as KRASG12C(ON)/NRASG12C (ON) and RASMULTI(ON) inhibitors, respectively. These inhibitors have exhibited anti-tumor activity in vivo in preclinical models. We believe that direct inhibitors of RAS(ON) will suppress cell growth and survival and be less susceptible to adaptive resistance mechanisms recognized for RAS(OFF) inhibitors. We plan to evaluate our RAS(ON) Inhibitors alone and in combination with other drugs and investigational new drugs, particularly in-pathway agents. We also plan to nominate a third RAS(ON) Inhibitor as a development candidate in the second half of 2021.

We believe tailored RAS(ON) inhibitors will be necessary in order to serve the diverse landscape of RAS-driven cancers. For some RAS variants like KRASG13C and KRASG12D, we are pursuing additional RAS mutant-selective inhibitors in parallel with the IND-enabling development of RMC-6291 and RMC-6236. For variants like KRASG12V and KRASG12A, we believe discovery of a mutant-selective inhibitor is unlikely, and we plan to focus on optimizing therapeutic regimens for cancers bearing these mutations using our RASMULTI(ON) inhibitor.

RMC-6291

RMC-6291, our first mutant-selective RAS(ON) inhibitor development candidate, is in the IND-enabling stage of preclinical development and we currently plan to submit an IND for this drug candidate in the first half of 2022. RMC-6291 is designed as a first-in-class, potent, oral and selective tri-complex inhibitor of KRASG12C/NRASG12C(ON). It exhibits subnanomolar potency for suppressing RAS pathway signaling and growth of KRASG12C-bearing cancer cells and is engineered to be highly selective for KRASG12C/NRASG12C over wild type RAS and other cellular targets. We believe that, in conjunction with its drug-like properties including oral bioavailability across multiple species, the results from our preclinical studies to date evaluating RMC-6291 support advancement to clinical development.

We believe that RMC-6291 is differentiated by its mechanism of inhibiting the KRASG12C(ON) form. KRASG12C(OFF) inhibitors have been shown to disrupt RAS-RAF signaling by binding to and sequestering the RAS(OFF) form; their activity is dictated by availability of the KRASG12C(OFF) target, which is inherently limited by the turnover rate of RAS(ON) to RAS(OFF) forms. In contrast, consistent with its direct effect on KRASG12C(ON) proteins, disruption of RAS-RAF interaction was observed to be nearly instantaneous in cells exposed to RMC-6291 (Figure 2).

Figure 2. RMC-6291 drove immediate termination of RAS signaling in tumor cell line.

Cellular characterization of the disruption of interaction between KRASG12C and the RAS binding domain, or RBD, of CRAF by KRASG12C(OFF) inhibitors AMG 510 and MRTX849, and the KRASG12C(ON) inhibitor RMC-6291. An engineered NanoBRET system was used in U2OS cells with a nanoluciferase-KRASG12C fusion and HaloTag-CRAF RBD fusion labeled with Halo618. 100% interaction is defined by the BRET signal before addition of inhibitors. Results of a single experiment are shown, and are representative of results from three independent experiments.

Oral administration of RMC-6291 produced deep and durable suppression of RAS pathway activity in KRASG12C tumor models and drove profound tumor regressions in vivo at well-tolerated doses. Across multiple tumor xenograft models, we observed that RMC-6291 at equivalent, and sometimes lower, doses outperformed selected KRASG12C(OFF) inhibitors by driving deeper and more durable anti-tumor effects (Figures 3-4).

Figure 3. RMC-6291 caused deep regressions in preclinical xenograft model of tumors harboring KRASG12C.

Anti-tumor activity of RMC-6291 in non-small cell lung cancer cell line-derived (NCI-H358, KRASG12C) xenograft model in mice. Data represent (left) individual end of treatment responses, with tumor volume expressed as a percentage of initial tumor volume at time of study start (truncated at 300%) and (right) time to post-treatment tumor re-growth expressed as the percent of tumors in each group with tumor volumes less than 200 mm3 over time, as measured by number of days post-implant. Number of mice per group = 10. In (left) each animal is represented as a separate bar. Numbers indicate number of complete regressions (CR, defined as ≥ 80% reduction in tumor volume from initial volume) in each group. po = per os (oral administration) and qd = daily.

Figure 4. RMC-6291 caused regressions in patient-derived xenograft model of tumors harboring KRASG12C.

LUN092 PDX (NSCLC, $KRAS^{G12C/WT}$)

Control
RMC-6291 100 mg/kg po qd
MRTX849 100 mg/kg po qd
n = 10/group
***p < 0.0001, One-way ANOVA
Mean Tumor Volume (mm³)
1500
1000
500
0
***
0
10
20
30
Days on study
Treatment Day 28 responses
% Change in Tumor Volume
300
200
100
0
-50
-100
6/10 R
9/10 R
% Body Weight Change
20
10
0
-10
-20
0
10
20
30
Days on study

Anti-tumor activity of RMC-6291 in non-small cell lung cancer patient-derived (LUN092, KRASG12C) xenograft model in mice. Data represent (upper left) mean tumor volume over time, (upper right) waterfall plot of individual end of study responses, with tumor volume expressed as a percentage of initial tumor volume at time of study start (truncated at 300%) and (bottom) percent body weight change over time. Number of mice per group = 10. In (upper left) and (bottom), data represent mean and errors bars represent standard error of the mean. In (upper right) each animal is represented as a separate bar. Numbers indicate number of regressions (R, defined as ≥ 10% reduction in tumor volume from initial volume) in each group. po = per os (oral administration) and qd = daily.

RMC-6236

RMC-6236, our first RASMULTI(ON) inhibitor development candidate, is also in the IND-enabling stage of preclinical development and we currently plan to submit an IND for this drug candidate in the first half of 2022. RMC-6236 is designed as a first-in-class, potent, oral, RAS-selective tri-complex inhibitor of multiple RAS(ON) variants including KRASG12V(ON) and KRASG12D(ON). In preclinical studies, it exhibited low nanomolar inhibition of both RAS pathway signaling and growth in RAS-dependent cells and a selectivity window of more than 1,000 times over RAS-independent cells (Figure 5). In addition, RMC-6236 has a drug-like profile, including oral bioavailability across multiple species, based on preclinical results. We believe the results from our preclinical studies evaluating the RMC-6236 support advancement to clinical development.

Figure 5. RMC-6236 inhibited proliferation in vitro in RAS-dependent tumor cell lines.

KRAS G12V
KRAS G12D
KRAS G13D
NRAS Q61K
EGFR T790M/L858R (RAS WT-Dependent)
BRAF V600E (RAS-Independent)
Cell Proliferation (CTG, % control)
100
75
50
25
0
-10
-8
-6
IC50= 1 nM
IC50= 3 nM
IC50= 27 nM
IC50= 13 nM
IC50= 1 nM
IC50= >8700 nM
Log M [RMC-6236]

Cellular characterization of the effect of RMC-6291 on the proliferation of a variety of RAS-dependent and RAS-independent cell lines in preclinical studies. Cell proliferation was monitored in 2D cell cultures using CellTiter-Glo (CTG). Data shown represent the mean of at least two independent preclinical studies, each performed in duplicate (error bars show the standard deviation).

We believe the preclinical results for RMC-6236 show that this product candidate has the potential to treat patients whose cancers harbor a range of RAS variants. First, RMC-6236 may have the potential to be used to treat cancers driven by RAS variants for which we believe a mutant-selective inhibitor is unlikely to be discovered based on the properties of the mutated amino acid side chains, such as the very common KRASG12V (Figure 6). In this context, oral administration of RMC-6236 was observed to produce deep and durable suppression of RAS pathway activity in a KRASG12V tumor model and to have driven profound tumor regressions in vivo at well-tolerated doses in NSCLC colorectal and pancreatic KRASG12V tumor models in mice (Figures 7-9). RMC-6236 may also be useful for targeting RAS variants for which we believe mutant-selective inhibitors are likely to be discovered in the future, such as KRASG12D. In a pancreatic cancer tumor xenograft model with the KRASG12D variant, oral administration of RMC-6236 drove profound tumor regressions (Figure 10). Across all tumor models presented in Figures 8-10, RMC-6236 was well-tolerated at the dose regimens shown. In our preclinical evaluation, RMC-6236 exhibited significant anti-tumor activity at well-tolerated doses in murine tumor models.

Figure 6. Numerous unmet needs in RAS-addicted cancers may be served by a RASMULTI inhibitor.

Figure 7. RMC-6236 drove sustained, dose-dependent suppression of the RAS pathway in vivo.

Oral administration of a single dose of RMC-6236 at 10 mg/kg (blue) or 25 mg/kg (green) produced a dose-dependent inhibition of tumor DUSP6 mRNA relative to control tumors in the cell line-derived (NCI-H4411, KRASG12V) xenograft model. Number of mice per group = 3. Data mean and errors bars represent standard error of the mean. po = per os (oral administration).

Figure 8. RMC-6236 caused regressions in preclinical xenograft model of tumors harboring KRASG12V .

NCI-H441 CDX (NSCLC, $KRAS^{G12V/WT}$; MET^{Amp})

Control
RMC-6236 10 mg/kg po qd
RMC-6236 25 mg/kg po qd
n = 10/group
***p<0.0001, One-way ANOVA
Mean Tumor Volume (mm³)
3000
2000
1000
0
Dosing start
***
20
30
40
50
Days post-implant
End of study responses
% Change in Tumor Volume
500
400
300
200
100
0
-100
8/10 R
10/10 CR
% body weight change
20
10
0
-10
-20
Dosing start
20
30
40
50
Days post-implant

Anti-tumor activity of RMC-6236 in non-small cell lung cancer cell line-derived xenograft NCI-H441 KRASG12V xenograft model in mice. Data represent (upper left) mean tumor volume over time, (upper right) waterfall plot of individual end of study responses, with tumor volume expressed as a percentage of initial tumor volume at time of study start (truncated at 300%), and (bottom) percent body weight change over time. Number of mice per group = 10. In (upper left) and (bottom), data represent mean and errors bars represent standard error of the mean. In (upper right) each animal is represented as a separate bar. Numbers indicate number of regressions (R, defined as ≥ 10% reduction in tumor volume from initial volume) or number of complete regressions (CR, defined as ≥ 80% reduction in tumor volume from initial volume) in each group in each group. po = per os (oral administration) and qd = daily.

Figure 9. RMC-6236 caused regressions in preclinical xenograft model of tumors harboring KRASG12V

Anti-tumor activity of RMC-6236 in (left) pancreatic ductal adenocarcinoma (PDAC) cell line-derived (Capan-2, KRASG12V) and (right) colorectal cancer cell line-derived (SW404, KRASG12V) xenograft models in mice. Data represent waterfall plots of individual end of study responses, with tumor volume expressed as a percentage of initial tumor volume at time of study start (truncated at 300%) Number of mice per group = 8. Each animal is represented as a separate bar. Numbers indicate number of regressions (R, defined as ≥ 10% reduction in tumor volume from initial volume) or number of complete regressions (CR, defined as ≥ 80% reduction in tumor volume from initial volume) in each group. po = per os (oral administration), qd = daily and q2d = every other day.

Figure 10. RMC-6236 caused regressions in preclinical xenograft model of tumors harboring KRASG12D.

HPAC CDX (PDAC, $KRAS^{G12D/WT}$)

Control
RMC-6236 25 mg/kg po qd (n = 9)
RMC-6236 50 mg/kg po q2d
n = 10/group, unless noted
***p<0.0001, One-way ANOVA
Mean Tumor Volume (mm3)
2000
1500
1000
500
0
Dosing start
***
10
20
30
40
Days post-implant
End of study responses
%Change in Tumor Volume
300
200
100
0
-100
9/9 CR
10/10 CR
% Body Weight Change
20
10
0
-10
-20
Dosing start
10
20
30
40
Days post-implant

Anti-tumor activity of RMC-6236 in pancreatic ductal adenocarcinoma (PDAC) cell line-derived xenograft (CDX) HPAC KRASG12D xenograft model in mice. Data represent (upper left) mean tumor volume over time, (upper right) waterfall plot of individual end of study responses, with tumor volume expressed as a percentage of initial tumor volume at time of study start (truncated at 300%), and (bottom) percent body weight change over time. Number of mice per group = 9 or 10, as indicated. In (upper left) and (bottom), data represent mean and errors bars represent standard error of the mean. In (upper right) each animal is represented as a separate bar. Numbers indicate number of complete regressions (CR, defined as ≥ 80% reduction in tumor volume from initial volume) in each group. po = per os (oral administration), qd = daily and q2d = every other day.

KRASG12V and KRASG12D are the two most common RAS variants implicated in driving human cancers and together are believed to cause almost 100,000 new cases of cancer each year in the US alone. Beyond direct targeting of numerous RAS(ON) mutants, we believe RMC-6236 has the potential, if approved, to be used to treat cancers driven by wild type RAS, such as those in which amplification of wild type RAS drives cancer growth. Along similar lines, we believe RMC-6236 has the potential to be deployed in combination with other RAS pathway inhibitors to combat various resistance mechanisms that depend on wild type RAS activation.

We have identified potent, cell-active RAS(ON) Inhibitors for variants thought to be responsible for the vast majority of RAS-addicted cancers. Two of these programs, one designed to target KRASG13C(ON) selectively and one designed to target KRASG12D(ON) selectively, are currently in the lead optimization stage of preclinical development.

RAS Companion Inhibitors

Our RAS Companion Inhibitor RMC-4630 is designed as a potent and selective inhibitor of SHP2. The clinical development program for RMC-4630 currently consists of four active clinical trials, one of which includes two arms studying different combinations:

•	RMC-4630-01, a Phase 1 study of RMC-4630 as monotherapy in relapsed and refractory solid tumors;
•

RMC-4630-02, a Phase 1b/2 study which includes an arm studying RMC-4630 in combination with the MEK inhibitor cobimetinib (Cotellic®) in relapsed and refractory solid tumors and an arm studying RMC-4630 in combination with the EGFR inhibitor osimertinib (Tagrisso®) in EGFR-positive locally advanced and metastatic non-small cell lung cancer;

•	an Amgen-sponsored Phase 1b study of RMC-4630 in combination with Amgen’s KRASG12C(OFF) inhibitor, AMG 510 or sotorasib in subjects with advanced solid tumors harboring the KRASG12C mutation; and
•	a Sanofi-sponsored Phase 1 study of RMC-4630 in combination with the PD-1 inhibitor pembrolizumab (Keytruda®) in subjects with advanced malignancies.

We also anticipate that RMC-4630 will be studied in combination with:

•	an ERK inhibitor in patients with pancreatic cancer as part of an investigator sponsored study planned by Netherlands Cancer Institute; and
•	an emerging asset targeting KRASG12C(OFF) from AstraZeneca’s portfolio in a study planned by AstraZeneca.

Under our collaboration with Sanofi on RMC-4630, we have a 50-50 profit share and a co-promote right in the United States and are eligible to receive royalties on net sales outside of the United States. Sanofi is responsible for reimbursing substantially all of our research costs and all of our development costs for RMC-4630.

RMC-4630-01

RMC-4630-01 is an ongoing Phase 1 study in patients with advanced cancers, including those with tumors harboring genetically defined mutations in the RAS signaling pathway, that is evaluating the safety, pharmacokinetics and pharmacodynamic effects of RMC-4630 as a single agent at the recommended phase 2 dose and schedule (RP2DS) of 200 mg administered on Day 1 and Day 2 (D1D2) weekly. Data from the RMC-4630-01 study suggest that an intermittent dosing strategy for RMC-4630 both exceeds target plasma exposure (apoptotic threshold) based on preclinical models of RAS pathway-driven cancers that project potential clinical activity and facilitates low levels of target plasma exposure (cytostatic threshold) later in the dosing interval to potentially allow normal tissue to recover. We are evaluating this dose and schedule in an expansion cohort of the RMC-4630-01 study, consisting of patients with gynecologic tumors harboring NF1LOF mutations, in addition to a small safety/tolerability cohort representing a broader set of histotypes and RAS pathway genotypes. We currently expect to report a dose escalation safety data set for this trial in the first half of 2021.

As of the data cut-off on May 4, 2020, we reported the following preliminary data from RMC-4630-01:

In RMC-4630-01, 87 patients had been enrolled and had received study drug and were evaluable for safety: 38 patients received an intermittent schedule (Tables 1 and 2) and the remainder on the daily schedule.

Interim safety and tolerability – intermittent dosing schedules

31 patients have been dosed with the intermittent weekly D1D4 schedule and 7 patients have been dosed with the weekly D1D2 schedule. Across both intermittent schedules 38 patients have been evaluated for safety after a median RMC-4630 exposure of 1.8 months (range 0.2-10.6 months). Demographic and baseline characteristics information is shown in Table 1.

Table 1: Demographics and baseline characteristics—intermittent schedule in RMC-4630-01 study.

	140 mg D1D4 (N=8)	200 mg D1D4 (N=18)	240 mg D1D4 (N=5)	200 mg D1D2 (N=4)	240 mg D1D2 (N=3)
Age, median (range)	63 (47-82)	66.5 (24-38)	65 (58-79)	59.5 (59-77)	64 (62-77)
Male (%)	4 (50.0%)	8 (44.4%)	1 (20.0%)	3 (75.0%)	1 (33.3%)

Cancer Type
Lung (%)	5 (62.5%)	13 (72.2%)	3 (60.0%)	2 (50.0%)	2 (66.7%)
Colon and/or Rectal (%)	0	2 (11.1%)	1 (20.0%)	2 (50.0%)	1 (33.3%)
Other (%)	3 (37.5%)	3 (16.7%)	1 (20.0%)	0	0

ECOG performance status
0	1 (12.5%)	5 (27.8%)	0	1 (25.0%)	1 (33.3%)
1	7 (87.5%)	13 (72.2%)	5 (100.0%)	3 (75.0%)	2 (66.7%)
Number of prior cancer therapies, median (range)	3.5 (2-8)	2.5 (1-9)	4 (1-5)	3.5 (2-9)	3 (2-3)

Data as of May 4, 2020.

The emerging safety profile of RMC-4630 when dosed on an intermittent schedule is consistent with the mechanistic effects of the product candidate on SHP2 and hence the RAS signaling cascade, including edema, gastrointestinal toxicity, reduced red cell production (low hemoglobin concentration and worsening of pre-existing anemia), reduced platelet production (thrombocytopenia), hypertension and fatigue. This safety profile was largely predictable from preclinical studies and clinical studies of other well-known inhibitors of this pathway.

Treatment-related adverse events, or related AEs, occurring in greater than or equal to 10% of patients are listed in Table 2. One grade 4 treatment-related AE of thrombocytopenia has been reported in a patient receiving 240 mg twice weekly on D1D4. No related grade 5 AEs have been reported.

Table 2: Related AEs occurring in ≥ 10% of dosed patients by grade—intermittent schedule in RMC-4630-01 study.

All Intermittent (N=38)

Preferred Term	Any Grade	Grade 1	Grade 2	Grade 3	Grade 4
Diarrhea	15 (39.5%)	10 (26.3%)	3 (7.9%)	2 (5.3%)	0
Anemias (SMQ)*	10 (26.3%)	1 (2.6%)	5 (13.2%)	4 (10.5%)	0
Fatigue	10 (26.3%)	7 (18.4%)	2 (5.3%)	1 (2.6%)	0
Thrombocytopenias (SMQ)**	10 (26.3%)	3 (7.9%)	5 (13.2%)	1 (2.6%)	1 (2.6%)
RevMed Edemas (CMQ)***	8 (21.1%)	7 (18.4%)	1 (2.6%)	0	0
Nausea	7 (18.4%)	4 (10.5%)	1 (2.6%)	2 (5.3%)	0
Vomiting	6 (15.8%)	3 (7.9%)	1 (2.6%)	2 (5.3%)	0

Data as of May 4, 2020. Abbreviations: SMQ, Standardized MedDRA Query; CMQ, Customized MedDRA Query.

*	Includes hemoglobin count decrease.
**	Includes platelet decrease.
***	Consists of eyelid edema, face edema, generalized edema, lip edema, edema, edema peripheral, periorbital edema and peripheral swelling.

Four patients (11%) had serious adverse events, or SAEs, thought to be possibly or probably related to the study drug as assessed by the trial sponsor across all intermittent dosing cohorts. Three SAEs were reported among three patients receiving 200 mg D1D4 (Grade 3 abdominal distention, Grade 3 anemia, Grade 2 deep vein thrombosis, one patient each). Four SAEs were reported in one patient receiving 240 mg D1D4 (pleural effusion, pulmonary embolism, nausea, and vomiting, all Grade 3).

Three additional SAEs across three patients (cerebrovascular accident, multifocal pneumonia, and pleural effusion) were reported in which the investigator was unable to rule out an association with the study drug, but where the evidence for causality by RMC-4630 was absent or considered unlikely by the study sponsor. One patient presented symptoms five days after starting study drug where a total of two doses were administered. This patient had major risk factors for developing a cerebrovascular accident including underlying bladder cancer, pancreatic adenocarcinoma, recent major thromboembolic event of pulmonary embolism less than two months prior to start of study treatment, elderly age, history of coronary artery calcification, smoking and hypertension. A second patient had pneumonia which is not an expected event for RMC-4630. After taking two doses of study drug, patient was hospitalized due to suspicion of post-obstructive pneumonia which was later updated to multifocal pneumonia. No pathogens were identified from the infection work-up. Given the history of lung cancer, the sponsor considers this event unlikely related to RMC-4630. A third patient had NSCLC and a history of multiple pleural effusions (including prior to starting study treatment) with multiple thoracentesis performed. Given patient history and the rapid accumulation of pleural fluid after the drug was held, the sponsor believes that this event is most likely due to underlying disease progression and is unlikely related to RMC-4630. No grade 4 or 5 related SAEs have been reported in either intermittent cohort.

The RMC-4630-01 study has provided preliminary evidence that RMC-4630 has single agent anti-tumor activity in KRASMUTANT NSCLC and in NF1LOF tumors. As of May 4, 2020, seven patients with KRASG12C NSCLC had follow-up CT scans of target lesions. Among them, one had partial response, five had stable disease, and one had disease progression (Figure 11); three patients had not reported follow-up measurements of target lesions, of which one has been recorded as best response of stable disease and two of progressive disease. Disease control rate, or DCR, the sum of best response of partial response and stable disease cases for patients with KRASG12C NSCLC as of the extract date was 7/10 (70%).

For all patients with KRASMUTANT NSCLC, DCR was 17/29 (59%) (Figure 12). One patient with KRASG12V NSCLC was on treatment for 16.3 months with stable disease (and approximately 15% reduction in tumor volume) as of the cut-off date.

In histotypes other than NSCLC, the best response for tumors harboring a KRAS mutation, as of the cut-off date, was stable disease.

Figure 11. Best change in tumor burden from baseline in KRASG12C non-small cell lung cancer.

Data as of May 4, 2020.

Waterfall plot of best tumor response for five patients with KRASG12C non-small cell lung cancer (NSCLC) who had baseline target lesions assessed and at least one radiologic follow-up assessment of target lesion size. Percentage (Y axis) represents the percentage change from baseline in the Sum of Longest Diameters of target lesions using RECIST 1.1. Colors represent different dose levels. Data are presented for the efficacy evaluable population (N=10) defined as participants with baseline and at least one post-baseline scan or who died or had clinical progression prior to first post-baseline scan. Three patients are not represented in this figure: 2 PD (1 death due to clinical progression prior to first scan and 1 did not have measurement for one of the target lesions but had new lesion) and 1 SD (had partial missing tumor measurements in the database at the time of data extract). PD = progressive disease; SD = stable disease; PR = partial response; PD, SD, and PR each per RECIST 1.1.

Figure 12. Best change in tumor burden from baseline in KRASMUTANT non-small cell lung cancer.

Data as of May 4, 2020.

Waterfall plot of best tumor response for fourteen patients with KRASMUTANT non-small cell lung cancer (NSCLC), including KRASG12C, who had baseline target lesions assessed and at least one radiologic follow-up assessment of target lesion size. Percentage (Y axis) represents the percentage change from baseline in the Sum of Longest Diameters of target lesions using RECIST 1.1. Colors represent different KRAS mutations. Data are presented for the efficacy evaluable population (N=29) defined as participants with baseline and at least one post-baseline scan or who died or had clinical progression prior to first post-baseline scan. Five patients are not represented in this figure: 1 patient had death due to clinical progression prior to first scan, 1 patient did not have measurements for one of the target lesions but progressed developing new lesion, and 3 patients had missing tumor measurements in the database at the time of data extract. PD = progressive disease; SD = stable disease; PR = partial response; PD, SD, and PR each per RECIST 1.1.

Single agent activity of RMC-4630 has also been reported in two patients with tumors harboring NF1LOF mutations. One patient, a 63 year old female with a poorly differentiated uterine carcinosarcoma, had a complete response. This patient was diagnosed in October 2017 with a tumor harboring two NF1LOF mutations, a POLE (DNA repair) mutation, and ultra-high tumor mutational burden. The patient had received two treatment regimens prior to starting RMC-4630. She started RMC-4630 200 mg D1D4 in December 2019 and was subsequently reduced to 140 mg D1D4 due to gastrointestinal toxicity. At two months, her tumor dimension had reduced from 1.7 cm to undetectable. A complete response was subsequently confirmed in March 2020 and she continued in complete response as of her last scan in October 2020.

A second patient with NSCLC harboring a co-existing NF1LOF and KRASG12C had tumor shrinkage (Figure 13).

Figure 13. Best change in tumor burden from baseline in NF1LOF cancers.

Data as of May 4, 2020.

Waterfall plot of best tumor response for the efficacy evaluable population (N=6) defined as participants with baseline and at least one post-baseline scan or who died or had clinical progression prior to first post-baseline scan. One patient (NSCLC) with death due to clinical PD prior to first scan is not represented in this figure. NF1LOF is loss, or significant reduction, in neurofibromin protein function is presumed from nature of mutation. NSCLC = non-small cell lung cancer. PD = progressive disease; SD = stable disease; PR = partial response; PD, SD, and PR each per RECIST 1.1.

RMC-4630-02

RMC-4630-02 is a Phase 1b/2 study of RMC-4630 that includes an arm studying RMC-4630 in combination with the MEK inhibitor cobimetinib in patients with advanced cancers that harbor mutations in the RAS signaling pathway. The study is designed to evaluate the safety, tolerability, pharmacokinetic, and pharmacodynamic profiles of RMC-4630 and cobimetinib under two different dose administration schedules for each agent. We currently expect to provide preliminary safety and clinical activity data for this combination in expansion cohorts in KRASMUTANT colorectal cancer in 2022.

We reported interim data from this ongoing study in a plenary session at the EORTC-NCI-AACR 32nd Symposium on Molecular Targets and Cancer Therapeutics (ENA 2020). These interim data as of September 21, 2020 provide preliminary evidence of anti-tumor activity in patients with colorectal cancer driven by KRAS mutations (Figure 14).

Interim results also suggest that a dual intermittent dosing strategy for RMC-4630 and cobimetinib exceeds target plasma exposures for each compound based on preclinical models of RAS pathway-driven cancers that project potential clinical activity (Figure 15). The adverse event profile of the combination, which was consistent with expected on-pathway effects of both drugs, was tolerable under the dual intermittent dosing schedule.

 Figure 14. Best change in tumor burden from baseline in KRASMUTANT colorectal cancer.

Patients treated with RMC-4630 140mg twice weekly(1)
Change from baseline (%)
100
50
0
-50
-100
PD
PD
PD
PD
PD
SD
SD*
G12V
G12D
G12S
*Unconfirmed PR(2)

RMC-4630	140 mg D1D2	140 mg D1D2	140 mg D1D2	140 mg D1D2	140 mg D1D4	140 mg D1D4	140 mg D1D2
cobimetinib	20 mg daily	60 mg D1D2	60 mg D1D2	20 mg daily	20 mg daily	20 mg daily	60 mg D1D2

(1)

Data presented for the 7 patients with KRAS mutant colorectal cancer treated with RMC-4630 140 mg twice weekly and varying cobimetinib dose and schedules out of the efficacy evaluable population of eight patients (excluding one patient for whom there was no post-baseline scan).

(2)	Unconfirmed PR achieved 30% reduction in tumor burden at end of cycle 2 and 25% reduction at end of cycle 4 (28-day cycles).

Data as of 9/21/2020; Bendell et al, ENA 2020; PD = progressive disease; SD = stable disease; PR = partial response; PD, SD, and PR each per RECIST 1.1.

Figure 15. Plasma concentrations of RMC-4630 and cobimetinib in combination at recommended Phase 2 dose and schedule.

Mean pharmacokinetic profiles of RMC-4630 (left; 140 mg) and cobimetinib (right; 40 mg) in humans at the recommended phase 2 dose and schedule. The EC50 lines represent the approximate plasma concentrations required to inhibit RAS pathway activity in tumors in vivo by 50% in preclinical models.

Data as of 9/21/20. Bendell et al., ENA 2020.

We have selected the recommended dose and schedule for this combination (RMC-4630 140 mg and cobimetinib 40 mg administered on a D1D2 weekly schedule), and are evaluating this combination at this dose and schedule in expansion cohorts in the RMC-4630-02 study in patients with colorectal cancer harboring KRASG12V or KRASG12D mutations and others drawing from a broader set of histotypes and RAS pathway genotypes.

The EGFR inhibitor arm of RMC-4630-02 is evaluating RMC-4630 in combination with the EGFR inhibitor osimertinib (Tagrisso®) in patients with EGFR positive NSCLC. The arm is designed to evaluate the safety, tolerability, and pharmacokinetics of RMC-4630 and osimertinib with different doses of RMC-4630, administered on a D1D2 weekly schedule, with the approved dose of osimertinib. Overlapping on-pathway toxicities with the combination of RMC-4630 and osimertinib were anticipated and have been observed. As with MEK inhibitors, many EGFR inhibitors are less selective for a mutated cancer driver than are targeted inhibitors for other drivers, such as AMG 510 (sotorasib) for KRASG12C, and thus the combination of EGFR antagonists with SHP2 inhibitors presents a potential clinical development challenge. We continue to enroll patients in the osimertinib combination study for evaluation of safety and tolerability. We currently expect to release initial tolerability and pharmacokinetic data for the RMC-4630 and osimertinib combination in the second half of 2021. In the future, we may consider evaluating RMC-4630 in combination with other receptor tyrosine kinase (RTK) inhibitors, which we believe may have less potential for overlapping toxicities.

Additional clinical studies with RMC-4630

RMC-4630 is also being evaluated by Amgen in combination with its investigational KRASG12C(OFF) agent AMG 510 (sotorasib) as an arm of Amgen’s CodeBreaK 101 study. We believe that the mechanism of action and preclinical data that we have observed provide a viable rationale for this study. We currently expect that a recommended Phase 2 dose and schedule for further testing of this combination will be selected in the first half of 2021 and that preliminary clinical activity data will be provided in the second half of 2021.

RMC-4630 is being evaluated by Sanofi in Phase 1 study in combination with the PD-1 inhibitor pembrolizumab (Keytruda®). We believe that the mechanism of action and preclinical data that we have observed provide a viable rationale for this study. Sanofi is currently enrolling patients in this study, and we expect currently that a recommended Phase 2 dose and schedule will be selected in the first half of 2021.

The Pancreatic Cancer Collective (a strategic partnership between Lustgarten Foundation and Stand Up To Cancer) has awarded funding to the Netherlands Cancer Institute, or the NKI, for its study using our SHP2 inhibitor, RMC-4630 in combination with an investigational ERK inhibitor (LY3214996) in patients with pancreatic cancer. We plan to provide RMC-4630 to support this investigator-sponsored study.

In addition, AstraZeneca plans to evaluate RMC-4630 in combination with an emerging asset targeting KRASG12C(OFF) from AstraZeneca’s portfolio.

RMC-5552

Our RAS Companion Inhibitor RMC-5552 is designed as a selective inhibitor of hyperactivated mTORC1 signaling in tumors. We plan to evaluate RMC-5552 as monotherapy, as well as in combination with RAS inhibitors for patients with cancers harboring a RAS mutation and co-occurring mutations in the mTOR signaling pathway. We submitted an IND to the FDA for RMC-5552, and the associated clinical study has been authorized to proceed. Our Phase 1 study to evaluate RMC-5552 as a monotherapy is not yet recruiting, however site initiation is underway. We currently expect to start dosing patients with this drug candidate in the first half of 2021 and to report initial safety, pharmacokinetic and activity data for this compound as a single agent in 2022.

mTORC1 is a critical regulator of metabolism, growth and proliferation within cells, including cancer cells. The abnormal activation of mTORC1, and subsequent inactivation of the tumor suppressor 4EBP1, is a mechanism that is frequently harnessed by cancer cells to gain a growth and proliferation advantage over normal cells. RMC-5552, is designed to selectively and deeply inhibit mTORC1, thereby preventing phosphorylation and inactivation of 4EBP1, a downstream protein in the mTOR signaling pathway that normally suppresses expression of certain oncogenes such as C-MYC. mTORC1-selective inhibitors from our proprietary series, including RMC-5552, have been shown to have combinatorial activity with KRASG12C inhibitors in preclinical models of KRASG12C lung and colon cancer, suggesting that RMC-5552 is a meaningful and rational addition to our portfolio of RAS Companion Inhibitors.

RMC-5845

Our RAS Companion Inhibitor RMC-5845 is designed as a selective inhibitor of SOS1. RMC-5845 is in IND-enabling development and we currently plan to submit an IND for this candidate in the second half of 2021.

RMC-5845 targets SOS1, a protein that plays a key role in converting RAS(OFF) to RAS(ON) in cells. SOS1 directly activates RAS proteins by promoting the release of the bound GDP and thereby facilitating the binding of GTP, which is present within a cell in great excess to GDP, to generate RAS(ON). Therefore, we believe that inhibition of SOS1 may represent a viable approach for targeting RAS-driven tumors.

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

Under the Sanofi Agreement, we have primary responsibility for early clinical development of RMC-4630 pursuant to a development plan that is currently approved through 2021. The development plan and budget beyond 2021 will be determined by a joint research and development committee, over which Sanofi has final decision-making power subject to certain exceptions. Sanofi is responsible to reimburse us for all internal and external costs and expenses to perform our activities under approved development plans. We are responsible for the manufacture of SHP2 inhibitors for Phase 1 and non-registrational Phase 2 clinical trials at Sanofi’s cost, while Sanofi is responsible for manufacturing SHP2 inhibitors for all other clinical trials and commercial supply. Sanofi has the sole right and responsibility to perform all regulatory activities under the Sanofi Agreement, except with respect to certain trials conducted by us or otherwise conducted under our IND, including our current clinical trials evaluating RMC-4630. Once we have completed all clinical trials for a product candidate that are assigned to us under a development plan, all regulatory approvals for such product candidate are automatically assigned to Sanofi.

We are also primarily responsible for performing preclinical research on SHP2 inhibitors, pursuant to a research plan that is currently approved through 2021. The research plan and budget beyond 2021 will be determined by a joint research and development committee, over which Sanofi has final decision-making power subject to certain exceptions. Sanofi is responsible to reimburse us for all internal and external costs and expenses incurred to perform activities under approved research plans, with the exception of internal and external research costs and expenses under approved research plans for 2019 and 2020, for which Sanofi is obligated to reimburse us for 80% of such costs. We are responsible for 20% of all internal and external research costs incurred under the research plans for 2019 and 2020. Sanofi is responsible to reimburse us for all internal and external costs and expenses incurred under the research plan for 2021.

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

There is a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist of small molecule drug products, biologics, cell-based therapies and traditional chemotherapy. There are also several programs in development targeting SHP2, including those clinical programs run by Novartis AG, Jacobio Pharmaceuticals Co. Ltd. (licensed to AbbVie Inc.), Relay Therapeutics, Inc. (licensed to Roche) and Erasca, Inc. There are several RAS pathway mutations programs, including those directed at KRASG12C(OFF) and KRASG12D mutations, including clinical programs directed at KRASG12C(OFF) being conducted by Amgen Inc., Mirati Therapeutics, Inc. and Roche. Other clinical programs directed at mutant RAS are being conducted by Merck & Co./Moderna Therapeutics, Boehringer Ingelheim and Gilead Sciences, Inc. Smaller and other early-stage companies may also prove to be significant competitors. In addition, academic research departments and public and private research institutions may be conducting research on compounds that could prove to be competitive.

The availability of coverage and reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors also may obtain FDA, or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

We own and co-own patents and patent applications related to our SHP2 development program. Our patent portfolio related to this program consists of ownership or co-ownership rights to several patent families that include filings covering compositions of matter or methods of using our clinical candidate, RMC-4630, alone or in combination with certain other therapeutic agents. The single co-owned patent family is co-owned with The University of California, San Francisco, or UCSF. The issued patents have, and any patents issuing from these patent applications would have, nominal expiration dates ranging from 2037 to 2040, without accounting for any applicable patent term adjustments or extensions. All but the single UCSF co-owned family is exclusively licensed to our SHP2 collaborator, Sanofi, under the Sanofi Agreement.

We own or exclusively license patents and patent applications related to our mTORC1 development program. Our patent portfolio related to this program consists of ownership or the exclusive license of rights to several patent families that include filings covering compositions of matter or methods of using our development candidate, RMC-5552, alone or in combination with certain other therapeutic agents. The single exclusively licensed patent family is licensed from UCSF. The issued patents have, and any patents issuing from these patent applications would have, nominal expiration dates ranging from 2035 to 2039, without accounting for any applicable patent term adjustments or extensions.

We own patent applications related to our SOS1 development program. Our patent portfolio related to this program consists of ownership of several patent families that include filings covering compositions of matter or methods of using our development candidate, RMC-5845, alone or in combination with certain other therapeutic agents. The patents issuing from these patent applications would have an earliest nominal expiration date of 2040, without accounting for any applicable patent term adjustments or extensions.

We own patents and patent applications related to our RAS tri-complex inhibitors and related platform technology. Our patent portfolio related to this program consists of ownership rights to several patent families that include filings covering compositions of matter or methods of using our development candidates, RMC-6291 and RMC-6236, alone or in combination with certain other therapeutic agents, or aspects pertaining to our tri-complex approach to RAS inhibition. The issued patents have, and any patents issuing from these patent applications would have, nominal expiration dates ranging from 2031 (for patents originating from the Warp Drive Bio portfolio) to 2039 (for patents originating from the Company’s portfolio), without accounting for any applicable patent term adjustments or extensions.

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

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•

completion of extensive preclinical laboratory tests and animal studies, where all supporting safety and toxicity studies are performed in accordance with applicable regulations, including the FDA’s Good Laboratory Practice, or GLP, regulations;

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

•	preparation of and submission to the FDA of an NDA after completion of all pivotal trials;
•	a determination by the FDA within 60 days of its receipt of an NDA to file the application for review;
•	satisfactory completion of an FDA advisory committee review, if applicable;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility(ies) where the product is manufactured to assess compliance with cGMP regulations, and of selected clinical investigation sites to assess compliance with GCP;

•	payment of users fees for FDA review of the NDA; and
•	FDA review and approval of an NDA to permit commercial marketing of the product for its particular labeled uses in the United States.

Preclinical and clinical studies

The preclinical and clinical testing and approval process can take many years and the actual time required to obtain approval, if any, may vary substantially based upon the type, complexity and novelty of the product or condition being treated.

Preclinical tests include laboratory (in vitro) evaluation of product chemistry, formulation and toxicity, as well as animal (in vivo) studies to assess the characteristics and potential safety and efficacy of the product. The conduct of preclinical tests that provide safety and toxicological information must comply with federal regulations and requirements, including GLP. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls (CMC) and any available human data or literature to support use of the product in humans. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before clinical trials may begin. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

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

•

Phase 1.    The drug is initially introduced into healthy human subjects or into patients with the target disease or condition. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the drug in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

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

U.S. review and approval process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of preclinical studies and other non-clinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls, and proposed labeling, among other things, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. The submission of an NDA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.

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

The FDA reviews all submitted NDAs before it accepts them for filing. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information and is subject to payment of additional user fees. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. Under applicable Prescription Drug User Fee Act, or PDUFA, performance goals, the FDA endeavors to review applications subject to standard review within ten to twelve months, and to review applications subject to priority review within six to eight months, depending on whether the drug is a new molecular entity.

The FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, the FDA will typically inspect one or more clinical sites to assure that relevant study data was obtained in compliance with GCP requirements. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates the NDA and conducts inspections of manufacturing facilities, it may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A complete response letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information, including additional clinical trials or other significant and time-consuming requirements related to the clinical trials, in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA may ultimately decide that an application does not satisfy the regulatory criteria for approval.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, as a condition of NDA approval, the FDA may require a Risk Evaluation and Mitigation Strategy, or REMS, program to help ensure that the benefits of the drug outweigh its risks. If the FDA determines a REMS program is necessary during review of the application, the drug sponsor must agree to the REMS plan at the time of approval. A REMS program may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate healthcare providers of the drug’s risks, or other elements to assure safe use, such as limitations on who may prescribe or dispense the drug, dispensing only under certain circumstances, special monitoring and the use of patient registries. In addition, all REMS programs must include a timetable to periodically assess the strategy following implementation. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications.

Further, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety and efficacy, and the FDA has the authority to prevent or limit further marketing of a product based on the results of these post-marketing programs. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. Moreover, changes to the conditions established in an approved application, including changes in indications, labeling or manufacturing processes or facilities may require submission and FDA approval of a new NDA or NDA supplement before the changes can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that supporting the original approval, and the FDA uses similar procedures in reviewing supplements as it does in reviewing original applications. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

Expedited development and review programs

The FDA offers a number of expedited development and review programs for qualifying product candidates, and we may seek one or more of these programs for our current or future products.

New drug products may be eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for frequent interactions with the review team during product development and, once an NDA is submitted, the product may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

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

Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. The FDA may withdraw approval of a drug or an indication approved under accelerated approval if, for example, sponsor fails to conduct the confirmatory trial in a timely manner, or if the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Fast track designation, breakthrough therapy designation, priority review and accelerated approval do not change the scientific or medical standards for approval or the quality of evidence necessary to support approval, though they may expedite the development or review process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened.

Orphan drug designation

We intend to pursue orphan drug designation for one or more of our product candidates with respect to certain oncology indications, as appropriate, with the potential to obtain orphan drug exclusivity for our products, if approved.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the application user fee.

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

After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which FDA assesses an annual program fee for each product identified in an approved NDA. In addition, quality-control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced and announced inspections by the FDA and these state agencies, during which the agency inspects manufacturing facilities to assess compliance with cGMP requirements and other laws. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. The FDA may withdraw approval of a product if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
•	fines, warning or untitled letters or holds on clinical studies;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
•	product seizure or detention, or refusal of the FDA to permit the import or export of products;
•	mandated modifications of promotional materials and labeling and the issuance of corrective information;
•	the issuance of safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product; or
•	injunctions or the imposition of civil or criminal penalties.

We also must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling, known as “off-label use,” industry-sponsored scientific and educational activities, and promotional activities involving the internet.

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

Failure to comply with the applicable regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant or manufacturer to, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties.

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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians (as defined by statute) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse midwives.

Similar state and local laws and regulations may also restrict business practices in the pharmaceutical industry, such as state anti-kickback and false claims laws, which may apply to business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; and state and local laws that require the registration of pharmaceutical sales representatives. Violation of any of such laws or any other governmental regulations that apply may result in penalties, including, without limitation, civil and criminal penalties, damages, fines, additional reporting obligation, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and individual imprisonment.

Data privacy and security laws

Pharmaceutical companies may be subject to U.S. federal and state health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. State laws may be more stringent, broader in scope or offer greater individual rights with respect to protected health information, or PHI, than HIPAA and state laws may differ from each other, which may complicate compliance efforts. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by the Department of Health and Human Services, or HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. In addition, California enacted the California Consumer Privacy Act, or CCPA, which creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA has been amended from time to time, and further a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. Effective starting January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. It remains unclear what, if any, further modifications will be made to the CCPA or the CPRA or how such legislation will be interpreted.

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

In July 2020, the Court of Justice of the European Union issued a decision that struck down the EU-U.S. Privacy Shield framework, which provided companies with a mechanism to comply with data protection requirements when transferring personal data from the EU to the United States and additionally called into question the validity of the European Commission’s Standard Contractual Clauses, on which U.S. companies rely to transfer personal data from Europe to the United States and elsewhere. In September 2020, the Swiss Federal Data Protection and Information Commissioner issued an opinion that stated it no longer considers the Swiss-U.S. Privacy Shield adequate for the purposes of personal data transfers from Switzerland to the United States. These developments may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the United States. To the extent that we engage in such transfers, if we are unable to implement safeguards to ensure that our transfers are lawful or if any safeguards upon which we rely are invalidated, we will face increased exposure to litigation, regulatory actions, fines, and injunctions against data processing. If we are unable to engage in such transfers because there is no lawful mechanism to do so, the functionality or effectiveness of our products and services may decrease and our marketing efforts, plans and activities may be adversely impacted.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. For example, in 2017, Congress enacted the Tax Cuts and Jobs Act, or the TCJA, which eliminated the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TJCA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit affirmed the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case this case, although it is unclear how and when the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021 absent additional congressional action. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

Employees and human capital resources

As of December 31, 2020, we had 125 full-time employees, including 58 employees who have M.D. or Ph.D. degrees. Within our workforce, as of December 31, 2020, 103 employees were engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include meeting hiring goals, deepening our oncology and public company expertise, integrating new employees, and retaining, incentivizing and developing our existing employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Corporate Information

We were founded in October 2014 as a Delaware corporation. Our principal executive offices are located at 700 Saginaw Drive, Redwood City, California 94063, and our telephone number is (650) 481-6801.

Our website address is www.revmed.com. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document or any other document that we file with or furnish to the SEC.  The SEC maintains a site on the worldwide web that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, competitive position, financial condition, results of operations, cash flows and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Many of the following risks and uncertainties and those contained in the documents incorporated by reference herein are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

Risks related to the COVID-19 pandemic

The COVID-19 pandemic, or other epidemic and pandemic diseases or governmental or other actions taken in response to them, could significantly disrupt our business.

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

Our clinical trial sites for our RMC-4630 clinical studies or the planned clinical study of RMC-5552 may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel, quarantine or other restrictions imposed by governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. We are aware that several clinical sites involved in our RMC-4630 clinical studies temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future. These developments may delay our clinical trial timelines. Our clinical trials currently permit patients to receive COVID-19 vaccines while they are on study. The potential impact of our candidates on the safety and efficacy of COVID-19 vaccines, and the potential impact on of COVID-19 vaccines on the safety and efficacy of our candidates is unknown at this time, but it possible that adverse impacts will negatively affect our clinical trials.

Although we are currently not aware of any material impacts on our supply chain of our current or potential product candidates as a result of the COVID-19 pandemic, some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests and clinical trials and contract research organizations that we may utilize may be impacted by COVID-19, and should they experience continued disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing clinical trials. Furthermore, the spread of the virus may affect the operations of key governmental agencies, such as the U.S. Food and Drug Administration, or the FDA, which may delay the development of our product candidates. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver components or raw materials on a timely basis or at all. Such events may result in a period of business disruption, and in reduced operations, or doctors and medical providers may be unwilling to participate in our clinical trials.

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

Since inception, we have incurred significant net losses. Our net losses were $108.2 million, $47.7 million, and $41.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $265.5 million. We have funded our operations to date primarily with proceeds from the sale of common stock and preferred stock and upfront payments and research and development cost reimbursement received under our collaboration agreement with Genzyme Corporation, an affiliate of Sanofi, or the Sanofi Agreement. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory agencies to perform clinical trials or studies in addition to those that we currently anticipate. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We will require substantial additional financing to achieve our goals, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial preclinical and clinical product candidates. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of December 31, 2020, we had cash, cash equivalents and marketable securities of $440.7 million. In February 2020, we raised $250.7 million upon the completion of our initial public offering, or IPO, net of underwriting discounts and commissions and offering expenses. In July 2020, we raised $167.8 million upon the completion of a follow-on public offering, net of underwriting discounts and commissions and offering expenses. In February 2021, we raised $281.3 million upon the completion of a follow-on public offering, net of underwriting discounts and commissions and offering expenses. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we are able to gain marketing approval for product candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize our product candidates to the extent that their launch and commercialization are not the responsibility of Sanofi or another collaborator that we may contract with in the future. In addition, other unanticipated costs may arise. Because the design and outcome of our current, planned and potential future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

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

We are early in our development efforts. Only our most advanced product candidate, RMC-4630, is currently being evaluated in clinical trials and site initiation is underway for our planned RMC-5552 clinical study. We submitted an Investigational New Drug Application, or IND, to the FDA for RMC-5552, and the associated clinical study has been authorized to proceed. Our other programs are in the preclinical stage. We have invested substantially all of our efforts and financial resources in the identification of targets and preclinical development of small molecules to treat cancer.

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

If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize the product candidates we develop, which would materially harm our business. If we do not receive marketing approvals for any product candidate we develop, we may not be able to continue our operations.

Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize our product candidates on a timely basis or at all, which would have an adverse effect on our business.

In order to obtain approval from the FDA or comparable foreign authorities to market a new small molecule product, we must demonstrate proof of safety and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned INDs in the United States. We have two product candidates in clinical development and the rest of our programs are in preclinical research or development. We cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA or foreign authorities will accept our proposed clinical programs or if the outcome of our preclinical studies will ultimately support further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing additional clinical trials to begin.

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
•

BRo5 small molecules may have a propensity to be substrates for efflux proteins such as the adenosine triphosphate (ATP) binding cassette (ABC) transporter protein family, including multidrug resistance protein 1. Cancer cells may overexpress these transporter proteins causing an increase in expulsion of BRo5 small molecules from the cell. For example, as the site of action of our RAS(ON) Inhibitors is inside the cell, expulsion by these transporter proteins may decrease the effective concentration in the cell sufficiently to reduce target inhibition and thereby render a RAS-dependent tumor less susceptible to the inhibitory activity of a BRo5 small molecule, such as our product candidates;

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

Our clinical trial sites may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. We are aware that several clinical sites involved in our RMC-4630 clinical studies temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future. These developments may delay our clinical trial timelines. Our clinical trials currently permit patients to receive COVID-19 vaccines while they are on study. The potential impact of our candidates on the safety and efficacy of COVID-19 vaccines, and the potential impact on of COVID-19 vaccines on the safety and efficacy of our candidates is unknown at this time, but it possible that adverse impacts will negatively affect our clinical trials.

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

Historically, direct inhibition of any RAS protein has been challenging due to a lack of tractable, or “druggable,” binding pockets. Our tri-complex technology has enabled us to design potent, cell-active inhibitors of multiple mutant RAS(ON) proteins. We are not aware of any programs in clinical development that have successfully targeted any RAS(ON) protein. We cannot be certain that our approach will lead to the development of approvable or marketable products, alone or in combination with other therapies.

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

From time to time, we may disclose interim data from our clinical trials. For example, we have reported interim Phase 1 clinical data for RMC-4630 as a single agent and interim Phase 1b/2 clinical data for RMC-4630 in combination with the MEK inhibitor cobimetinib. In each case, this interim data included a limited number of patients and time of exposure to the study drug. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more data on existing patients become available. Our clinical trial program is ongoing, and the final results may be materially different from what is reported in this Annual Report on Form 10-K.

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

Our clinical trial sites for our RMC-4630 clinical studies or the planned clinical study of RMC-5552 may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. We are aware that several clinical sites involved in our RMC-4630 clinical studies temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future. These developments may delay our clinical trial timelines. Some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct clinical trials and contract research organizations that we may utilize may be impacted by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these trials.

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

Furthermore, certain of our product candidates, such as RMC-4630, are currently being, and may in the future be, co-administered with approved or experimental therapies, such as Roche’s MEK inhibitor cobimetinib, Amgen’s KRASG12C(OFF) inhibitor AMG 510 or sotorasib, Merck’s PD-1 inhibitor pembrolizumab, AstraZeneca’s EGFR inhibitor osimertinib, Lilly’s investigational ERK inhibitor LY3214996, which is the subject of a potential investigator sponsored trial with the Netherlands Cancer Institute, or an emerging asset targeting KRASG12C(OFF) from AstraZeneca’s portfolio. These combinations may have additional side effects. For example, overlapping on-pathway toxicities with the combination of RMC-4630 and osimertinib were anticipated and are being observed. The uncertainty resulting from the use of our product candidates in combination with other therapies may make it difficult to accurately predict side effects in future clinical trials.

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

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us or any of our existing or potential future collaboration partners from obtaining approvals for the commercialization of any product candidate we develop.

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

Obtaining and maintaining marketing approval of our current and future product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain marketing approval in any other jurisdiction, while a failure or delay in obtaining marketing approval in one jurisdiction may have a negative effect on the marketing approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we may charge for our products is also subject to approval.

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

If any current or future product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community to be a viable product. For example, current approved immunotherapies, and other cancer treatments like chemotherapy and radiation therapy, are well established in the medical community, and doctors may continue to rely on these therapies. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

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

Cancer therapies are sometimes characterized as first-line, second-line, or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We expect to initially seek approval of RMC-

4630 and any other product candidates we develop as a therapy for patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that product candidates we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

We are developing RMC-4630 in combination with Roche’s MEK inhibitor cobimetinib, Merck’s PD-1 inhibitor pembrolizumab, and AstraZeneca’s EGFR inhibitor osimertinib, and may in the future, develop RMC-4630 and other product candidates in combination with one or more currently approved cancer therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

We may also evaluate RMC-4630 or any other current or future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States or with approved cancer therapies at an unapproved dose and/or schedule, and/or with approved cancer therapies in unapproved indications. For example, we are currently evaluating or planning to evaluate RMC-4630 in combination with Amgen’s KRASG12C(OFF) inhibitor AMG 510 or sotorasib, Lilly’s ERK inhibitor LY3214996, and an emerging asset targeting KRASG12C(OFF) from AstraZeneca’s portfolio. We will not be able to market and sell RMC-4630, or any product candidate we develop in combination with any such cancer therapies, outside existing approved labels that do not ultimately obtain marketing approval.

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

There are also several programs in development targeting SHP2, including those clinical programs run by Novartis AG, Jacobio Pharmaceuticals Co. Ltd. (licensed to AbbVie Inc.), Relay Therapeutics Inc. (licensed to Roche) and Erasca, Inc. There are several RAS pathway mutations programs, including those directed at KRASG12C (OFF) and KRASG12D mutations, including clinical programs directed at KRASG12C (OFF) being conducted by Amgen Inc., Mirati Therapeutics, Inc. and Roche. Other clinical programs directed at mutant RAS are being conducted by Merck & Co./Moderna Therapeutics, Boehringer Ingelheim and Gilead Sciences, Inc. Smaller and other early-stage companies may also prove to be significant competitors. In addition, academic research departments and public and private research institutions may be conducting research on compounds that could prove to be competitive.

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

We may fail to select or capitalize on the most scientifically, clinically and commercially promising or profitable mutant RAS(ON) targets.

We have limited technical, managerial and financial resources to determine which of our lead generation stage RAS(ON) Inhibitors should be advanced into further preclinical development, initial clinical trials, later-stage clinical development and potential commercialization. From our RAS(ON) Inhibitors that have completed our lead optimization phase of preclinical development, we have selected RMC-6291, our inhibitor targeting KRASG12C/NRASG12C (ON), and RMC-6236, our inhibitor of multiple RAS variants, which we refer to as RASMULTI(ON) for IND-enabling preclinical development. In selecting these or other development candidates, we may make incorrect determinations. Our decisions to allocate our research and development, management and financial resources toward particular development candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate development programs may also be incorrect and could cause us to miss valuable opportunities.

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

We may seek and fail to obtain fast track or breakthrough therapy designations for our current or future product candidates. If we are successful, these programs may not lead to a faster development or regulatory review process, and they do not guarantee we will receive approval for any product candidate. We may also seek to obtain accelerated approval for one or more of our product candidates but the FDA or foreign regulators may disagree that we have met the requirements for such approval.

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the U.S. presidential administration to repeal or replace certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act, or the TCJA, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In December 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the TCJA. In December 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear when a decision will be made or how the Supreme Court will rule. In addition, there may be other efforts to challenge, repeal or replace the ACA.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021 unless additional congressional action is taken. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

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

In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business. For example, the results of the 2020 presidential election may impact our business and industry. The Trump administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these requirements will be interpreted and implemented, or whether they will be rescinded and replaced under the Biden administration. The policies and priorities of an incoming administration are unknown and could materially impact the regulations governing our product candidates. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for our product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA has announced that it intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting business as usual or conducting inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions.

We are subject to stringent privacy laws, information security policies and contractual obligations governing the use, processing and transfer of personal information.

We receive, generate and store significant and increasing volumes of sensitive information, such as health information, insurance information and other potentially personally identifiable information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification and the risk of our being unable to adequately monitor, audit and modify our controls over our critical information. This risk extends to the third-party vendors we use to manage this sensitive data.

We are subject to a variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data in the different jurisdictions in which we operate, including comprehensive regulatory systems in the U.S. and Europe. Further, various states have implemented certain data privacy and security laws and regulations that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. California enacted the California Consumer Privacy Act, or CCPA, which creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA went into effect on January 1, 2020, and became enforceable by the California Attorney General on July 1, 2020. The CCPA has been amended from time to time, and, further a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. Effective starting January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. It remains unclear what, if any, further modifications will be made to the CCPA or CPRA, or how such legislation will be interpreted. This may potentially result in further uncertainty and require us to incur additional costs and expenses in efforts to comply. Certain other state laws impose similar privacy obligations and all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. For example, the CCPA has prompted a number of proposals for new federal and state-level privacy legislation. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

State laws and regulations are not necessarily preempted by federal laws and regulations, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, particularly if a state affords greater protection to individuals than federal law. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. Legal requirements relating to the collection, storage, handling, and transfer of personal information and personal data continue to evolve and may result in increased public scrutiny and escalating levels of enforcement, sanctions and increased costs of compliance.

The collection and use of personal data in the European Union, or EU, and the European Economic Area, or the EEA, are governed by the General Data Protection Regulation, or GDPR. The GDPR imposes stringent requirements for controllers and processors of personal data, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU and the EEA to the United States and other third countries. In July 2020, the Court of Justice of the European Union issued a decision that struck down the EU-U.S. Privacy Shield framework, which provided companies with a mechanism to comply with data protection requirements when transferring personal data from the EU to the United States and additionally called into question the validity of the European

Commission’s Standard Contractual Clauses, on which U.S. companies rely to transfer personal data from Europe to the United States and elsewhere. In September 2020, the Swiss Federal Data Protection and Information Commissioner issued an opinion that stated it no longer considers the Swiss-U.S. Privacy Shield adequate for the purposes of personal data transfers from Switzerland to the United States. These developments may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the United States. To the extent that we engage in such transfers, including through third-party vendors, if we are unable to implement safeguards to ensure that our transfers are lawful or if any safeguards upon which we rely are invalidated, we will face increased exposure to litigation, regulatory actions, fines, and injunctions against data processing. If we are unable to engage in such transfers because there is no lawful mechanism to do so, the functionality or effectiveness of our products and services may decrease and our marketing efforts, plans and activities may be adversely impacted. In addition, the GDPR provides that EU and EEA member states may make their own further laws and regulations limiting the processing of personal data, including biometric or health data.

The GDPR applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals located in the EEA, such as in connection with any EEA clinical trials. GDPR regulations may impose additional responsibility and liability in relation to the personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. This may be onerous and may interrupt or delay our development activities.

Other jurisdictions outside the EEA are similarly introducing or enhancing privacy and data security laws, rules and regulations, which could increase our compliance costs and the risks associated with non-compliance. We cannot guarantee that we or our vendors may be in compliance with all applicable international regulations as they are enforced now or as they evolve. For example, our privacy and cybersecurity policies may be insufficient to protect any personal information we collect, or may not comply with applicable laws, in which case we may be subject to regulatory enforcement actions, lawsuits or reputational damage. If we or our vendors fail to comply with the GDPR and the applicable national data protection laws of the EU or EEA member states, or if regulators assert we have failed to comply with these laws, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Further, following the United Kingdom’s withdrawal from the EU and the EEA, and the expiry of the transition period, companies have to comply with both the GDPR and the GDPR as incorporated into the United Kingdom national law, the Data Protection Act of 2018, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk. Beginning in 2021, the United Kingdom will be a “third country” under the GDPR. We may incur liabilities, expenses, costs and other operational losses under the GDPR and privacy laws of the applicable EU and EEA Member States and the United Kingdom in connection with any measures we take to comply with them.

Compliance with U.S. and international data protection laws and regulations could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Penalties for violations of these laws vary and may be significant. Moreover, complying with these various laws could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. In addition, we rely on third-party vendors to collect, process and store data on our behalf and we cannot guarantee that such vendors are in compliance with all applicable data protection laws and regulations. Our or our vendors’ failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and adverse publicity. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity.

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

Collaborations involving our current and future product candidates, including our current collaborations with Sanofi, Roche and Amgen and our planned collaboration with AstraZeneca may pose the following risks to us:

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

We rely on third parties to conduct our ongoing and planned clinical trials for RMC-4630, RMC-5552 and any other product candidates we develop. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize RMC-4630, RMC-5552 or any other product candidates we develop.

We do not have the ability to independently conduct clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, including collaboration partners, to conduct or otherwise support ongoing or planned clinical trials for RMC-4630, RMC-5552 and other product candidates. We rely heavily on these parties for execution of clinical trials and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

Although we intend to design the clinical trials for our product candidates, or be involved in the design when other parties sponsor the trials, third parties conduct all of the clinical trials. For example, Amgen is conducting the Phase 1b trial evaluating the combination of RMC-4630 and the KRASG12C(OFF) inhibitor AMG 510 or sotorasib and Sanofi is conducting the Phase 1 trial evaluating the combination of RMC-4630 and Merck’s PD-1 inhibitor pembrolizumab. In addition, in March 2020, the Pancreatic Cancer Collective (a strategic partnership between Lustgarten Foundation and Stand Up To Cancer) announced that it had awarded funding to the Netherlands Cancer Institute for its study using RMC-4630 in combination with an investigational ERK inhibitor (LY3214996) in patients with pancreatic cancer. We plan to provide RMC-4630 to support this investigator sponsored study. In October 2020, we entered into a clinical collaboration to study RMC-4630 in combination with an emerging asset targeting KRASG12C(OFF) from AstraZeneca’s portfolio. Under the agreement, AstraZeneca will sponsor and conduct this combination study and we will provide clinical supply of RMC-4630. As a result, many important aspects of our clinical development, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

Our clinical trial sites for our RMC-4630 clinical studies or our planned RMC-5552 clinical study may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. We are aware that several clinical sites involved in our RMC-4630 clinical studies temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future. These developments may delay our clinical trial timelines. Some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct clinical trials and contract research organizations that we may utilize may be impacted by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these trials.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti- Kickback Statute and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

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

•

the Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
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

Our success depends in significant part on our ability and the ability of our collaborators to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our product candidates and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. If we and our collaborators are unable to obtain and maintain sufficient intellectual property protection for our product candidates or the product candidates that we may identify, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize product candidates similar or identical to ours, and our ability (and the ability of our collaborators) to successfully commercialize the product candidates that we (and our collaborators) may pursue may be impaired. We have one issued patent with respect to our SHP2 program, including RMC-4630, and we can provide no assurance that any of our current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. Failure to obtain such issued patents could have a material adverse effect on our and Sanofi’s ability to develop and commercialize SHP2 inhibitor products, including RMC-4630, and on our ability to receive milestone, royalty or other payments from Sanofi pursuant to the Sanofi Agreement.

We seek to protect our proprietary positions by, among other things, filing patent applications in the United States and abroad related to our current product candidates and the product candidates that we may identify. Obtaining, maintaining, defending and enforcing pharmaceutical patents is costly, time consuming and complex, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing, prosecution and maintenance of patent applications, or to maintain the rights to patents licensed to or from third parties.

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

Risks related to employee matters and managing our growth

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

As of December 31, 2020, we had 125 full-time employees, including 103 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we operate as a public company, we expect to need additional managerial, research and development, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;
•

managing our internal development efforts effectively, including the clinical and FDA review process for RMC-4630, RMC-5552 and any other product candidate we develop, while complying with our contractual obligations to contractors and other third parties; and

•	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to advance development of and, if approved, commercialize RMC-4630, RMC-5552 and any other product candidate we develop will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize RMC-4630, RMC-5552 and any future product candidates we develop and, accordingly, may not achieve our research, development and commercialization goals.

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

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements, that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) December 31, 2025, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, our stock price may be depressed, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As of December 31, 2020, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 30.7% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

We and our executive officers and directors and certain of affiliated stockholders have entered into lock-up agreements in connection with our February 2021 public offering with the underwriters under which they have agreed, subject to specific exceptions not to sell, directly or indirectly, any shares of common stock without the permission of J.P. Morgan Securities LLC for a period of 60 days after February 3, 2021. When this lock-up period expires, we and our securityholders subject to a lock-up agreement could sell shares in the public market, which could cause our stock price to fall. J.P. Morgan Securities LLC may, in their sole discretion, permit the persons who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements. Sales of a substantial number of such shares upon expiration of the lock-up agreements, the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

As of December 31, 2020, 10.5 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, as of December 31, 2020, holders of approximately 18.0 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes has been limited by “ownership changes” and may be further limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of our public offerings or other changes in our stock ownership (some of which are not in our control). Use of our federal and state net operating loss carryforwards have been limited as a result of ownership changes and could be further limited if we experience additional ownership changes.

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

General risk factors

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Redwood City, California, where we lease and occupy approximately 61,000 square feet of office and laboratory space. The term of our Redwood City lease expires in December 2030, with an option to extend the term through December 2040.

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

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market price of common stock

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “RVMD” since February 13, 2020.  Prior to that date, there was no public trading market for our common stock.

On February 24, 2021, there were 67 holders of record of our common stock.  We believe actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.  This number of holders of record also does not include stockholders whose share may be held in trust by other entities.

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

Stock performance graph

This graph is not “soliciting material” or deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Revolution Medicines, Inc. under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on February 14, 2020 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2020. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Recent sales of unregistered securities

None.

Use of proceeds from our public offering of common stock

In February 2020, our registration statement on Form S-1 (File No. 333-235968) relating to our IPO of common stock became effective.  The IPO closed on February 18, 2020 at which time we issued 16,100,000 shares of common stock (including the exercise in full by the underwriters of their option to purchase an additional 2,100,000 shares of common stock) at a public offering price of $17.00 per share. We received net proceeds from the IPO of approximately $250.7 million, after deducting the underwriting discounts and commissions of $19.2 million and estimated offering related expenses of $3.8 million.  None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates.  J.P. Morgan Securities LLC, Cowen and Company, LLC, SVB Leerink LLC and Guggenheim Securities, LLC acted as joint book-running managers for the offering.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on February 13, 2020, pursuant to Rule 424(b)(4). We invested the funds received in interest-bearing, investment-grade securities consisting of government securities, corporate bonds, and commercial paper.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the fourth quarter of fiscal 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Repurchased Under the Plans or Programs

October 1, 2020 to October 31, 2020	—	$—	—	—
November 1, 2020 to November 30, 2020	—	—	—	—
December 1, 2020 to December 31, 2020	2,398	0.54	—	—
Total	2,398	$0.54	—	—

All of the shares repurchased, as reflected in the table above, were repurchases of unvested shares of our common stock that had been issued upon early exercise of stock options.  Upon termination of employment of a person holding unvested shares, we are entitled to repurchase the unvested shares.

Item 6.Selected Financial Data.

You should read the selected historical consolidated financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data included in this section are not intended to replace the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  We derived the selected consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018 and the selected consolidated balance sheet data at December 31, 2020 and 2019 from our audited consolidated financial statements included elsewhere in this report on Form 10-K.  The consolidated statement of operations data for the year ended December 31, 2017, and the consolidated balance sheet data as of December 31, 2018 and 2017, was derived from our audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2019.  Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2020	2019	2018	2017
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Collaboration revenue, related party	$42,983	$50,041	$19,420	$—
Collaboration revenue, other	—	—	745	—
Total revenue	42,983	50,041	20,165	—
Operating expenses:
Research and development	132,252	91,755	51,084	26,586
General and administrative	21,428	12,406	9,410	4,543
Total operating expenses	153,680	104,161	60,494	31,129
Loss from operations	(110,697)	(54,120)	(40,329)	(31,129)
Other income (expense), net:
Interest income	2,238	2,189	777	105
Interest expense	(71)	(106)	(116)	(103)
Change in fair value of redeemable convertible preferred stock liability	—	—	(2,121)	—
Total other income (expense), net	2,167	2,083	(1,460)	2
Loss before income taxes	(108,530)	(52,037)	(41,789)	(31,127)
Benefit from income taxes	371	4,373	—	—
Net loss	$(108,159)	$(47,664)	$(41,789)	$(31,127)
Redeemable convertible preferred stock dividends - undeclared and cumulative	(2,219)	(14,238)	(7,031)	(3,763)
Net loss attributable to common stockholders	$(110,378)	$(61,902)	$(48,820)	$(34,890)
Net loss per share attributable to common stockholders - basic and diluted(1)	$(2.01)	$(22.33)	$(21.24)	$(20.25)
Weighted-average common shares used to compute net loss per share, basic and diluted(1)	54,874,119	2,772,589	2,298,820	1,723,387

(1) See Note 14 to our audited consolidated financial statements included elsewhere in this report for an explanation of the calculations of our basic and diluted net loss per share and the weighted-average number of shares used in computing the per share amounts.

	As of December 31,
	2020	2019	2018	2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$440,741	$122,758	$69,586	$9,079
Working capital	406,946	90,929	54,879	1,843
Total assets	567,401	220,529	170,586	15,077
Total liabilities	92,725	67,994	73,927	10,546
Redeemable convertible preferred stock	—	305,109	205,081	72,248
Accumulated deficit	(265,545)	(157,386)	(109,722)	(67,933)
Total stockholders' equity (deficit)	474,676	(152,574)	(108,422)	(67,717)

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

Overview

We are a clinical-stage precision oncology company focused on developing targeted therapies to inhibit frontier targets in RAS-addicted cancers. We possess sophisticated structure-based drug discovery capabilities built upon deep chemical biology and cancer pharmacology know-how and innovative, proprietary technologies that enable the creation of small molecules tailored to unconventional binding sites. Our understanding of genetic drivers and adaptive resistance mechanisms in cancer, coupled with robust drug discovery and medicinal chemistry capabilities, has guided us to establish a deep pipeline targeting critical signaling nodes within the RAS pathway and associated pathways. This cohesive approach underpins our clinical strategy of exploring mechanism-based dosing paradigms and in-pathway combinations to optimize treatment for cancer patients.

Our research and development pipeline comprises RAS(ON) inhibitors that bind directly to RAS variants, which we refer to as RAS(ON) Inhibitors, and RAS companion inhibitors that target key nodes in the RAS pathway or associated pathways, which we refer to as RAS Companion Inhibitors. Our RAS Companion Inhibitors (e.g., SHP2, mTORC1 and SOS1 inhibitors) are designed primarily for combination treatment strategies involving one or more therapeutic agents, which may include our RAS(ON) Inhibitors or other pathway inhibitors.

Our most advanced product candidate is the RAS Companion Inhibitor RMC-4630, designed as a potent and selective inhibitor of SHP2, a central node in the RAS signaling pathway. In collaboration with Sanofi, we are evaluating RMC-4630 in a multi-cohort Phase 1/2 clinical program. This RMC-4630 Phase 1/2 program currently consists of four active clinical trials, one of which includes two arms studying different combinations:

(1)RMC-4630-01, a Phase 1 study of RMC-4630 as monotherapy;

(2)RMC-4630-02, a Phase 1b/2 study which includes an arm studying RMC-4630 in combination with the MEK inhibitor cobimetinib (Cotellic®) and an arm studying RMC-4630 in combination with the EGFR inhibitor osimertinib (Tagrisso®);

(3)an Amgen-sponsored Phase 1b study of RMC-4630 in combination with Amgen’s KRASG12C(OFF) inhibitor, AMG 510 or sotorasib; and

(4)a Sanofi-sponsored Phase 1 study of RMC-4630 in combination with the PD-1 inhibitor pembrolizumab (Keytruda®).

We have selected a recommended Phase 2 dose and schedule for RMC-4630 monotherapy (200 mg on a Day 1/Day 2 (D1D2)) weekly schedule, and are evaluating this compound at this dose and schedule in an expansion cohort of patients with gynecologic tumors harboring NF1LOF mutations in addition to a small safety and tolerability cohort representing a broader set of histotypes and RAS pathway genotypes. We have also selected a recommended Phase 2 dose and schedule for the RMC-4630 and cobimetinib combination (RMC-4630 140 mg and cobimetinib 40 mg administered on a D1D2 weekly schedule), and are evaluating this combination at this dose and schedule in expansion cohorts of patients with colorectal cancer harboring KRASG12V or KRASG12D mutations and others drawing from a broader set of histotypes and RAS pathway genotypes.

Our RAS Companion Inhibitor RMC-5552 is designed as a selective inhibitor of hyperactivated mTORC1 signaling in tumors. We plan to evaluate RMC-5552 as a monotherapy, as well as in combination with RAS inhibitors for patients with cancers harboring a RAS mutation and co-occurring mutations in the mTOR signaling pathway. We submitted an Investigational New Drug Application, or IND, to the U.S. Food and Drug Administration, or FDA, for RMC-5552, and the associated clinical study has been authorized to proceed. We plan to study this candidate first as a monotherapy.

Our RAS Companion Inhibitor RMC-5845 targets SOS1, a protein that plays a key role in converting RAS(OFF) to RAS(ON) in cells. RMC-5845 is in the IND-enabling stage of preclinical development and is intended for select combination therapies for certain genetically-defined tumors.

Our RAS(ON) Inhibitors are based on our proprietary tri-complex technology platform, which enables a highly differentiated approach to inhibiting the active, GTP-bound form of RAS, or RAS(ON). We are developing a portfolio of compounds that we believe are the first and only RAS(ON) inhibitors to use this mechanism of action. RMC-6291, our inhibitor targeting KRASG12C/NRASG12C(ON), and RMC-6236, our inhibitor of multiple RAS variants, which we refer to as RASMULTI(ON), are each in IND-enabling preclinical development. In addition, we have inhibitors targeting KRASG13C(ON) and KRASG12D(ON) in the lead optimization stage of preclinical development.

We have incurred net losses in each year since inception in 2014. Our net losses were $108.2, $47.7 million and $41.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $265.5 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase in connection with our ongoing activities, as we:

•	continue our platform research and drug discovery efforts to identify product candidates;
•	advance product candidates through preclinical programs and clinical trials;
•	manufacture supplies for our preclinical studies and clinical trials;
•	pursue regulatory approval of product candidates;
•	operate as a public company following the completion of our initial public offering in February 2020;
•	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
•	hire additional personnel to support our development programs and secure additional facilities to support our operations.

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

Under the Sanofi Agreement, we have primary responsibility for early clinical development of RMC-4630 pursuant to a development plan that is currently approved through 2021. The development plan and budget beyond 2021 will be determined by a joint research and development committee, over which Sanofi has final decision-making power subject to certain exceptions. Sanofi is responsible to reimburse us for all internal and external costs and expenses to perform our activities under approved development plans. We are responsible for the manufacture of SHP2 inhibitors for Phase 1 and non-registrational Phase 2 clinical trials at Sanofi’s cost, while Sanofi is responsible for manufacturing SHP2 inhibitors for all other clinical trials and commercial supply. Sanofi has the sole right and responsibility to perform all regulatory activities under the Sanofi Agreement, except with respect to certain trials conducted by us or otherwise conducted under our IND, including our current clinical trials evaluating RMC-4630. Once we have completed all clinical trials for a product candidate that are assigned to us under a development plan, all regulatory approvals for such product candidate are automatically assigned to Sanofi.

We are also primarily responsible for performing preclinical research on SHP2 inhibitors, pursuant to a research plan that is currently approved through 2021. The research plan and budget beyond 2021 will be determined by a joint research and development committee, over which Sanofi has final decision-making power subject to certain exceptions. Sanofi is responsible to reimburse us for all internal and external costs and expenses incurred to perform activities under approved research plans, with the exception of internal and external research  costs and expenses under approved research plans for 2019 and 2020, for which Sanofi is obligated to reimburse us for 80% of such costs. We are responsible for 20% of all internal and external research costs incurred under the research plans for 2019 and 2020. Sanofi is responsible to reimburse us for all internal and external costs and expenses incurred under the research plan for 2021.

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

Through December 31, 2020, we have received an aggregate of $126.6 million from Sanofi, including the upfront payment and research and development expense reimbursements.

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

In addition, we recorded $14.6 million in goodwill associated with the Warp Drive acquisition, which largely relates to the establishment of a deferred tax liability for the non-deductible IPR&D intangible assets acquired. Goodwill will not be amortized. Goodwill and IPR&D will be tested at least annually for impairment. No impairment has been recognized as of December 31, 2020.

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

Research and development expenses

We substantially rely on third parties to conduct our preclinical studies, clinical trials and manufacturing. We estimate research and development expenses based on estimates of services performed, and rely on third party contractors and vendors to provide us with timely and accurate estimates of expenses of services performed to assist us in these estimates. Research and development expenses consist primarily of costs incurred for the development of our product candidates and costs associated with identifying compounds through our discovery platform, which include:

•	expenses incurred under agreements with third-party contract organizations, investigative clinical trial sites that conduct research and development activities on our behalf, and consultants;
•	costs related to production of clinical and preclinical materials, including fees paid to contract manufacturers;
•	laboratory and vendor expenses related to the execution of discovery programs, preclinical and clinical trials;
•	employee-related expenses, which include salaries, benefits and stock-based compensation; and
•	facilities and other expenses, which include allocated expenses for rent and maintenance of facilities, depreciation and amortization expense, information technology and other supplies.

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

Under the Sanofi Agreement, all of our RMC-4630 research and development expenses incurred from June 2018 to December 2018 have been reimbursed by Sanofi. All RMC-4630 development expenses and 80% of RMC-4630 research expenses in 2019 and 2020 have been reimbursed by Sanofi or are reimbursable by Sanofi. These reimbursements from Sanofi are recorded as collaboration revenue. We are responsible for early non-registrational clinical trials and Sanofi is responsible for conducting registrational clinical trials.

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

Interest expense

Interest expense primarily consists of interest related to our capital lease and interest on other outstanding obligations.

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

Results of operations

Comparison of the years ended December 31, 2020 and 2019

	Year Ended December 31,
	2020	2019	Increase/ (decrease)
	(in thousands)
Revenue:
Collaboration revenue, related party	$42,983	$50,041	$(7,058)
Collaboration revenue, other	—	—	—
Total revenue	42,983	50,041	(7,058)
Operating expenses:
Research and development	132,252	91,755	40,497
General and administrative	21,428	12,406	9,022
Total operating expenses	153,680	104,161	49,519
Loss from operations	(110,697)	(54,120)	(56,577)
Other income (expense), net:
Interest income	2,238	2,189	49
Interest expense	(71)	(106)	35
Total other income (expense), net	2,167	2,083	84
Loss before income taxes	(108,530)	(52,037)	(56,493)
Benefit from income taxes	371	4,373	(4,002)
Net loss	$(108,159)	$(47,664)	$(60,495)

Collaboration revenue

Collaboration revenue, related party, consists of revenue under the Sanofi Agreement, which was entered into in June 2018. Collaboration revenue, related party, decreased by $7.1 million, or 14%, during the year ended December 31, 2020 compared to the same period in 2019. The decrease in collaboration revenue, related party during the year ended December 31, 2020 was primarily due to lower research and development costs incurred by us for our SHP2 program under the Sanofi Agreement resulting from lower manufacturing costs, which were partially offset by higher clinical trial costs. During the year ended December 31, 2019, we incurred upfront manufacturing costs related to the supply of RMC-4630 for our clinical trials. Cash received from Sanofi during the years ended December 31, 2020 and 2019 was $34.1 million and $35.2 million, respectively. Revenue is recognized based on actual costs incurred relative to total estimated costs expected to fulfill the performance obligation. Accordingly, the timing of revenue recognition is not directly correlated to the timing of cash receipts.

Research and development expenses

Research and development expenses increased by $40.5 million, or 44%, during the year ended December 31, 2020 compared to the same period in 2019. The increase in research and development expenses during the year ended December 31, 2020 was primarily due to a $36.1 million increase in third party costs for our preclinical research portfolio, primarily driven by higher chemistry contract research organization, material sourcing and manufacturing costs for our pre-clinical activities; a $5.6 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $3.1 million increase in stock-based compensation; a $1.3 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; offset by a decrease of $5.9 million in third-party expenses for our SHP2 program resulting from lower manufacturing costs as we incurred upfront manufacturing costs related to the supply of RMC-4630 for our clinical trials.

General and administrative expenses

General and administrative expenses increased by $9.0 million, or 73%, during the year ended December 31, 2020 compared to the same period in 2019. The increase was primarily due to an increase of $2.8 million in insurance costs as a result of becoming a public company; an increase of $2.7 million in stock-based compensation expense; an increase of $2.0 million in salaries and other employee-related expenses due to increased headcount; and an increase of $0.8 million in legal and accounting expenses.

Interest income

Interest income increased by less than $0.1 million the year ended December 31, 2020 compared to the same period in 2019. The increase was due to interest income earned from higher average investment balances resulting from the net proceeds from our Series C preferred stock financing in 2019, initial public offering in February 2020 and follow-on public offering in July 2020 offset by lower interest rates.

Interest expense

Interest expense was $0.1 million for both years ended December 31, 2020 and 2019.

Benefit from income taxes

Benefit from income taxes was $0.4 million for the year ended December 31, 2020 and relates to a reduction in the effective state tax rate and the resulting impact on the deferred tax liabilities from the Warp Drive acquisition. Benefit from income taxes was $4.4 million the year ended December 31, 2019 and relates to net changes in the valuation allowance resulting from the Warp Drive acquisition.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as a result of the Coronavirus pandemic, which contains among other things, numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. We have evaluated the current legislation and at this time, does not anticipate the CARES Act to have a material impact on its financial statements.

Comparison of the years ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018	Increase/ (decrease)
	(in thousands)
Revenue:
Collaboration revenue, related party	$50,041	$19,420	$30,621
Collaboration revenue, other	—	745	(745)
Total revenue	50,041	20,165	29,876
Operating expenses:
Research and development	91,755	51,084	40,671
General and administrative	12,406	9,410	2,996
Total operating expenses	104,161	60,494	43,667
Loss from operations	(54,120)	(40,329)	(13,791)
Other income (expense), net:
Interest income	2,189	777	1,412
Interest expense	(106)	(116)	10
Change in fair value of redeemable convertible preferred stock liability	—	(2,121)	2,121
Total other income (expense), net	2,083	(1,460)	3,543
Loss before income taxes	(52,037)	(41,789)	(10,248)
Benefit from income taxes	4,373	—	4,373
Net loss	$(47,664)	$(41,789)	$(5,875)

Collaboration revenue

Collaboration revenue, related party, consists of revenue under the Sanofi Agreement, which was entered into in June 2018. Collaboration revenue, related party, increased by $30.6 million, or 158%, during the year ended December 31, 2019 compared to the same period in 2018. The increase in collaboration revenue, related party during the year ended December 31, 2019 was primarily due to increased research and development costs incurred by us for our SHP2 program under the Sanofi Agreement, which are subject to reimbursement by Sanofi to us and which advanced into a Phase 1 clinical trial in the third quarter of 2018. 2019 included a full calendar year of reimbursed expenses from Sanofi, whereas 2018 included a partial year. Cash received from Sanofi during the years ended December 31, 2019 and 2018 was $35.2 million and $57.4 million, respectively. Revenue is recognized based on actual costs incurred relative to total estimated costs expected to fulfill the performance obligation. Accordingly, the timing of revenue recognition is not directly correlated to the timing of cash receipts.

Research and development expenses

Research and development expenses increased by $40.7 million, or 80%, during the year ended December 31, 2019 compared to the same period in 2018. The increase in research and development expenses during the year ended December 31, 2019 was primarily due to a $20.6 million increase in third party costs for our preclinical research portfolio primarily driven by higher chemistry contract research organization, material sourcing and manufacturing costs for our pre-clinical activities; a $10.4 million increase in third-party expenses for our SHP2 program resulting from higher clinical trial costs and higher manufacturing costs; a $5.1 million increase in facilities and other allocated expenses as a result of higher rent, lab supplies, utilities and information technology expenses associated with increased headcount; a $2.5 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $1.2 million increase in stock-based compensation; and a $0.9 million increase related to amortization of developed technology acquired as part of the Warp Drive acquisition.

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

Interest expense

Interest expense was $0.1 million for both years ended December 31, 2019 and 2018.

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

Liquidity and capital resources

Liquidity

In February 2020, we closed our IPO and issued 16,100,000 shares of our common stock at a price to the public of $17.00 per share for net proceeds of approximately $250.7 million, after deducting underwriting discounts and commissions of $19.2 million and expenses of $3.8 million.

In July 2020, we issued and sold 6,900,000 shares of our common stock in an underwritten public offering at a price of $26.00 per share for net proceeds of $167.8 million, after deducting underwriting discounts and commissions of $10.8 million and offering expenses of $0.8 million.

In February 2021, we issued and sold 6,666,666 shares of our common stock in an underwritten public offering at a price of $45.00 per share for net proceeds of $281.3 million, after deducting underwriting discounts and commissions of $18.0 million and offering expenses of $0.7 million.

Our operations have been financed primarily by our public offerings of common stock, net proceeds of $230.6 million from the issuance of our preferred stock and $126.6 million received under the Sanofi Agreement for upfront payments and for research and development cost reimbursement

As of December 31, 2020, we had $440.7 million in cash, cash equivalents and marketable securities.

As of December 31, 2020, we had an accumulated deficit of $265.5 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our product candidates and our pre-clinical research portfolio, and to a lesser extent, general and administrative expenditures. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue to advance our product candidates and pre-clinical research portfolio.

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

Cash flows

The following table summarizes our consolidated cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(100,064)	$(49,616)	$1,213
Investing activities	(234,233)	(101,969)	(1,339)
Financing activities	422,776	98,658	60,847
Net change in cash and cash equivalents	$88,479	$(52,927)	$60,721

Cash provided by (used in) operating activities

During the year ended December 31, 2020, cash used in operating activities of $100.1 million was attributable to a net loss of $108.2 million and a net change of $8.3 million in our operating assets and liabilities, partially offset by a net change of $16.4 million in non-cash charges. The non-cash charges primarily consisted of stock-based compensation expense of $8.9 million, depreciation and amortization of $2.6 million, and amortization of operating lease right-of-use asset of $2.9 million. The change in operating assets and liabilities was primarily due to a $11.3 million decrease in deferred revenue associated with the Sanofi Agreement partially offset by a $4.9 million increase in accrued expenses and other current assets.

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

Cash used in investing activities

During the year ended December 31, 2020, cash used in investing activities of $234.2 million, was primarily comprised of purchases of marketable securities of $544.1 million and purchases of property and equipment of $2.9 million, partially offset by cash provided by maturities of marketable securities of $309.8 million and sale of marketable securities of $3.0 million.

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

During the year ended December 31, 2018 cash used in investing activities of $1.3 million was comprised primarily of purchases of property and equipment.

Cash provided by financing activities

During the year ended December 31, 2020, cash provided by financing activities of $422.8 million was comprised $420.1 million in net proceeds from the issuance of common stock related to our IPO in February 2020 and follow-on public offering in July 2020, $1.9 million in proceeds from the issuance of common stock upon the exercise of stock options and $0.8 million in proceeds from the issuance of common stock under the employee stock purchase plan.

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

Contractual obligations and commitments

The following table summarizes our commitments and contractual obligations as of December 31, 2020:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$46,489	$4,381	$9,317	$8,578	$24,213
Finance lease obligations	19	19	—	—	—
Total contractual obligations	$46,508	$4,400	$9,317	$8,578	$24,213

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

Licenses of intellectual property: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from upfront license fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring proportional performance for purposes of recognizing revenue from non-refundable, upfront fees. We evaluate the measure of proportional performance each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

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

Stock-based compensation

We maintain an equity incentive plan as a long-term incentive for employees, consultants and members of our board of directors. The plan allows for the issuance of non-statutory options, or NSOs, incentive stock options, or ISOs, restricted stock unit awards, or RSUs to employees and NSOs and RSUs to nonemployees.

Stock-based compensation is measured using estimated grant date fair value and recognized as compensation expense over the service period in which the awards are expected to vest. The grant date fair value of an RSU award is based on our stock price on the date of grant. For options, we estimate the grant date fair value, and the resulting stock-based compensation, using the Black-Scholes option-pricing model, and we use the straight-line method for expense attribution. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculations, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility of our common stock, the related risk-free interest rate and the expected dividend. We have elected to recognize forfeitures of stock-based awards as they occur.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to determine the fair value of stock-based awards. These assumptions include:

•

Expected Term— The expected term is calculated using the simplified method, which is available where there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the maximum contractual expiration date is used as the expected term under this method.

•

Expected Volatility— Given that we do not have sufficient trading history for our common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty.

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

For further information regarding our significant accounting policies, see “Note 2. Summary of significant accounting policies” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.

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

We held cash, cash equivalents and marketable securities of $440.7 million as of December 31, 2020, which consisted of bank deposits, money market funds, U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. We held cash, cash equivalents and marketable securities of $122.8 million as of December 31, 2019, which consisted of bank deposits, money market funds, U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate one percent change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

Item 8. Financial Statements and Supplementary Data.

REVOLUTION MEDICINES, INC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Revolution Medicines, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Revolution Medicines, Inc. and its subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal year 2020.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 2, 2021

We have served as the Company’s auditor since 2017.

REVOLUTION MEDICINES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$104,268	$16,659
Marketable securities	336,473	106,099
Receivable from related party	6,393	8,737
Prepaid expenses and other current assets	6,988	2,486
Total current assets	454,122	133,981
Property and equipment, net	8,902	7,147
Operating lease right-of-use asset	27,435	—
Intangible assets, net	60,945	62,013
Goodwill	14,608	14,608
Restricted cash	1,084	214
Other noncurrent assets	305	2,566
Total assets	$567,401	$220,529
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$12,609	$11,400
Accrued expenses and other current liabilities	18,784	14,528
Operating lease liability	3,672	—
Deferred revenue, related party, current	12,111	17,124
Total current liabilities	47,176	43,052
Deferred rent, noncurrent	—	1,741
Deferred revenue, related party, noncurrent	8,481	14,727
Deferred tax liability	7,444	7,819
Operating lease liability	28,992	—
Other noncurrent liabilities	632	655
Total liabilities	92,725	67,994
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.0001 par value; zero and 192,904,770 shares authorized at December 31, 2020 and 2019, respectively; zero and 39,600,423 shares issued and outstanding at December 31, 2020 and 2019, respectively; aggregate liquidation preference of zero and $308,688 at December 31, 2020 and 2019, respectively	—	305,109
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and zero shares authorized at December 31, 2020 and 2019, respectively; zero shares issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 and 249,000,000 shares authorized at December 31, 2020 and 2019, respectively; 66,599,748 and 3,292,124 shares issued and outstanding at December 31, 2020 and 2019, respectively	7	—
Additional paid-in capital	740,098	4,738
Accumulated other comprehensive income	116	74
Accumulated deficit	(265,545)	(157,386)
Total stockholders' equity (deficit)	474,676	(152,574)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$567,401	$220,529

The accompanying notes are an integral part of these Consolidated Financial Statements

REVOLUTION MEDICINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Collaboration revenue, related party	$42,983	$50,041	$19,420
Collaboration revenue, other	—	—	745
Total revenue	42,983	50,041	20,165
Operating expenses:
Research and development	132,252	91,755	51,084
General and administrative	21,428	12,406	9,410
Total operating expenses	153,680	104,161	60,494
Loss from operations	(110,697)	(54,120)	(40,329)
Other income (expense), net:
Interest income	2,238	2,189	777
Interest expense	(71)	(106)	(116)
Change in fair value of redeemable convertible preferred stock liability	—	—	(2,121)
Total other income (expense), net	2,167	2,083	(1,460)
Loss before income taxes	(108,530)	(52,037)	(41,789)
Benefit from income taxes	371	4,373	—
Net loss	$(108,159)	$(47,664)	$(41,789)
Redeemable convertible preferred stock dividends - undeclared and cumulative	(2,219)	(14,238)	(7,031)
Net loss attributable to common stockholders	$(110,378)	$(61,902)	$(48,820)
Net loss per share attributable to common stockholders - basic and diluted	$(2.01)	$(22.33)	$(21.24)
Weighted-average common shares used to compute net loss per share, basic and diluted	54,874,119	2,772,589	2,298,820

The accompanying notes are an integral part of these Consolidated Financial Statements

REVOLUTION MEDICINES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(108,159)	$(47,664)	$(41,789)
Other comprehensive income/(loss):
Unrealized gain (loss) on investments, net	42	74	—
Total comprehensive loss	$(108,117)	$(47,590)	$(41,789)

The accompanying notes are an integral part of these Consolidated Financial Statements

REVOLUTION MEDICINES, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

						Accumulated
	Redeemable Convertible				Additional	other		Total
	Preferred Stock		Common Stock		Paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	income	Deficit	Equity (Deficit)
Balance at December 31, 2017	14,430,799	$72,248	2,673,828	$—	$216	$—	$(67,933)	$(67,717)
Issuance of Series B redeemable convertible preferred stock for cash at $7.30 per share, net of issuance costs of $204, adjusted for the redeemable convertible preferred stock liability of $2,121	7,731,155	58,347	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock on acquisition of Warp Drive	6,797,915	68,144	—	—	—	—	—	—
Convertible note payable converted into Series B redeemable convertible preferred stock	200,493	2,010	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock for cash at $10.03 per share, net of issuance costs of $34	435,547	4,332	—	—	—	—	—	—
Issuance of common stock pursuant to stock option exercises	—	—	107,194	—	47	—	—	47
Issuance of common stock pursuant to early exercised stock options	—	—	546,602	—	—	—	—	—
Vesting of early exercised stock options and restricted stock	—	—	—	—	182	—	—	182
Repurchases of early exercised stock	—	—	(118,700)	—	—			—
Stock-based compensation expense	—	—	—	—	855	—	—	855
Net loss	—	—	—	—	—	—	(41,789)	(41,789)
Balance at December 31, 2018	29,595,909	$205,081	3,208,924	—	1,300	—	(109,722)	(108,422)
Issuance of Series C redeemable convertible preferred stock for cash at $10.03 per share, net of issuance costs of $254	10,004,514	100,028	—	—	—	—	—	—
Issuance of common stock pursuant to stock option exercises	—	—	70,250	—	114	—	—	114
Issuance of common stock pursuant to early exercised stock options	—	—	100,860	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	163	—	—	163
Repurchases of early exercised stock	—	—	(87,910)	—	—	—		—
Stock-based compensation expense	—	—	—	—	3,161	—	—	3,161
Net unrealized gains on marketable securities	—	—	—	—	—	74	—	74
Net loss	—	—	—	—	—	—	(47,664)	(47,664)
Balance at December 31, 2019	39,600,423	$305,109	3,292,124	—	4,738	74	(157,386)	(152,574)
Conversion of redeemable convertible preferred stock into common stock	(39,600,423)	(305,109)	39,600,423	4	305,105	—	—	305,109
Issuance of common stock upon initial public offering, net of offering costs of $23,003	—	—	16,100,000	2	250,695	—	—	250,697
Issuance of common stock upon follow-on offering, net of offering costs of $11,633	—	—	6,900,000	1	167,766	—	—	167,767
Issuance of common stock pursuant to stock option exercises	—	—	694,441	—	1,877	—	—	1,877
Issuance of common stock related to employee stock purchase plan	—	—	29,237	—	832	—	—	832
Issuance of common stock related to vesting of restricted stock units	—	—	1,681	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	199	—	—	199
Repurchases of early exercised stock	—	—	(18,158)	—	—	—		—
Stock-based compensation expense	—	—	—	—	8,886	—	—	8,886
Net unrealized gains on marketable securities	—	—	—	—	—	42	—	42
Net loss	—	—	—	—	—	—	(108,159)	(108,159)
Balance at December 31, 2020	—	$—	66,599,748	$7	$740,098	$116	$(265,545)	$474,676

The accompanying notes are an integral part of these Consolidated Financial Statements

REVOLUTION MEDICINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(108,159)	$(47,664)	$(41,789)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of intangible assets	1,068	1,069	198
Stock-based compensation expense	8,886	3,161	855
Depreciation and amortization	2,611	2,273	1,566
Loss on disposal of property and equipment	—	226	201
Loss on disposal of held for sale assets	—	597	—
Net amortization (accretion) of premium (discount) on marketable securities	968	(450)	—
Amortization of operating lease right-of-use asset	2,866	—	—
Change in fair value of redeemable convertible preferred stock liability	—	—	2,121
Changes in operating assets and liabilities:
Receivable from related party	2,344	(1,434)	(7,303)
Prepaid expenses and other current assets	(1,924)	(541)	(909)
Accounts payable	305	5,264	109
Accrued expenses and other current liabilities	4,855	6,042	1,906
Deferred revenue, related party	(11,259)	(13,392)	44,499
Deferred rent	—	(513)	(552)
Operating lease liability	(2,565)	—	—
Deferred tax liability	(375)	(4,373)	—
Other noncurrent assets	139	(65)	—
Other noncurrent liabilities	176	184	311
Net cash provided by (used in) operating activities	(100,064)	(49,616)	1,213
Cash flows from investing activities
Purchases of marketable securities	(544,133)	(172,266)	—
Sales of marketable securities	3,005	11,200	—
Maturities of marketable securities	309,828	55,490	—
Purchases of property and equipment	(2,933)	(2,589)	(1,499)
Proceeds from sales of property and equipment	—	196	—
Proceeds from sale of held for sale assets	—	6,000	—
Cash acquired in Warp Drive acquisition, net	—	—	160
Net cash used in investing activities	(234,233)	(101,969)	(1,339)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	420,067	—	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	100,028	60,558
Proceeds from issuance of common stock under equity incentive plans	1,877	277	420
Proceeds from issuance of common stock under employee stock purchase plan	832	—	—
Repurchases of early exercised stock options	—	(45)	(131)
Payments of deferred offering costs	—	(1,602)	—
Net cash provided by financing activities	422,776	98,658	60,847
Net (decrease) increase in cash, cash equivalents and restricted cash	88,479	(52,927)	60,721
Cash, cash equivalents and restricted cash - beginning of year	16,873	69,800	9,079
Cash, cash equivalents and restricted cash - end of year	$105,352	$16,873	$69,800
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	104,268	16,659	69,586
Restricted cash	1,084	214	214
Cash, cash equivalents and restricted cash - end of year	$105,352	$16,873	$69,800
Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised options and restricted stock	$199	$163	$182
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	1,813	380	233
Right-of-use assets obtained in exchange for operating lease liabilities	21,188	—	—
Redeemable convertible preferred stock issued in Warp Drive acquisition	—	—	68,144
Extinguishment of redeemable convertible preferred stock liability	—	—	2,314
Unpaid deferred offering costs	—	519	—
Unpaid consideration for Warp Drive acquisition included within accrued expenses and other current liabilities	—	—	102
Conversion of convertible note payable into Series B redeemable convertible preferred stock	—	—	2,010

The accompanying notes are an integral part of these Consolidated Financial Statements

REVOLUTION MEDICINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Revolution Medicines, Inc. (the Company) is a clinical-stage precision oncology company focused on developing targeted therapies to inhibit frontier targets in RAS-addicted cancers. The Company was founded in October 2014 and is headquartered in Redwood City, California.

Liquidity

The Company has incurred net operating losses in each year since inception. As of December 31, 2020, the Company had an accumulated deficit of $265.5 million. Management believes that its existing cash, cash equivalents and marketable securities will enable the Company to fund its planned operations for at least 12 months following the issuance date of these consolidated financial statements. The Company has been able to fund its operations through the issuance and sale of common stock and redeemable convertible preferred stock in addition to upfront payments and research and development cost reimbursement received under the Company’s collaboration agreement with Genzyme Corporation, an affiliate of Sanofi. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and payments the Company may receive under the Sanofi collaboration agreement or future collaboration agreements, if any. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

Public offerings

On February 2020, the Company closed its initial public offering (IPO), and issued 16,100,000 shares of its common stock (including the exercise in full by the underwriters of their option to purchase an additional 2,100,000 shares of common stock) at a price to the public of $17.00 per share for net proceeds of $250.7 million, after deducting underwriting discounts and commissions of $19.2 million and expenses of $3.8 million.

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

In February 2021, the Company issued and sold 6,666,666 shares of its common stock in an underwritten public offering at a price of $45.00 per share (including the exercise in full by the underwriters of their option to purchase an additional 869,565 shares of its common stock) for net proceeds of approximately $281.3 million, after deducting underwriting discounts and commissions.

2.	Summary of significant accounting policies

Basis of presentation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and applicable rules of the Securities and Exchange Commission (SEC) regarding financial reporting and, in the opinion of management, include all normal and recurring adjustments which are necessary to state fairly the Company's financial position and results of operations for the reported periods. The consolidated financial statements for the years ended December 31, 2020, 2019 and 2018 include the accounts of the Company and its wholly owned subsidiary, Warp Drive Bio, Inc. (Warp Drive). All intercompany balances and transactions have been eliminated in consolidation. The functional and reporting currency of the Company and its subsidiary is the U.S. dollar.

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

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical accruals, valuation of in-process research and development and developed technologies, income taxes, useful lives of property and equipment and intangible assets, impairment of goodwill, and stock-based compensation. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, financial condition and results of operations is highly uncertain and subject to change. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there was not a material impact to the Company’s consolidated financial statements as of and for the twelve months ended December 31, 2020. Actual results could materially differ from the Company’s estimates, and there may be changes to the estimates in future periods.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2020 and 2019, cash equivalents consist of amounts invested in money market funds and investments in U.S. government agency bonds, commercial paper and corporate bonds with original maturities of three months or less at the date of purchase.

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

The Company periodically evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. The Company considers various factors in determining whether to recognize an impairment charge. If the Company determines that the decline in an investment’s fair value is other-than-temporary, the difference is recognized as an impairment loss in the consolidated statements of operations. As of December 31, 2020, no other-than-temporary-impairment has been recorded.

Restricted cash

As of December 31, 2020 and 2019, the Company had $1.1 million and $0.2 million, respectively, of noncurrent restricted cash related to Company issued letters of credit in connection with leases. These amounts are held in separate bank accounts to support letter of credit agreements for the leases.

Concentration of credit risk and other risks and uncertainties

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. The Company’s cash is held by two financial institution in the United States, which management believes to be of high credit quality. The Company invests in money market funds, U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company is subject to credit risk as its receivable and collaboration revenue, related party are entirely related to its collaboration agreement with Sanofi. See Note 9, “Sanofi collaboration agreement.”

The Company’s clinical trial sites for its RMC-4630 clinical studies may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. The Company is aware that several clinical sites involved in its RMC-4630 clinical studies temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future. These developments may delay the Company’s clinical trial timelines. Some of the Company’s third-party manufacturers which it uses for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests and clinical trials and contract research organizations may be impacted by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, the Company would likely experience delays in advancing clinical trials.

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

Acquired intangible assets

Indefinite-lived intangible assets represent the estimated fair value assigned to in-process research and development (IPR&D) acquired in a business combination. The Company reviews indefinite-lived intangible assets for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, then it is written down to its adjusted fair value. As of December 31, 2020, there have been no such impairments. For IPR&D, if a product candidate derived from the indefinite-lived intangible asset is developed and commercialized, the useful life will be determined, and the carrying value will be amortized prospectively over that estimated useful life. Alternatively, if a product candidate is abandoned, the carrying value of the intangible asset will be charged to research and development expenses in the consolidated statements of operations.

Finite-lived intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date and are carried at cost less accumulated amortization and impairment. Amortization is computed using the straight-line method over the estimated useful lives of the respective finite-lived intangible assets. Intangible assets are reviewed for impairment at least annually or more frequently if indicators of potential impairment exist. As of December 31, 2020, no such impairment has been recorded.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired in a business combination. The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first assessing the qualitative factors to determine whether it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount. Qualitative indicators assessed include consideration of macroeconomic, industry and market conditions, the Company’s overall financial performance and personnel or strategy changes. Based on the qualitative assessment, if it is determined that it is more likely than not that its fair value is less than its carrying amount, the fair value of the Company’s single reporting unit is compared to its carrying value. Any excess of the goodwill carrying amount over the fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of December 31, 2020, no goodwill impairment has been identified.

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

Research and development expenditures

Research and development expenses consist of costs incurred for the Company’s own and for collaborative research and development activities. Research and development costs are expensed as incurred. Research and development costs consist of salaries and benefits, including associated stock-based compensation, and laboratory supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities on the Company’s behalf. The Company estimates preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions and contract research organizations and clinical manufacturing organizations that conduct and manage preclinical studies and clinical trials on the Company’s behalf based on actual time and expenses incurred by them. Further, the Company accrues expenses related to clinical trials based on the level of patient activity according to the related agreement. The Company monitors patient enrollment levels and related activity to the extent reasonably possible and adjusts estimates accordingly.

Stock-based compensation

The Company measures its stock-based awards granted to employees and directors based on the estimated fair values of the awards and recognizes the compensation on a straight-line basis over the requisite service period. The fair value of options issued under the employee stock purchase plan is calculated using the Black-Scholes option-pricing model. Restricted stock units are valued based on the closing price of the Company’s common stock on the date of grant.

Comprehensive loss

For the years ended December 31, 2020 and 2019, other comprehensive loss includes net unrealized gains on marketable securities. For the year ended December 30, 2018, there were no components of other comprehensive loss for the Company, and comprehensive loss is the same as the net loss.

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

The Company recognizes uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Changes in recognition or measurement are reflected in the period in which judgment occurs. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of interest expense.

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

Deferred offering costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ deficit (equity) as a reduction of additional paid-in capital generated as a result of the equity financing. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. As of December 31, 2020 and 2019, zero and $2.1 million of deferred offering costs, respectively, were capitalized in other noncurrent assets on the consolidated balance sheets.

Segment reporting

The Company has one operating and reportable segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources and evaluating financial performance. All of the Company’s long-lived assets are located in the United States.

Retirement plans

The Company maintains a 401(k) retirement plan for its employees. The Company is responsible for administrative costs of the 401(k) plan. The Company may, at its discretion, make matching or profit-sharing contributions to the 401(k) plan. For the years ended December 31, 2020, 2019 and 2018, the Company made $0.2 million, $0.2 million and zero matching contributions, respectively, under the plan.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB, under its ASC or other standard setting bodies, and adopted by the Company as of the specified effective date, unless otherwise discussed below.

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

The Company adopted these ASUs on January 1, 2020. For its operating leases with a term greater than twelve months, the Company recognizes a right-of-use asset and a lease liability on its consolidated balance sheets. The Company adopted the new standard using the modified retrospective approach, which resulted in the initial recognition of a lease liability of $11.5 million, and a right‑to‑use asset of $9.1 million, with no adjustment to the accumulated deficit balance. In connection with the lease adoption, the Company also derecognized deferred rent of $2.4 million. The adoption of the new standard did not have an impact on the consolidated statements of operations. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that the Company would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. In order to estimate the incremental borrowing rate, management estimated its credit rating, adjusted the credit rating for the nature of the collateral, and benchmarked the borrowing rate against observable yields on comparable securities with a similar term. As of the adoption date, the Company estimated the incremental borrowing rate to be approximately 5%. The Company determined the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. The Company elected the practical expedients permitted under ASU 2018-11, which among other things, allowed the Company to carry forward the historical lease classification of those leases in place as of January 1, 2020. The Company elected to exclude from its consolidated balance sheets recognition of leases having a term of 12 months or less (short-term leases). The Company elected to apply the practical expedient and accounted for each lease component and related non-lease component as one single component.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company adopted ASU 2018-07 on January 1, 2020 and concluded that adoption of the standard did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement Disclosure Framework (ASU 2018-13). ASU 2018-13 is part of a broader disclosure framework project by the FASB to improve the effectiveness of disclosures by more clearly communicating the information to the user. ASU 2018-13 is applicable to the Company for the fiscal year beginning after December 15, 2019. The Company adopted the standard on January 1, 2020 and concluded that adoption of the standard did not have a material impact on its consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18). ASU 2018-18 clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the counterparty is a customer for a distinct good or service (i.e. a unit of account). For units of account that are in the scope of Topic 606, all of the guidance in Topic 606 should be applied, including the guidance on recognition, measurement, presentation and disclosure. ASU 2018-18 also adds a reference in ASC Topic 808, Collaborative Arrangements (Topic 808) to the unit of account guidance in Topic 606 and requires that it be applied only to assess whether transactions in a collaborative arrangement are in the scope of Topic 606. ASU 2018-18 preclude entities from presenting amounts related to transactions with a counterparty in a collaborative arrangement that is not a customer as revenue from contracts with customers. The Company adopted the standard on January 1, 2020 and concluded that adoption of the standard did not have a material impact on its consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. This ASU is effective for the Company for the fiscal year beginning after December 15, 2020, and interim periods within fiscal years beginning after December 31, 2021. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

In December 2019, the Financial Accounting Standards Board (FASB) issued ASU 2019-12, Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance. This ASU is effective for the Company for the fiscal year beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2021. ASU 2019-12 will be effective for the Company in the first quarter of 2021 with early adoption permitted. The Company is currently assessing the impact of ASU 2019-12 on its consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs (ASU 2020-08). This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early application is not permitted. All entities should apply ASU 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company is currently evaluating the impact of ASU 2020-08 on the Company’s consolidated financial statements.

In October 2020, FASB issued ASU2020-10, Codification Improvements. This update contains amendments that improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50). Many of the amendments arose because the Board provided an option to give certain information either on the face of the financial statements or in the notes to financial statements and that option only was included in the Other Presentation Matters Section (Section 45) of the Codification. The option to disclose information in the notes to financial statements should have been codified in the Disclosure Section as well as the Other Presentation Matters Section (or other Section of the Codification in which the option to disclose in the notes to financial statements appears). The amendments in this Update do not change GAAP and, therefore, are not expected to result in a significant change in practice. The amendments are effective for the Company for fiscal years beginning after December 15, 2021, including interim period within those fiscal years. Early adoption is permitted. Adoption shall be applied retrospectively. The Company is currently evaluating the impacts of the provisions of ASU 2020-10 on its consolidated financial statements and related disclosures.

3.	Fair value measurements

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds (1)	$16,696	$16,696	$—	$—
Commercial paper (1, 2)	151,663	—	151,663	—
U.S. government and agency securities (1, 2)	270,520	—	270,520	—
Corporate bonds (1, 2)	3,200	—	3,200	—
Total	$442,079	$16,696	$425,383	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds (1)	$9,369	$9,369	$—	$—
Commercial paper (2)	32,597	—	32,597	—
U.S. government and agency securities (2)	42,814	—	42,814	—
Corporate bonds (2)	38,837	—	38,837	—
Total	$123,617	$9,369	$114,248	$—

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

The following tables summarize the estimated value of the Company’s available-for-sale marketable securities and cash equivalents and the gross unrealized gains and losses:

	December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$69,871	$—	$(5)	$69,866
U.S. government and agency securities	266,481	131	(5)	266,607
Total marketable securities	336,352	131	(10)	336,473
Cash equivalents:
Money market funds	16,696	—	—	16,696
Commercial paper	81,800	—	(3)	81,797
U.S. government and agency securities	3,913	—	—	3,913
Corporate bonds	3,202	—	(2)	3,200
Total cash equivalents	105,611	—	(5)	105,606
Total available-for-sale investments	$441,963	$131	$(15)	$442,079

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$24,446	$3	$(1)	$24,448
U.S. government and agency securities	42,777	39	(2)	42,814
Corporate bonds	38,802	37	(2)	38,837
Total marketable securities	106,025	79	(5)	106,099
Cash equivalents:
Money market funds	9,369	—	—	9,369
Commercial paper	8,149	—	—	8,149
Total cash equivalents	17,518	—	—	17,518
Total available-for-sale investments	$123,543	$79	$(5)	$123,617

The amortized cost and estimated fair value of the Company’s available-for-sale marketable securities and cash equivalents by contractual maturity are summarized below as of December 31, 2020:

	December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Mature in one year or less	$409,968	$127	$(15)	$410,080
Mature after one year through two years	31,995	4	—	31,999
Total marketable securities	$441,963	$131	$(15)	$442,079

5.	Balance sheet components

Property and equipment, net

Property and equipment, net consists of the following:

	December 31,
	2020	2019
	(in thousands)
Laboratory equipment	$9,978	$8,032
Leasehold improvements	3,387	3,342
Computer equipment and software	1,578	1,284
Furniture and fixtures	48	48
Construction in progress	1,981	—
	16,972	12,706
Less: accumulated depreciation and amortization	(8,070)	(5,559)
Property and equipment, net	$8,902	$7,147

Depreciation and amortization expense for property and equipment amounted to $2.6 million, $2.3 million and $1.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2020	2019
	(in thousands)
Accrued compensation	$7,736	$4,069
Accrued research and development	10,459	7,195
Deferred rent, current	—	609
Accrued professional services	492	1,607
Other	97	1,048
Total accrued expenses and other current liabilities	$18,784	$14,528

6.	Acquisition of Warp Drive

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

The valuation of the developed technology—tri-complex platform was based on a replacement cost approach as the Company’s management intends to leverage the platform internally, but does not have the ability to assign a specific income stream to the asset. The tri-complex platform was accounted for as developed technology and is being amortized over 7 years. Amortization expense for the years ended December 31, 2020, 2019 and 2018 was $1.1 million, $1.1 million and $0.2 million, respectively.

The genome mining platform, including the associated Roche collaboration agreement, was accounted for as held for sale developed technology and was divested in January 2019 to Gingko Bioworks (Gingko). The Company received $6.0 million in cash consideration from Gingko and Roche as part of the transaction, and is entitled to receive up to 25% of future milestones earned by Gingko under the collaboration agreement with Roche included as part of this sale. The Company recognized a loss on disposal of $0.6 million during the year ended December 31, 2019, which was recorded in research and development expenses in the consolidated statements of operations.

The Company assumed a convertible promissory note (the Convertible Note), as part of the Company’s acquisition of Warp Drive. See Note 15, “Related party relationships.”

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

Year Ended December 31,
2018
(unaudited, in thousands)
Revenue	$20,302
Net loss	(57,151)

Revenues associated with Warp Drive included in the Company’s consolidated statement of operations were $0.7 million for the period from acquisition date to December 31, 2018. Net loss associated with Warp Drive included in the Company’s consolidated statement of operations was $4.2 million for the period from the acquisition date to December 31, 2018.

7.	Intangible assets and goodwill

Intangible assets, net

Intangible assets, net consist of the following as of December 31, 2020:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development - RAS Programs	$55,800	$—	$55,800	n/a
Developed technology - tri-complex platform	7,480	(2,335)	5,145	4.8
Total	$63,280	$(2,335)	$60,945

Amortization expense for the years ended December 31, 2020, 2019 and 2018 were $1.1 million, $1.1 million and $0.2 million, respectively. See Note 6, “Acquisition of Warp Drive”, for a description of the assets acquired as part of the Warp Drive acquisition.

As of December 31, 2020, future amortization expense is as follows:

Amount
(in thousands)
2021	1,069
2022	1,069
2023	1,069
2024	1,069
2025	869
Total	$5,145

Intangible assets, net consist of the following as of December 31, 2019:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development - RAS Programs	$55,800	$—	$55,800	n/a
Developed technology - tri-complex platform	7,480	(1,267)	6,213	5.8
Total	$63,280	$(1,267)	$62,013

Goodwill

Goodwill consists of the following:

(in thousands)
Balance at December 31, 2019	$14,608
Adjustment	—
Balance at December 31, 2020	$14,608

No impairment has been recognized as of December 31, 2020. Goodwill recorded is not deductible for income tax purposes.

8.	Commitments and contingencies

Leases

In January 2015, as amended in September 2016, the Company entered into an operating lease for approximately 42,000 square feet of office and laboratory space located at 700 Saginaw Drive, Redwood City, California (the 700 Building), with a term through April 2023. In April 2020, the Company amended the lease to lease an additional 19,000 square feet of office, laboratory and research and development space located at 300 Saginaw Drive, Redwood City, California (the 300 Building), beginning on December 15, 2020 and ending December 31, 2030, and to extend the Company’s existing lease term for the 700 Building until December 31, 2030. The Company has the option to extend the lease term for the 700 Building and the 300 Building together for an additional ten years after December 31, 2030.

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

In conjunction with the lease agreement, the Company paid a security deposit of $0.3 million which is included in other noncurrent assets on the consolidated balance sheets as of December 31, 2019 and 2018, respectively. In connection with the lease amendment the Company issued a letter of credit for $0.9 million, which is included in restricted cash on the consolidated balance sheet as of December 31, 2020.

Through December 31, 2020, the landlord has provided the Company with $3.4 million in tenant improvement allowances for the 700 Building, which were recognized as a lease incentive. The lease amendment provides the Company with an additional tenant improvement allowance for a total of $3.2 million to complete the renovation to the 300 building, which the Company has determined to be lessee owned. The lease incentive is being amortized as an offset to rent expense over the lease term in the consolidated statements of operations.

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

In July 2015, as amended in March 2016 and September 2016, the Company subleased a portion of the Redwood City Lease to Pliant Therapeutics, Inc., a related party, which expired in June 2018. Sublease income of zero, zero and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, was recorded as an offset to rent expense in the consolidated statements of operations.

As part of the Warp Drive acquisition in October 2018, the Company assumed an operating lease for approximately 22,000 square feet of office and laboratory space located in Cambridge, Massachusetts (Cambridge Lease), which expires in February 2023, with an option to extend the term through February 2028, subject to certain conditions. In March 2019, the Company fully subleased the Cambridge Lease to Casma Therapeutics, Inc. (Casma), a related party, on financial terms substantially the same as the original lease. The sublease term with Casma is through the remainder of the Cambridge Lease term. The sublease by Casma and related sublease payments by Casma to the Company are fully guaranteed by Third Rock Ventures, LLC, a related party. In conjunction with the Cambridge Lease, the Company issued a letter of credit for $0.2 million, which is included in restricted cash on the consolidated balance sheets as of December 31, 2020 and 2019.

The balance sheet classification of the Company’s lease liabilities was as follows:

December 31, 2020
(in thousands)
Operating lease liabilities:
Operating lease liability – current	$3,672
Operating lease liability – noncurrent	28,992
Total operating lease liabilities	32,664
Financing lease liabilities:
Accrued expenses and other current liabilities	19
Total financing lease liabilities	19
Total lease liabilities	$32,683

For the year ended December 31, 2020, operating lease cost was $2.7 million, net of sublease income of $1.9 million and tenant improvement allowance credits of $0.2 million. The operating cash flows for operating leases were $2.6 million year ended December 31, 2020. Short-term lease costs were immaterial for the year ended December 31, 2020.

As of December 31, 2020, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2021	$4,381
2022	5,144
2023	4,173
2024	4,215
2025	4,363
Thereafter	24,213
Total undiscounted lease payments	$46,489
Less: Imputed interest	(10,669)
Less: Tenant improvement allowance	(3,156)
Total operating lease liabilities	$32,664
The amounts reflected in the table above include the Company’s lease payments for the Cambridge lease, but do not reflect any offset for the sublease payments the Company is entitled to receive from Casma. The amounts representing the tenant improvement allowance, which are recorded in prepaid expenses and other current assets, are expected to be fully received by the Company by the end of the first quarter of 2021.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted-average discount rate used to determine the operating lease liability was 7.1%. As of December 31, 2020, the weighted-average remaining lease term is 9.1 years.

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

Rent expense under ASC840 for the years ended December 31, 2019 and 2018 was $2.0 million and $1.5 million, respectively, net of sublease income and tenant improvement allowance credits. The terms of the facility leases provide for rental payments on a graduated scale; however, rent expense was recognized on a straight-line basis over the lease term. As of December 31, 2019, $2.4 million was included as deferred rent, which includes the deferred tenant improvement allowance and straight-line rent. The current portion of deferred rent is included in accrued expenses and other current liabilities and the noncurrent portion of deferred rent is included in deferred rent, noncurrent on the consolidated balance sheets.

Legal matters

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that losses will be incurred and these losses can be reasonably estimated. As of December 31, 2020 and 2019, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

In June 2018, the Company entered into a collaborative research, development and commercialization agreement (the Sanofi Agreement) with Aventis, Inc. (an affiliate of Sanofi) to research and develop SHP2 inhibitors, including RMC-4630, for any indications. The Sanofi Agreement was assigned to Genzyme Corporation, a Sanofi affiliate, in December 2018. Pursuant to the Sanofi Agreement, the Company granted Sanofi a worldwide, exclusive, sublicensable (subject to the Company’s consent in certain circumstances) license under certain of the Company’s patents and know-how to research, develop, manufacture, use, sell, offer for sale, import and otherwise commercialize SHP2 inhibitors, including RMC-4630, for any and all uses, subject to the Company’s exercise of rights and performance obligations under the Sanofi Agreement.

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

The Company is also primarily responsible for performing preclinical research on SHP2 inhibitors, pursuant to a research plan that is currently approved through 2021. The research plan and budget beyond 2021 will be determined by a joint research and development committee, over which Sanofi has final decision-making power subject to certain exceptions. Sanofi is responsible to reimburse the Company for all internal and external costs and expenses incurred to perform activities under the approved research plans, with the exception of internal and external research costs and expenses under the approved research plans for 2019 and 2020, for which Sanofi is obligated to reimburse the Company for 80% of such costs. The Company is responsible for 20% of all internal and external research costs incurred under the research plans for 2019 and 2020. Sanofi is responsible to reimburse the Company for all internal and external costs and expenses incurred under the research plan for 2021.

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

The Company determined that the transaction price of the Sanofi Agreement was $196.1 million as of December 31, 2020. In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. The Company determined that the $50.0 million upfront payment and $146.1 million of estimated variable consideration for expense reimbursements from Sanofi for agreed upon research and development services as of December 31, 2020 constituted consideration to be included in the transaction price, which is to be allocated to the combined performance obligation. Development and regulatory milestones under the Sanofi Agreement were considered but not included in the transaction price, as it is probable that a significant revenue reversal could occur if they were included. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

During the years ended December 31, 2020, 2019 and 2018, the Company recognized $43.0 million, $50.0 million and $19.4 million of collaboration revenue associated with this agreement, respectively.

As of December 31, 2020 and 2019, $12.1 million and $17.1 million of deferred revenue, related party is classified as current and $8.5 million and $14.7 million is classified as noncurrent.

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

Upon the closing of the IPO in February 2020, all shares of redeemable convertible preferred stock then outstanding converted into 39,600,423 shares of common stock. There were no shares of redeemable convertible preferred stock outstanding as of December 31, 2020.

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

The holders of the Company’s redeemable convertible preferred stock had various rights, preferences, and privileges as follows:

Conversion rights

Each share of redeemable convertible preferred stock were convertible, at the option of the holder, into such number of fully paid shares of common stock as were determined by dividing the original issue price by the conversion price in effect at the time of conversion. As of December 31, 2019, the initial conversion price per share of redeemable convertible preferred stock were equivalent to the original issue price. The original issuance price was $4.87 per share for the Series A redeemable convertible preferred stock, $7.30 per share for the Series B redeemable convertible preferred stock and $10.03 for the Series C redeemable convertible preferred stock.

The respective applicable conversion price were subject to adjustment upon any future stock splits or stock combinations, reclassifications or exchanges of similar stock, upon a reorganization, recapitalization, merger or consolidation of the Company, or upon the issuance or sale by the Company of common stock for consideration less than the applicable conversion price.

Each share of Series A, B and C redeemable convertible preferred stock automatically converted into the number of shares of common stock determined in accordance with the conversion rate upon the earlier of (a) written consent of a majority of the then outstanding shares of Series A, B and C redeemable convertible preferred stock, voting together as a single class, or (b) the closing of a public offering in which the gross cash proceeds were at least $50.0 million and the minimum IPO price was $10.03 per share of common stock, subject to adjustment for stock dividends, stock splits, combinations or other similar recapitalizations.

Dividends

The holders of the outstanding shares of each series of redeemable convertible preferred stock were entitled to receive, when and if declared by the Board of Directors, a cumulative cash dividend at the rate of 6% of the applicable original issue price per annum on each outstanding share of redeemable convertible preferred stock. Such dividends were payable in preference to any dividends for common stock declared by the Board of Directors. In the case of a dividend on common stock, the dividend per share of redeemable convertible preferred stock would also include the dividend payable on each share determined, if applicable, as if all redeemable convertible preferred stock had been converted to common stock. No dividends had been declared or paid to holders of redeemable convertible preferred stock as of December 31, 2020.

Liquidation

In the event of any liquidation, dissolution, winding up, or deemed liquidation event of the Company, either voluntary or involuntary, the holders of redeemable convertible preferred stock were be entitled to receive pro rata, prior and in preference to any distribution to the holders of the common stock, an amount equal to the original issuance prices of each series (in each case, as adjusted for stock splits, stock dividends or distributions, recapitalizations, and similar events) and all declared but unpaid dividends, if any. If the assets and funds to be distributed among the holders of redeemable convertible preferred stock were insufficient to permit the payment to such holders, then the entire assets and funds of the Company legally available for distribution would be distributed ratably among the holders of redeemable convertible preferred stock in proportion to the preferential amount each such holder were otherwise entitled to receive.

Upon the payment of the full liquidation preference of redeemable convertible preferred stock, the remaining assets of the Company, if any, would be distributed ratably to the holders of common stock.

Voting rights

Each share of redeemable convertible preferred stock had a number of votes equal to the number of shares of common stock into which it was convertible. The holders of Series A redeemable convertible preferred stock had the right to elect two members of the Company’s Board of Directors. The holders of Series B redeemable convertible preferred stock had the right to elect one member of the Company’s Board of Directors. The holders of common stock had the right to elect one member of the Company’s Board of Directors. The holders of common stock and redeemable convertible preferred stock, voting together as a single class on an as-converted basis, were entitled to elect one member of the Board of Directors.

11.	Common stock

As of December 31, 2020 and 2019, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares and 249,000,000 shares of common stock, respectively, at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of the redeemable convertible preferred stockholders. As of December 31, 2020, no dividends have been declared to date.

The Company has reserved shares of common stock, on an as-converted basis, for future issuance as follows:

	December 31,
	2020	2019
Redeemable convertible preferred stock	—	39,600,423
Outstanding options to purchase common stock	5,118,979	4,918,299
Unvested restricted stock units of common stock	85,639	—
Available for future issuance under the 2020 Incentive Award Plan	4,806,916	—
Available for issuance under the 2020 Employee Stock Purchase Plan	499,722	—
Available for future issuance under the 2014 Equity Incentive Plan	—	803,652
Total	10,511,256	45,322,374

12.	Stock-based compensation

2020 Incentive Award Plan

In February 2020, the Company adopted the 2020 Equity Incentive Plan (2020 Plan). The 2020 Plan became effective on February 11, 2020. The 2020 Plan provides for a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock or cash based awards. Under the 2020 Plan, the Company generally grants stock-based awards with service-based vesting conditions only. Options and restricted stock unit awards granted typically vest over a four-year period, but may be granted with different vesting terms.

Following the effectiveness of the 2020 Plan, the Company will not make any further grants under the 2014 Equity Incentive Plan (2014 Plan). However, the 2014 Plan will continue to govern the terms and conditions of the outstanding awards granted under it.

Shares of common stock subject to awards granted under the 2014 Plan that are forfeited or lapse unexercised and which following the effective date of the 2020 Plan are not issued under the 2014 Plan will be available for issuance under the 2020 Plan.

As of December 31, 2020, there were 4,806,916 shares of common stock reserved for issuance pursuant to the 2020 Plan.

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

The Company allows its employees, non-employees and directors to exercise options granted under the 2014 Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in other noncurrent liabilities and are reclassified to common stock and additional paid-in capital as the repurchase right lapses. As of December 31, 2020 and 2019, there were 130,793 and 349,501 shares, respectively, and $0.2 million and $0.3 million, respectively, recorded in other noncurrent liabilities, related to early exercised shares that were subject to repurchase.

2020 Employee Stock Purchase Plan

In February 2020, the Company adopted the 2020 Employee Stock Purchase Plan (2020 ESPP). Under the 2020 ESPP, employees have the ability to purchase shares of the Company’s common stock through payroll deductions at a discount during a series of offering periods of 24 months, each comprised of four six-month purchase periods. The purchase price will be the lower of 85% of the closing trading price per share of the Company’s common stock on the first day of an offering period in which an employee is enrolled or 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each purchase period.

The Company has reserved for issuance 528,959 shares of common stock pursuant to the 2020 ESPP. As of December 31, 2020, there have been 29,237 purchases under the 2020 ESPP. As of December 31, 2020, a total of 499,722 shares of common stock were available for future issuance under the ESPP. As of December 31, 2020, there was $1.5 million of unrecognized compensation cost related to the ESPP.

Stock options

The following summarizes option activity under both the 2020 Plan and the 2014 Plan:

	Number of Options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, January 1, 2019	1,632,797	$0.98	8.76	$5,085
Options granted	3,516,276	4.73
Options exercised	(171,110)	2.01
Options cancelled	(59,664)	3.73
Balance, December 31, 2019	4,918,299	$3.59	8.96	$51,276
Options granted	967,874	23.33
Options exercised	(694,441)	2.77
Options cancelled	(72,753)	8.16
Balance, December 31, 2020	5,118,979	$7.37	8.25	$165,088
Options vested and expected to vest as of December 31, 2020	5,118,979	$7.37	8.25	$165,088
Options vested and exercisable as of December 31, 2020	1,966,195	$4.08	7.75	$69,825

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock by the Board of Directors. The intrinsic value of the options exercised for the years December 31, 2020, 2019 and 2018 was $21.7 million, $0.4 million and $0.4 million, respectively.

During the years ended December 31, 2020, 2019 and 2018, the weighted-average grant-date fair value of options granted was $15.59, $4.43 and $1.90 per share, respectively. As of December 31, 2020, there was $22.1 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.5 years.

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected term (years)	6	5-6	5-6
Expected volatility	74-80%	76-82%	79-81%
Risk-free interest rate	0.2%-1.5%	1.6%-2.5%	2.5%-3.0%
Dividend yield	0%	0%	0%

Non-employee stock option awards were measured at fair value at each reporting period using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected term (years)	6-10	6-10	7-10
Expected volatility	74-80%	79-83%	80%
Risk-free interest rate	1.2%-1.5%	1.6%-2.6%	2.9%-3.0%
Dividend yield	0%	0%	0%

The Black-Scholes model assumptions that determine the fair value of stock-based awards include:

Expected term—The expected term is calculated using the simplified method, which is available where there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the maximum contractual expiration date is used as the expected term under this method.

Expected volatility—Given the Company does not have sufficient trading history for its common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty.

Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected dividend—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

Restricted stock units

Restricted stock units (RSUs) have been granted to employees and directors. The value of an RSU award is based on the Company’s stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock. The Company has granted RSUs pursuant to the 2020 plan.

Activity under the 2020 Plan with respect to the Company’s RSUs during the year ended December 31, 2020 was as follows:

	Number of Shares	Weighted- average grant date fair value per share	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2019	—	$—	—	$—
Restricted stock units granted	87,520	35.12
Restricted stock units vested	(1,681)	34.98
Restricted stock units forfeited	(200)	30.96
Balance, December 31, 2020	85,639	$35.13	1.73	$3,390
Expected to vest as of December 31, 2020	85,639	$35.13	1.73	$3,390

The number of RSUs vested includes shares of common stock that the Company withheld to satisfy the minimum statutory tax withholding requirements.  As of December 31, 2020, there was $2.7 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 3.3 years.

The total fair value of RSUs vested for the years ended December 31, 2020, 2019 and 2018 was $0.1 million, zero and zero, respectively.

Stock-based compensation expense

Total stock-based compensation expense related to stock options, RSUs and the 2020 ESPP by function was as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Research and development	$4,848	$1,789	$563
General and Administrative	4,038	1,372	292
Total	$8,886	$3,161	$855

Stock-based compensation related to options granted to non-employees was $0.8 million, $0.7 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Restricted stock

In 2014, the Company issued restricted stock awards to employees and directors under the 2014 Plan at a purchase price of $0.0001 per share. The shares related to restricted stock awards vest over a four-year period and are subject to a lapsing repurchase right upon termination of employment at the original purchase price. Recipients of restricted stock awards have voting and dividend rights with respect to such shares upon grant without regard to vesting. All restricted stock awards were vested as of December 31, 2020 and 2019, respectively.

13.	Income taxes

The Company recorded an income tax benefit of $0.4 million and $4.4 million for the years ended December 31, 2020 and 2019, respectively, which reflects a change in the valuation allowance relating to the acquisition of Warp Drive Bio in 2018. The Company has incurred net pre-tax losses in the United States only for all periods presented. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

The benefit from income taxes differs from the amount expected by applying the federal statutory rate to the loss before taxes as follows:

	Year Ended December 31,
	2020	2019
Federal statutory income tax rate	21.0%	21.0%
State income tax rate, net of federal benefit	9.7	10.7
Research tax credits	3.3	1.0
Change in valuation allowance	(34.3)	(24.2)
Non-deductible permanent expenses	0.9	(0.5)
Other	(0.3)	0.4
Benefit from income taxes	0.3%	8.4%

Deferred income tax reflects the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The categories that give rise to significant components of the deferred tax assets are as follows (in thousands):

	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$74,137	$38,511
Accruals and reserves	8,505	11,927
Research and development credits	10,346	6,764
Lease liability	9,845	—
Stock-based compensation	1,241	1,021
Other	38	38
Gross deferred tax assets	104,112	58,261
Less: valuation allowance	(84,680)	(47,426)
Total deferred tax assets	19,432	10,835
Deferred tax liabilities:
Fixed assets and finite-lived intangible assets	(10,397)	(10,836)
Indefinite-lived intangible assets	(7,444)	(7,818)
Lease asset	(766)	—
Right-of-use asset	(8,269)	—
Gross deferred tax liabilities	(26,876)	(18,654)
Net deferred tax liability	$(7,444)	$(7,819)

The realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Due to the lack of earnings history, the net deferred tax assets have been offset by a valuation allowance. The valuation allowance increased by $37.3 million and $12.6 million during the years ended December 31, 2020 and 2019, respectively. The Company had net operating loss carryforwards for federal, California, Massachusetts, and New Jersey income tax purposes of $265.8 million, $52.7 million, $55.0 million and $163.4 million, respectively, as of December 31, 2020. The federal, California and Massachusetts net operating loss carryforwards, if not utilized, will expire beginning in 2035, with the exception of $172.1 million in federal net operating loss carryforwards, which can be carried forward indefinitely. New Jersey net operating loss carryforwards, if not utilized, will expire beginning in 2039. Under the Tax Act, federal net operating losses arising after December 31, 2017 do not expire and cannot be carried back. However, the TJCA limits the amount of federal net operating losses that can be used annually to 80% of taxable income for periods beginning after December 31, 2017. Existing federal net operating losses arising in years ending on or before December 31, 2017 are not affected by these provisions.

The Company also had federal and state research and development credit carryforwards of $9.0 million and $5.8 million, respectively, as of December 31, 2020. The federal credits will expire starting in 2034 if not utilized and the state research credits will expire beginning in 2031, with the exception of $5.0 million in California research credits, which can be carried forward indefinitely. Federal, California, Massachusetts and New Jersey tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company, as defined by Internal Revenue Code Section 382 (Section 382). The Company performed a study in which it determined that it had experienced changes in ownership in December 2014, June 2018, and March 2020 as defined by Section 382. No federal or state net operating losses are expected to expire unutilized as a result of the limitation, with the exception of $5.5 million in California net operating losses. In addition, in the future the Company may experience ownership changes, which may limit the utilization of net operating loss carryforwards or other tax attributes.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	December 31,
	2020	2019
	(in thousands)
Beginning balance	$2,419	$2,441
Changes related to tax positions taken in the prior year	(41)	(567)
Changes related to tax positions taken in current year	1,215	545
Ending balance	$3,593	$2,419

The Company has unrecognized tax benefits of $2.2 million and $3.3 million as of December 31, 2019 and 2020, which would affect the effective tax rate if recognized; however, recognition would be in the form of a deferred tax attribute which would likely be offset by a valuation allowance. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. The Company has recognized no interest or penalties related to uncertain tax positions for the periods presented.

Income tax returns are filed in the United States, California, Massachusetts and New Jersey. The years 2010 through 2020 remain open to examination by the domestic taxing jurisdictions to which the Company is subject. Net operating losses generated on a tax return basis by the Company for 2010 through 2020 remain open to examination by the domestic taxing jurisdictions.

On March 27, 2020 and December 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act and the Consolidated Appropriation Act (CAA), respectively, as a result of the Coronavirus pandemic, which contain among other things, numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company has evaluated the current legislation and at this time, does not anticipate the CARES Act or the CCA to have a material impact on its financial statements.

14.	Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year ended December 31,
	2020	2019	2018
	(in thousands, except share and per share data)
Numerator:
Net loss	$(108,159)	$(47,664)	$(41,789)
Redeemable convertible preferred stock dividends- undeclared and cumulative	(2,219)	(14,238)	(7,031)
Net loss attributable to common stockholders	$(110,378)	$(61,902)	$(48,820)
Denominator:
Weighted-average shares outstanding	55,109,929	3,231,389	3,140,848
Less: Weighted-average unvested restricted shares and shares subject to repurchase	(235,810)	(458,800)	(842,028)
Weighted-average shares used to compute net loss per share attributable to common stockholders-basic and diluted	54,874,119	2,772,589	2,298,820
Net loss per share attributable to common stockholders-basic and diluted	$(2.01)	$(22.33)	$(21.24)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Year ended December 31,
	2020	2019	2018
Redeemable convertible preferred stock	—	39,600,423	29,595,909
Options to purchase common stock	5,118,979	4,918,299	1,632,797
Options early exercised subject to future vesting	130,793	349,501	615,742
Unvested restricted stock units of common stock	85,639	—	—
Expected shares to be purchased under ESPP	91,210	—	—
Total	5,426,621	44,868,223	31,844,448

15.	Related party relationships

In October 2018, the Company acquired all outstanding shares of Warp Drive Bio, Inc. (Warp Drive). In connection with the acquisition, the Company issued 6,797,915 shares of Series B redeemable convertible preferred stock (the Acquisition Shares). Of the Acquisition Shares, 1,708,824 shares of Series B redeemable convertible preferred stock were issued to entities affiliated with Third Rock Ventures, a related party. In addition, Alexis Borisy, who is currently a member of the Company’s board of directors and was a member of the Company’s board of directors at the time of the acquisition of Warp Drive, was then an affiliate of Third Rock Ventures. Of the Acquisition Shares, 3,363,050 shares of Series B redeemable convertible preferred stock were issued to Sanofi, which became a related party following the acquisition. See Note 9, “Sanofi collaboration agreement,” for a discussion of the Sanofi collaboration agreement.

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

In connection with the Company’s obligations and responsibilities under the Sanofi Agreement, in April 2019, the Company entered into a Clinical Supply Agreement with Genzyme Corporation (Genzyme), an affiliate of Sanofi, and a Quality Agreement with Sanofi-Aventis Recherche & Developpement, an affiliate of Sanofi. The Quality Agreement was amended in December 2019. Sanofi was a related party at the time both agreements were entered into. The Clinical Supply Agreement governs how the Company will oversee the manufacture and supply of any SHP2 inhibitors requested by Genzyme for use in its clinical development activities under the Sanofi Agreement and provides that Genzyme will compensate the Company for the costs to manufacture any such product plus a 10% fee. The Quality Agreement requires that the production of RMC-4630 meets certain quality standards and puts certain conditions on the Company’s arrangements with subcontractors. The Quality Agreement does not contemplate that any consideration be paid separate from the Sanofi Agreement.

16.	Subsequent events

In February 2021, the Company issued and sold 6,666,666 shares of its common stock in an underwritten public offering at a price of $45.00 per share (including the exercise in full by the underwriters of their option to purchase an additional 869,565 shares of its common stock) for net proceeds of approximately $281.3 million, after deducting underwriting discounts and commissions.

17.	Selected quarterly financial data (unaudited)

	Quarter Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(unaudited, in thousands, except per share data)
Revenue	$11,546	$10,025	$12,661	$8,751
Net loss	$(19,519)	$(27,215)	$(27,221)	$(34,204)
Net loss per share attributable to common stockholders - basic and diluted	$(0.74)	$(0.46)	$(0.42)	$(0.52)

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(unaudited, in thousands, except per share data)
Revenue	$13,166	$12,281	$12,506	$12,088
Net loss	$(10,131)	$(10,119)	$(12,818)	$(14,596)
Net loss per share attributable to common stockholders - basic and diluted	$(4.84)	$(4.85)	$(6.08)	$(6.48)

Net loss per common share attributable to common stockholders, basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Director and our Vice President, Finance and Principal Accounting Officer, our principal executive officer and principal financial officer, respectively, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2020. Based on the evaluation, our President and Chief Executive Officer and Director and our Vice President, Finance and Principal Accounting Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were, in design and operation, effective to the reasonable assurance level.

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Exemption from independent registered public accounting firm report on internal control over financial reporting for the fiscal year ended December 31, 2020

This annual report does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies”.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2020, and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees, which is available on our website at https://ir.revmed.com/. The Code of Business Conduct and Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 11. Executive Compensation.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A to be filed within 120 days after December 31, 2020, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A to be filed within 120 days after December 31, 2020, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A to be filed within 120 days after December 31, 2020, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A to be filed within 120 days after December 31, 2020, and is incorporated herein by reference.

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

(b)	Exhibits

The exhibits listed in the following “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report.

Exhibit Index

		Incorporated by reference			Filed herewith
Exhibit number	Exhibit description	Form	Date	Number

2.1	Agreement and Plan of Merger, dated as of October 15, 2018, by and among Revolution Medicines, Inc., Trotsky Merger Sub, Inc., Warp Drive Bio, Inc., and Fortis Advisors LLC.	S-1	1/17/2020	2.1

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	2/3/2020	3.3

3.2	Amended and Restated Bylaws.	S-1/A	2/3/2020	3.5

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	1/17/2020	4.2

4.3	Description of Common Stock.	10-K	3/30/2020	4.3

10.1†	Collaborative Research, Development and Commercialization Agreement, dated as of June 8, 2018, by and between Revolution Medicines, Inc. and Aventis, Inc., as amended.	S-1	1/17/2020	10.1

10.2	Amended and Restated Investors’ Rights Agreement, dated as of June 5, 2019, by and among Revolution Medicines, Inc. and the investors listed therein.	S-1	1/17/2020	10.2

10.3A	Lease between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of January 15, 2015.	S-1	1/17/2020	10.3A

		Incorporated by reference			Filed herewith
Exhibit number	Exhibit description	Form	Date	Number

10.3B	First Amendment to Lease by and between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of September 16, 2016.	S-1	1/17/2020	10.3B

10.3C	Sublease between OncoMed Pharmaceuticals, Inc. and Revolution Medicines, Inc., dated as of January 16, 2019.	S-1	1/17/2020	10.3C

10.3D	Second Amendment to Lease by and between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of April 17, 2020	10Q	5/14/2020	10.4

10.4A	Lease Agreement between Are-Tech Square, LLC and Warp Drive Bio, LLC, dated as of August 22, 2012.	S-1	1/17/2020	10.4A

10.4B	First Amendment to Lease by and between Are-Tech Square, LLC and Warp Drive Bio, Inc., dated as of May 18, 2017.	S-1	1/17/2020	10.4B

10.5A	Assignment and Assumption of Lease by and between Warp Drive Bio, LLC and Revolution Medicines, Inc., dated as of January 30, 2019.	S-1	1/17/2020	10.5A

10.5B	Sublease Agreement between Revolution Medicines, Inc., as successor to Warp Drive Bio, LLC, and Casma Therapeutics, Inc., dated as of February 4, 2019.	S-1	1/17/2020	10.5B

10.6(a)#	2014 Equity Incentive Plan, as amended.	S-1	1/17/2020	10.6(a)

10.6(b)#	Form of Amended and Restated Early Exercise Stock Option Grant Notice and Amended and Restated Stock Option Agreement under 2014 Equity Incentive Plan, as amended.	S-1	1/17/2020	10.6(b)

10.7(a)#	2020 Incentive Award Plan.	S-1/A	2/3/2020	10.7(a)

10.7(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1/A	2/3/2020	10.7(b)

10.7(c)#	Form of Restricted Stock Award Agreement under the 2020 Incentive Award Plan.	S-1/A	2/3/2020	10.7(c)

10.7(d)#	Form of Restricted Stock Unit Award Grant Notice under the 2020 Incentive Award Plan.	S-1/A	2/3/2020	10.7(d)

10.8#	2020 Employee Stock Purchase Plan.	S-1/A	2/3/2020	10.8

10.9#	Employment Agreement by and between Revolution Medicines, Inc. and Mark A. Goldsmith, M.D., Ph.D.	S-1	1/17/2020	10.9

10.10#	Employment Agreement by and between Revolution Medicines, Inc. and Steve Kelsey, M.D., FRCP, FRCPath.	S-1	1/17/2020	10.10

10.11#	Employment Agreement by and between Revolution Medicines, Inc. and Margaret Horn, J.D.	S-1	1/17/2020	10.11

10.12#	Non-Employee Director Compensation Program.	S-1	7/6/2020	10.12

10.13	Form of Indemnification Agreement for directors and officers.	S-1/A	2/3/2020	10.13

21.1	Subsidiaries of Registrant.	S-1	1/17/2020	21.1

		Incorporated by reference			Filed herewith
Exhibit number	Exhibit description	Form	Date	Number

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Form 10-K).				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†	Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm if publicly disclosed.
#	Indicates management contract or compensatory plan.
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

Revolution Medicines, Inc.

Date: March 2, 2021	By:	/s/ Mark A. Goldsmith
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

Name	Title	Date

/s/ Mark A. Goldsmith	President, Chief Executive Officer and Director	March 2, 2021
Mark A. Goldsmith, M.D., Ph.D.	(Principal Executive Officer)

/s/ Jack Anders	Vice President, Finance and Principal Accounting Officer	March 2, 2021
Jack Anders	(Principal Financial and Accounting Officer)

/s/ Elizabeth McKee Anderson	Director	March 2, 2021
Elizabeth McKee Anderson

/s/ Alexis Borisy	Director	March 2, 2021
Alexis Borisy

/s/ Neil Exter	Director	March 2, 2021
Neil Exter

/s/ Vincent A. Miller	Director	March 2, 2021
Vincent A. Miller, M.D.

/s/ Eric Schmidt	Director	March 2, 2021
Eric Schmidt Ph.D.

/s/ Thilo Schroeder	Director	March 2, 2021
Thilo Schroeder, Ph.D.

/s/ Peter Svennilson	Director	March 2, 2021
Peter Svennilson

/s/ Barbara Weber	Director	March 2, 2021
Barbara Weber, M.D.