Form 10-Q
period 2021-03-31
Revolution Medicines, Inc.
filed 2021-05-10
CIK 1628171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 5, 2021, the registrant had 73,442,594 shares of common stock, $0.0001 par value per share, outstanding.

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

ii

We have based these forward-looking statements largely on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein until after we distribute this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$351,595	$104,268
Marketable securities	329,998	336,473
Accounts receivable	7,564	6,393
Prepaid expenses and other current assets	8,248	6,988
Total current assets	697,405	454,122
Property and equipment, net	10,879	8,902
Operating lease right-of-use asset	26,695	27,435
Intangible assets, net	60,678	60,945
Goodwill	14,608	14,608
Restricted cash	1,084	1,084
Other noncurrent assets	302	305
Total assets	$811,651	$567,401
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$9,650	$12,609
Accrued expenses and other current liabilities	20,445	18,784
Operating lease liability, current	3,700	3,672
Deferred revenue, current	9,964	12,111
Total current liabilities	43,759	47,176
Deferred revenue, noncurrent	8,135	8,481
Deferred tax liability	7,444	7,444
Operating lease liability, noncurrent	28,294	28,992
Other noncurrent liabilities	1,439	632
Total liabilities	89,071	92,725
Commitments and contingencies (Note 7)
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2021 and December 31, 2020, respectively; zero shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at March 31, 2021 and December 31, 2020, respectively; 73,435,109 and 66,599,748 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	8	7
Additional paid-in capital	1,025,230	740,098
Accumulated other comprehensive income	63	116
Accumulated deficit	(302,721)	(265,545)
Total stockholders' equity (deficit)	722,580	474,676
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$811,651	$567,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Collaboration revenue	$10,131	$11,546
Total revenue	10,131	11,546
Operating expenses:
Research and development	40,858	27,457
General and administrative	6,670	5,171
Total operating expenses	47,528	32,628
Loss from operations	(37,397)	(21,082)
Other income (expense), net:
Interest income	233	909
Interest expense	(12)	(21)
Total other income (expense), net	221	888
Loss before income taxes	(37,176)	(20,194)
Benefit from income taxes	—	675
Net loss	$(37,176)	$(19,519)
Redeemable convertible preferred stock dividends - undeclared and cumulative	—	(2,219)
Net loss attributable to common stockholders	$(37,176)	$(21,738)
Net loss per share attributable to common stockholders - basic and diluted	$(0.53)	$(0.74)
Weighted-average common shares used to compute net loss per share, basic and diluted	70,420,076	29,297,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(37,176)	$(19,519)
Other comprehensive income/(loss)
Unrealized gain (loss) on investments, net	(53)	(38)
Total comprehensive loss	$(37,229)	$(19,557)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

						Accumulated
	Redeemable Convertible				Additional	other		Total
	Preferred Stock		Common Stock		Paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	income	Deficit	Equity/(Deficit)
Balance at December 31, 2020	—	$—	66,599,748	$7	$740,098	$116	$(265,545)	$474,676
Issuance of common stock upon follow-on offering, net of offering costs of $18,855	—	—	6,666,666	1	281,144	—	—	281,145
Issuance of common stock pursuant to stock option exercises	—	—	166,897	—	555	—	—	555
Issuance of common stock related to vesting of restricted stock units	—	—	1,798	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	46	—	—	46
Stock-based compensation expense	—	—	—	—	3,387	—	—	3,387
Net unrealized loss on marketable securities	—	—	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	—	—	(37,176)	(37,176)
Balance at March 31, 2021	—	$—	73,435,109	$8	$1,025,230	$63	$(302,721)	$722,580

						Accumulated
	Redeemable Convertible				Additional	other		Total
	Preferred Stock		Common Stock		Paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	income	Deficit	Equity/(Deficit)
Balance at December 31, 2019	39,600,423	$305,109	3,292,124	$—	$4,738	$74	$(157,386)	$(152,574)
Conversion of redeemable convertible preferred stock into common stock	(39,600,423)	(305,109)	39,600,423	4	305,105	—	—	305,109
Issuance of common stock upon initial public offering, net of offering cost of $23,003	—	—	16,100,000	2	250,695	—	—	250,697
Issuance of common stock pursuant to stock option exercises	—	—	11,097	—	27	—	—	27
Vesting of early exercised stock options	—	—	—	—	47	—	—	47
Stock-based compensation expense	—	—	—	—	1,567	—	—	1,567
Net unrealized loss on marketable securities	—	—	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	—	—	(19,519)	(19,519)
Balance at March 31, 2020	—	$—	59,003,644	$6	$562,179	$36	$(176,905)	$385,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(37,176)	$(19,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	267	267
Stock-based compensation expense	3,387	1,567
Depreciation and amortization	671	632
Net amortization (accretion) of premium (discount) on marketable securities	534	(105)
Amortization of operating lease right-of-use asset	740	645
Changes in operating assets and liabilities:
Accounts receivable	(1,171)	287
Prepaid expenses and other current assets	(1,257)	(3,202)
Accounts payable	(2,131)	(3,084)
Accrued expenses and other current liabilities	1,200	(963)
Deferred revenue	(2,493)	(3,033)
Deferred tax liability	—	(716)
Operating lease liability	(670)	(775)
Other noncurrent liabilities	853	(19)
Net cash used in operating activities	(37,246)	(28,018)
Cash flows from investing activities
Purchases of marketable securities	(114,038)	(100,038)
Maturities of marketable securities	119,926	40,925
Purchases of property and equipment	(3,579)	(603)
Net cash provided by (used in) investing activities	2,309	(59,716)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	281,709	253,717
Proceeds from issuance of common stock under equity incentive plans	555	27
Net cash provided by financing activities	282,264	253,744
Net increase in cash, cash equivalents and restricted cash	247,327	166,010
Cash, cash equivalents and restricted cash - beginning of period	105,352	16,873
Cash, cash equivalents and restricted cash - end of period	$352,679	$182,883
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	351,595	182,669
Restricted cash	1,084	214
Cash, cash equivalents and restricted cash - end of period	$352,679	$182,883
Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised options and restricted stock	$46	$47
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	882	37
Unpaid offering costs	564	1,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization

Revolution Medicines, Inc. (the Company) is a clinical-stage precision oncology company focused on developing targeted therapies to inhibit frontier targets in RAS-addicted cancers. The Company was founded in October 2014 and is headquartered in Redwood City, California.

Liquidity

The Company has incurred net operating losses in each year since inception. As of March 31, 2021, the Company had an accumulated deficit of $302.7 million. Management believes that its existing cash, cash equivalents and marketable securities will enable the Company to fund its planned operations for at least 12 months following the issuance date of these condensed consolidated financial statements. The Company has been able to fund its operations through the issuance and sale of common stock and redeemable convertible preferred stock in addition to upfront payments and research and development cost reimbursement received under the Company’s collaboration agreement with Genzyme Corporation, an affiliate of Sanofi. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and payments the Company may receive under the Sanofi collaboration agreement or future collaboration agreements, if any. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

Public offerings

In February 2020, the Company closed its initial public offering (IPO), and issued 16,100,000 shares of its common stock (including the exercise in full by the underwriters of their option to purchase an additional 2,100,000 shares of the Company’s common stock) at a price to the public of $17.00 per share for net proceeds of $250.7 million, after deducting underwriting discounts and commissions of $19.2 million and expenses of $3.8 million.

In July 2020, the Company issued 6,900,000 shares of its common stock in an underwritten public offering (including the exercise in full by the underwriters of their option to purchase an additional 900,000 shares of the Company’s common stock) at a price of $26.00 per share for net proceeds of $167.8 million, after deducting underwriting discounts and commissions of $10.8 million and expenses of $0.8 million.

In February 2021, the Company issued 6,666,666 shares of its common stock in an underwritten public offering (including the exercise in full by the underwriters of their option to purchase an additional 869,565 shares of the Company’s common stock) at a price of $45.00 per share for net proceeds of $281.1 million, after deducting underwriting discounts and commissions of $18.0 million and expenses of $0.9 million.

2.	Summary of significant accounting policies

Basis of presentation

The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and applicable rules of the Securities and Exchange Commission (SEC) regarding interim financial reporting and, in the opinion of management, include all normal and recurring adjustments which are necessary to state fairly the Company's financial position and results of operations for the reported periods. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 2, 2021. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The condensed consolidated financial statements for the periods ended March 31, 2021 and March 31, 2020 include the accounts of the Company and its wholly owned subsidiary, Warp Drive Bio, Inc. (Warp Drive). All intercompany balances and transactions have been eliminated in consolidation. The functional and reporting currency of the Company and its subsidiary is the U.S. dollar.

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

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical accruals, valuation of in-process research and development and developed technologies, income taxes, useful lives of property and equipment and intangible assets, impairment of goodwill, and stock-based compensation. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, financial condition and results of operations is highly uncertain and subject to change. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2021. Actual results could materially differ from the Company’s estimates, and there may be changes to the estimates in future periods.

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

The Company is subject to credit risk as its accounts receivable and collaboration revenue are entirely related to its collaboration agreement with Sanofi. See Note 8, “Sanofi collaboration agreement.”

The Company’s clinical trial sites for its RMC-4630 and RMC-5552 clinical studies may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. The Company is aware that several clinical sites involved in its RMC-4630 clinical studies temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future. These developments may delay the Company’s clinical trial timelines. Some of the Company’s third-party manufacturers which it uses for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests and clinical trials and contract research organizations may be impacted by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, the Company would likely experience delays in advancing clinical trials.

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

Recently adopted accounting pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued ASU 2019-12, Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance. This ASU is effective for the

Company for the fiscal year beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2021. ASU 2019-12 became effective for the Company in the first quarter of 2021 with early adoption permitted. The Company adopted the standard on January 1, 2021 and concluded that adoption of the standard did not have a material impact on its consolidated financial statements.

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

In October 2020, FASB issued ASU 2020-10, Codification Improvements (ASU 2020-10). This update contains amendments that improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50). Many of the amendments arose because the Board provided an option to give certain information either on the face of the financial statements or in the notes to financial statements and that option only was included in the Other Presentation Matters Section (Section 45) of the Codification. The option to disclose information in the notes to financial statements should have been codified in the Disclosure Section as well as the Other Presentation Matters Section (or other Section of the Codification in which the option to disclose in the notes to financial statements appears). The amendments in this Update do not change GAAP and, therefore, are not expected to result in a significant change in practice. The amendments are effective for the Company for fiscal years beginning after December 15, 2021, including interim period within those fiscal years. Early adoption is permitted. Adoption shall be applied retrospectively. The Company is currently evaluating the impacts of the provisions of ASU 2020-10 on its consolidated financial statements and related disclosures.

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

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	March 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds (1)	$296,117	$296,117	$—	$—
Commercial paper (1, 2)	173,006	—	173,006	—
U.S. government and agency securities (2)	201,984	—	201,984	—
Corporate bonds (2)	11,154	—	11,154	—
Total	$682,261	$296,117	$386,144	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds (1)	$16,696	$16,696	$—	$—
Commercial paper (1, 2)	151,663	—	151,663	—
U.S. government and agency securities (1, 2)	270,520	—	270,520	—
Corporate bonds (1, 2)	3,200	—	3,200	—
Total	$442,079	$16,696	$425,383	$—
(1)	Included in cash and cash equivalents on the consolidated balance sheets.
(2)	Included in marketable securities on the consolidated balance sheets.

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

The following tables summarize the estimated value of the Company’s available-for-sale marketable securities and cash equivalents and the gross unrealized gains and losses:

	March 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$116,880	$1	$(21)	$116,860
U.S. government and agency securities	201,894	90	—	201,984
Corporate bonds	11,160	—	(6)	11,154
Total marketable securities	329,934	91	(27)	329,998
Cash equivalents:
Money market funds	296,117	—	—	296,117
Commercial paper	56,147	—	(1)	56,146
Total cash equivalents	352,264	—	(1)	352,263
Total available-for-sale investments	$682,198	$91	$(28)	$682,261

	December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$69,871	$—	$(5)	$69,866
U.S. government and agency securities	266,481	131	(5)	266,607
Total marketable securities	336,352	131	(10)	336,473
Cash equivalents:
Money market funds	16,696	—	—	16,696
Commercial paper	81,800	—	(3)	81,797
U.S. government and agency securities	3,913	—	—	3,913
Corporate bonds	3,202	—	(2)	3,200
Total cash equivalents	105,611	—	(5)	105,606
Total available-for-sale investments	$441,963	$131	$(15)	$442,079

The amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are summarized below as of March 31, 2021:

	March 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Mature in one year or less	$674,200	$90	$(28)	$674,262
Mature after one year through two years	7,998	1	—	7,999
Total marketable securities	$682,198	$91	$(28)	$682,261

5.	Balance sheet components

Property and equipment, net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Laboratory equipment	$10,563	$9,978
Leasehold improvements	7,183	3,387
Computer equipment and software	1,812	1,578
Furniture and fixtures	61	48
Construction in progress	—	1,981
	19,619	16,972
Less: accumulated depreciation and amortization	(8,740)	(8,070)
Property and equipment, net	$10,879	$8,902

Depreciation and amortization expense for property and equipment amounted to $0.7 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Accrued compensation	$3,237	$7,736
Accrued research and development	15,915	10,459
Accrued professional services	1,189	492
Other	104	97
Total accrued expenses and other current liabilities	$20,445	$18,784

6.	Intangible assets and goodwill

Intangible assets, net

Intangible assets, net consist of the following as of March 31, 2021:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development - RAS Programs	$55,800	$—	$55,800	n/a
Developed technology - tri-complex platform	7,480	(2,602)	4,878	4.6
Total	$63,280	$(2,602)	$60,678

Amortization expense for the three months ended March 31, 2021 and 2020 was $0.3 million and $0.3 million, respectively.

As of March 31, 2021, future amortization expense is as follows:

Amount
(in thousands)
2021 (remaining nine months)	$801
2022	1,069
2023	1,069
2024	1,069
2025	870
Total	$4,878

Intangible assets, net consist of the following as of December 31, 2020:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development - RAS Programs	$55,800	$—	$55,800	n/a
Developed technology - tri-complex platform	7,480	(2,335)	5,145	4.8
Total	$63,280	$(2,335)	$60,945

Goodwill

The following summarizes the change in the carrying value of goodwill for the three months ended March 31, 2021:

Amount
(in thousands)
Balance at December 31, 2020	$14,608
Adjustment	—
Balance at March 31, 2021	$14,608

No impairment has been recognized as of March 31, 2021. Goodwill recorded is not deductible for income tax purposes.

7.	Commitments and contingencies

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

In connection with the lease amendment, the Company issued a letter of credit for $0.9 million, which is included in restricted cash on the consolidated balance sheet as of March 31, 2021 and December 31, 2020, respectively.

Through March 31, 2021, the landlord has provided the Company with $3.4 million in tenant improvement allowances for the 700 Building, which were recognized as a lease incentive. The lease amendment provides the Company with an additional tenant improvement allowance of $3.2 million to complete the renovation to the 300 Building, which the Company has determined to be lessee owned. This was also recognized as a lease incentive. The lease incentives are being amortized as an offset to rent expense over the lease term in the condensed consolidated statements of operations.

Upon the execution of the lease amendment, which was deemed to be a lease modification, the Company re-evaluated the assumptions used during the adoption of ASC 842 for the lease. The Company determined the amendment consists of two separate contracts under ASC 842. One contract is related to a new right-of-use asset for the 300 Building, which is being accounted for as an operating lease, and the other is related to the modification of the original lease term for the 700 Building. As a result, the Company recorded a right-of-use asset of $6.4 million and a lease liability of $9.0 million for the 300 Building and an increase of $14.8 million to the right-of-use asset and lease liability for the 700 Building upon execution of the lease amendment. The Company is recognizing rent expense for both buildings on a straight-line basis through the remaining extended term of the respective leases.

As part of the Warp Drive acquisition in October 2018, the Company assumed an operating lease for approximately 22,000 square feet of office and laboratory space located in Cambridge, Massachusetts (the Cambridge Lease), which expires in February 2023, with an option to extend the term through February 2028, subject to certain conditions. In March 2019, the Company fully subleased the Cambridge Lease to Casma Therapeutics, Inc. (Casma), a related party, on financial terms substantially the same as the original lease. The sublease term with Casma is through the remainder of the Cambridge Lease term. The sublease by Casma and related sublease payments by Casma to the Company are fully guaranteed by Third Rock Ventures, LLC, a related party. In conjunction with the Cambridge Lease, the Company issued a letter of credit for $0.2 million, which is included in restricted cash on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.

The balance sheet classification of the Company’s lease liabilities was as follows:

	March 31,	December 31,
	2021	2020
	(in thousands)
Operating lease liabilities:
Operating lease liability – current	$3,700	$3,672
Operating lease liability – noncurrent	28,294	28,992
Total operating lease liabilities	31,994	32,664
Financing lease liabilities:
Accrued expenses and other current liabilities	—	19
Total financing lease liabilities	—	19
Total lease liabilities	$31,994	$32,683

For the three months ended March 31, 2021 and 2020, operating lease cost was $0.8 million and $0.4 million, respectively, net of sublease income of $0.6 million and $0.4 million, respectively, and tenant improvement allowance credits of $0.1 million and $0.1 million, respectively. The operating cash flows for operating leases were $0.7 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively. Short-term lease costs were immaterial for the three months ended March 31, 2021 and 2020.

As of March 31, 2021, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2021 (remaining nine months)	$3,454
2022	5,144
2023	4,173
2024	4,215
2025	4,363
Thereafter	24,213
Total undiscounted lease payments	$45,562
Less: Imputed interest	(12,264)
Less: Tenant improvement allowance	(1,304)
Total operating lease liabilities	$31,994

The amounts reflected in the table above include the Company’s lease payments for the Cambridge lease, but do not reflect any offset for the sublease payments the Company is entitled to receive from Casma. The amounts representing the tenant improvement allowance, which are recorded in prepaid expenses and other current assets, are expected to be fully received by the Company within the second quarter of 2021.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted-average discount rate used to determine the operating lease liability was 7.1%. As of March 31, 2021 and December 31, 2020, the weighted-average remaining lease term was 8.9 years and 9.1 years, respectively.

Legal matters

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that losses will be incurred and these losses can be reasonably estimated. As of March 31, 2021 and December 31, 2020, respectively, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

In October 2018, the Company acquired Warp Drive in exchange for issuance of shares of the Company’s Series B redeemable convertible preferred stock and payment of cash. Sanofi was a stockholder of Warp Drive and received the Company’s Series B redeemable convertible preferred stock during the transaction and accordingly became an investor and related party of the Company. As a result of the Company’s underwritten offering of common stock in February 2021, Sanofi’s ownership percentage in the Company decreased and Sanofi is no longer considered a related party.

Under the Sanofi Agreement, the Company received a non-refundable, upfront cash payment of $50 million in July 2018 and could also receive up to $520 million in development and regulatory milestone payments, including up to $235 million upon the achievement of specified development milestones and up to $285 million upon the achievement of certain marketing approval milestones.

The Company has primary responsibility for early clinical development and for the manufacture of SHP2 inhibitors for Phase 1 and non-registrational Phase 2 clinical trials of RMC-4630 pursuant to an initial development plan. A joint research and development committee is responsible for preparing development plans for other SHP2 inhibitors approved by this committee for development, if any. Sanofi is responsible to reimburse the Company all internal and external costs and expenses to perform the Company’s activities under approved development plans.

The Company is also primarily responsible for performing preclinical research on SHP2 inhibitors, pursuant to a research plan that is currently approved through 2021. The research plan and budget beyond 2021 will be determined by a joint research and development committee, over which Sanofi has final decision-making power subject to certain exceptions. Sanofi is responsible to reimburse the Company for all internal and external costs and expenses incurred to perform activities under the approved research plans, with the exception of internal and external research costs and expenses under the approved research plans for 2019 and 2020, for which Sanofi was obligated to reimburse the Company for 80% of such costs. The Company was responsible for 20% of all internal and external research costs incurred under the research plans for 2019 and 2020. Sanofi is responsible to reimburse the Company for all internal and external costs and expenses incurred under the research plan for 2021.

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

The Company determined that the transaction price of the Sanofi Agreement was $196.1 million as of March 31, 2021. In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. The Company determined that the $50.0 million upfront payment and $146.1 million of estimated variable consideration for expense reimbursements from Sanofi for agreed upon research and development services as of March 31, 2021 constituted consideration to be included in the transaction price, which is to be allocated to the combined performance obligation. Development and regulatory milestones under the Sanofi Agreement were considered but not included in the transaction price, as it is probable that a significant revenue reversal could occur if they were included. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

During the three months ended March 31, 2021 and 2020, the Company recognized $10.1 million and $11.5 million of collaboration revenue associated with this agreement, respectively.

As of March 31, 2021 and December 31, 2020, $10.0 million and $12.1 million of deferred revenue is classified as current and $8.1 million and $8.5 million is classified as noncurrent.

9.	Redeemable convertible preferred stock

Upon the closing of the IPO in February 2020, all shares of redeemable convertible preferred stock then outstanding converted into 39,600,423 shares of common stock. There were no shares of redeemable convertible preferred stock outstanding as of March 31, 2021 and December 31, 2020, respectively.

10.	Common stock

As of March 31, 2021 and December 31, 2020, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, respectively, at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of the redeemable convertible preferred stockholders. As of March 31, 2021, no dividends have been declared to date.

The Company has reserved shares of common stock, on an as-converted basis, for future issuance as follows:

	March 31,	December 31,
	2021	2020
Outstanding options to purchase common stock	5,892,121	5,118,979
Unvested restricted stock units of common stock	352,332	85,639
Available for future issuance under the 2020 Incentive Award Plan	6,928,373	4,806,916
Available for issuance under the 2020 Employee Stock Purchase Plan	1,165,719	499,722
Total	14,338,545	10,511,256

11.	Stock-based compensation

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

As of March 31, 2021, there were 6,928,373 shares of common stock reserved for issuance pursuant to the 2020 Plan.

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

The Company allows its employees, non-employees and directors to exercise options granted under the 2014 Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in other noncurrent liabilities and are reclassified to common stock and additional paid-in capital as the repurchase right lapses. As of March 31, 2021 and December 31, 2020, there were 95,936 and 130,793 shares, respectively, and $0.2 million and $0.2 million, respectively, recorded in other noncurrent liabilities, related to early exercised shares that were subject to repurchase.

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

As of March 31, 2021, there have been 29,237 shares purchased under the 2020 ESPP and a total of 1,165,719 shares of common stock were available for future issuance under the ESPP. As of March 31, 2021, there was $1.3 million of unrecognized compensation cost related to the ESPP.

Stock options

The following summarizes option activity under both the 2020 Plan and the 2014 Plan:

	Number of Shares underlying options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2020	5,118,979	$7.37	8.25	$165,088
Options granted	957,159	42.58
Options exercised	(166,897)	3.65
Options cancelled	(17,120)	33.50
Balance, March 31, 2021	5,892,121	$13.12	8.36	$193,040
Options vested and expected to vest as of March 31, 2021	5,892,121	$13.12	8.36	$193,040
Options vested and exercisable as of March 31, 2021	2,122,287	$4.47	7.61	$87,893

As of March 31, 2021, there was $46.3 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.7 years.

Restricted stock units

Restricted stock units (RSUs) have been granted to employees and directors. The value of an RSU award is based on the Company’s stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock. The Company has granted RSUs pursuant to the 2020 Plan.

Activity under the 2020 Plan with respect to the Company’s RSUs during the three months ended March 31, 2021 was as follows:

	Number of Shares	Weighted- average grant date fair value per share	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2020	85,639	$35.13	1.73	$3,390
Restricted stock units granted	273,471	42.59
Restricted stock units vested	(1,798)	35.43
Restricted stock units forfeited	(4,980)	33.42
Balance, March 31, 2021	352,332	$40.94	1.96	$16,165
Expected to vest as of March 31, 2021	352,332	$40.94	1.96	$16,165

The number of RSUs vested includes shares of common stock that the Company withheld to satisfy the minimum statutory tax withholding requirements. As of March 31, 2021, there was $13.8 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 3.7 years.

Stock-based compensation expense

Total stock-based compensation expense related to stock options, RSUs and the 2020 ESPP by function was as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Research and development	$1,877	$893
General and administrative	1,510	674
Total	$3,387	$1,567

Stock-based compensation related to options granted to non-employees was $0.1 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

12.	Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except share and per share data)
Numerator:
Net loss	$(37,176)	$(19,519)
Redeemable convertible preferred stock dividends- undeclared and cumulative	—	(2,219)
Net loss attributable to common stockholders	$(37,176)	$(21,738)
Denominator:
Weighted-average shares outstanding	70,534,554	29,616,684
Less: Weighted-average unvested restricted shares and shares subject to repurchase	(114,478)	(318,986)
Weighted-average shares used to compute net loss per share attributable to common stockholders-basic and diluted	70,420,076	29,297,698
Net loss per share attributable to common stockholders-basic and diluted	$(0.53)	$(0.74)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of March 31,
	2021	2020
Options to purchase common stock	5,892,121	5,568,324
Options early exercised subject to future vesting	95,936	292,380
Unvested restricted stock units of common stock	352,332	—
Expected shares to be purchased under ESPP	94,043	—
Total	6,434,432	5,860,704

13.	Related party relationships

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

Our research and development pipeline comprises RAS(ON) inhibitors that bind directly to RAS variants, which we refer to as RAS(ON) Inhibitors, and RAS companion inhibitors that target key nodes in the RAS pathway or associated pathways, which we refer to as RAS Companion Inhibitors. Our RAS Companion Inhibitors (e.g., SHP2, mTORC1 and SOS1 inhibitors) are designed primarily for combination treatment strategies involving one or more therapeutic agents, which may include our RAS(ON) Inhibitors or other pathway inhibitors. Our long-term goal is to combine our RAS Companion Inhibitors with RAS(ON) Inhibitors on behalf of patients selected by molecular tumor features.

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

(3)an Amgen-sponsored Phase 1b study of RMC-4630 in combination with Amgen’s KRASG12C(OFF) inhibitor, sotorasib; and

(4)a Sanofi-sponsored Phase 1 study of RMC-4630 in combination with the PD-1 inhibitor pembrolizumab (Keytruda®).

RMC-4630-01 is an ongoing Phase 1 study in patients with advanced cancers, including those with tumors harboring genetically defined mutations in the RAS signaling pathway. This study is evaluating the safety, pharmacokinetics and pharmacodynamic effects of RMC-4630 as a single agent at the recommended phase 2 dose and schedule (RP2DS) of 200 mg administered on Day 1 and Day 2 (D1D2) weekly. We are evaluating this dose and schedule in an expansion cohort of the RMC-4630-01 study, consisting of patients with gynecologic tumors harboring NF1LOF mutations, in addition to a small safety/tolerability cohort representing a broader set of histotypes and RAS pathway genotypes.

RMC-4630-02 is a Phase 1b/2 study of RMC-4630 that includes an arm studying RMC-4630 in combination with the MEK inhibitor cobimetinib in patients with advanced cancers that harbor mutations in the RAS signaling pathway. This study is evaluating the safety, tolerability, pharmacokinetic and pharmacodynamic profiles of RMC-4630 and cobimetinib at the RP2DS of RMC-4630 140 mg and cobimetinib 40 mg, administered on a D1D2 weekly schedule, in expansion cohorts of patients with colorectal cancer harboring KRASG12V or KRASG12D mutations and others drawing from a broader set of histotypes and RAS pathway genotypes. We currently expect preliminary safety and clinical activity data for this combination in expansion cohorts in KRASMUTANT colorectal cancer in 2022.

The EGFR inhibitor arm of RMC-4630-02 is evaluating RMC-4630 in combination with the EGFR inhibitor osimertinib (Tagrisso®) in patients with EGFR positive NSCLC. The arm is designed to evaluate the safety, tolerability, and pharmacokinetics of RMC-4630 and osimertinib with different doses of RMC-4630, administered on a D1D2 weekly schedule, with the approved dose of osimertinib. Overlapping on-pathway toxicities with the combination of RMC-4630 and osimertinib were anticipated and have been observed. As with MEK inhibitors, many EGFR inhibitors are less selective for a mutated cancer driver than are targeted inhibitors for other drivers, such as sotorasib for KRASG12C, and thus the combination of EGFR antagonists with SHP2 inhibitors presents a potential clinical development challenge. We continue to enroll patients in the osimertinib combination study for evaluation of safety and tolerability. We currently expect initial tolerability and pharmacokinetic data for the RMC-4630 and osimertinib combination in the second half of 2021. In the future, we may consider evaluating RMC-4630 in combination with other receptor tyrosine kinase (RTK) inhibitors, which we believe may have less potential for overlapping toxicities.

RMC-4630 is also being evaluated by Amgen in combination with its investigational KRASG12C(OFF) agent sotorasib in Amgen’s CodeBreaK 101c study. This study is currently dosing patients at the RMC-4630 target dose of 200 mg on a D1D2 weekly schedule (i.e., the full dose used by the Company in monotherapy). The Company looks forward to selection of a combination dose for this study in the second half of 2021.

RMC-4630 is being evaluated by Sanofi in a Phase 1 study in combination with the PD-1 inhibitor pembrolizumab (Keytruda®). Sanofi is currently enrolling patients in this study, and we currently expect a RP2DS for this combination in the first half of 2021.

We also anticipate that RMC-4630 will be studied in combination with:

•	an ERK inhibitor in patients with pancreatic cancer as part of an investigator sponsored study planned by Netherlands Cancer Institute; and
•	an emerging asset targeting KRASG12C(OFF) from AstraZeneca’s portfolio in a study planned by AstraZeneca.

Our RAS Companion Inhibitor RMC-5552 is designed as a selective inhibitor of hyperactivated mTORC1 signaling in tumors. We are evaluating RMC-5552 first as a monotherapy in a Phase 1 study (RMC-5552-01), and plan to evaluate RMC-5552 in combination with RAS inhibitors for patients with cancers harboring a RAS mutation and co-occurring mutations in the mTOR signaling pathway. The RMC-5552-01 study is ongoing, with the first patient dosed in April 2021. We expect initial safety, pharmacokinetic and activity data for this compound as a single agent in 2022.

Our RAS Companion Inhibitor RMC-5845 targets SOS1, a protein that plays a key role in converting RAS(OFF) to RAS(ON) in cells. RMC-5845 is in the IND-enabling stage of preclinical development and is intended for select combination therapies for certain genetically-defined tumors. We currently plan to submit an IND for this candidate in the second half of 2021.

Our RAS(ON) Inhibitors are based on our proprietary tri-complex technology platform, which enables a highly differentiated approach to inhibiting the active, GTP-bound form of RAS, or RAS(ON). We are developing a portfolio of compounds that we believe are the first and only RAS(ON) inhibitors to use this mechanism of action. RMC-6291, our inhibitor targeting KRASG12C/NRASG12C(ON), and RMC-6236, our inhibitor of multiple RAS variants, which we refer to as RASMULTI(ON), are each in IND-enabling preclinical development. We currently plan to submit INDs for RMC-6291 and RMC-6236 in the first half of 2022. In addition, we have inhibitors targeting KRASG13C(ON) and KRASG12D(ON) in the lead optimization stage of preclinical development. We plan to nominate a third RAS(ON) Inhibitor as a development candidate in the second half of 2021.

We have incurred net losses in each year since inception in 2014. Our net losses were $37.2 million and $19.5 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $302.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase in connection with our ongoing activities, as we:

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

Collaboration agreement with Sanofi

In June 2018, we entered into a collaborative research, development and commercialization agreement (the Sanofi Agreement) with Aventis, Inc. (an affiliate of Sanofi), to research and develop SHP2 inhibitors, including RMC-4630, for any indications. The Sanofi Agreement was assigned to Genzyme Corporation, a Sanofi affiliate, in December 2018. For the purposes of this discussion, we refer to Genzyme Corporation as Sanofi. Pursuant to the Sanofi Agreement, we granted Sanofi a worldwide, exclusive, sublicensable (subject to our consent in certain circumstances) license under certain of our patents and know-how to research, develop, manufacture, use, sell, offer for sale, import and otherwise commercialize SHP2 inhibitors, including RMC-4630, for any and all uses, subject to our exercise of rights and performance of obligations under the Sanofi Agreement. Such intellectual property exclusively licensed to Sanofi includes our interest under any of our solely-owned or jointly-owned inventions arising out of activities undertaken pursuant to the development of SHP2 inhibitor product candidates under the Sanofi Agreement.

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

We are also primarily responsible for performing preclinical research on SHP2 inhibitors, pursuant to a research plan that is currently approved through 2021. The research plan and budget beyond 2021 will be determined by a joint research and development committee, over which Sanofi has final decision-making power subject to certain exceptions. Sanofi is responsible to reimburse us for all internal and external costs and expenses incurred to perform activities under approved research plans, with the exception of internal and external research costs and expenses under approved research plans for 2019 and 2020, for which Sanofi was obligated to reimburse us for 80% of such costs. We were responsible for 20% of all internal and external research costs incurred under the research plans for 2019 and 2020. Sanofi is responsible to reimburse us for all internal and external costs and expenses incurred under the research plan for 2021.

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

Through March 31, 2021, we have received an aggregate of $133.1 million from Sanofi, including the upfront payment and research and development expense reimbursements.

Financial Operations Overview

Collaboration revenue

Collaboration revenue consists of revenue under the Sanofi Agreement for our SHP2 program. We entered into the Sanofi Agreement in June 2018. We received a $50.0 million upfront payment from Sanofi in July 2018, receive reimbursement for research and development services, and are entitled to future potential development and regulatory milestones.

For further information on our revenue recognition policies, see “Note 2. Summary of significant accounting policies” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of the 2020 Annual Report on Form 10-K.

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

Sanofi is responsible to reimburse us all internal and external costs and expenses to perform our activities under approved development plans. Additionally, Sanofi is responsible to reimburse us for all internal and external costs and expenses incurred to perform activities under approved research plans for RMC-4630, with the exception of internal and external research costs and expenses under the approved research plans for 2019 and 2020, for which Sanofi was obligated to reimburse us for 80% of such costs.

We were responsible for 20% of all internal and external research costs incurred under the research plans for 2019 and 2020. Sanofi is responsible to reimburse us for all internal and external costs and expenses incurred under the research plan for 2021. These reimbursements from Sanofi are recorded as collaboration revenue.

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

Results of operations

Comparison of the three months ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020	Increase/ (decrease)
	(in thousands)
Revenue:
Collaboration revenue	$10,131	$11,546	$(1,415)
Total revenue	10,131	11,546	(1,415)
Operating expenses:
Research and development	40,858	27,457	13,401
General and administrative	6,670	5,171	1,499
Total operating expenses	47,528	32,628	14,900
Loss from operations	(37,397)	(21,082)	(16,315)
Other income (expense), net:
Interest income	233	909	(676)
Interest expense	(12)	(21)	9
Total other income (expense), net	221	888	(667)
Loss before income taxes	(37,176)	(20,194)	(16,982)
Benefit from income taxes	—	675	(675)
Net loss	$(37,176)	$(19,519)	$(17,657)

Collaboration revenue

Collaboration revenue consists of revenue under the Sanofi Agreement, which was entered into in June 2018. Collaboration revenue decreased by $1.4 million, or 12%, during the three months ended March 31, 2021 compared to the same period in 2020. The decrease in collaboration revenue during the three months ended March 31, 2021 was primarily due to lower research and development costs incurred by us for our SHP2 program under the Sanofi Agreement resulting from lower manufacturing costs.

Research and development expenses

Research and development expenses increased by $13.4 million, or 49%, during the three months ended March 31, 2021 compared to the same period in 2020. The increase in research and development expenses during the three months ended March 31, 2021 was primarily due to a $10.5 million increase in third party costs for our preclinical research portfolio, primarily driven by higher chemistry contract research organization, material sourcing and manufacturing costs for our pre-clinical activities; a $1.9 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; and a $1.0 million increase in stock-based compensation.

General and administrative expenses

General and administrative expenses increased by $1.5 million, or 29%, during the three months ended March 31, 2021 compared to the same period in 2020. The increase in general and administrative expenses during the three months ended March 31, 2021 was primarily due to an increase of an increase of $0.8 million in stock-based compensation expense and an increase of $0.5 million in salaries and other employee-related expenses due to increased headcount.

Interest income

Interest income decreased by $0.7 million during the three months ended March 31, 2021 compared to the same period in 2020 due to lower interest rates.

Interest expense

Interest expense was less than $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

Benefit from income taxes

Benefit from income taxes was zero and $0.7 million for the three months ended March 31, 2021 and 2020, respectively. Benefit from income taxes for the three months ended March 31, 2020 relates to a reduction in our effective state tax rate and the resulting impact on the deferred tax liabilities from the Warp Drive acquisition.

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

In July 2020, we issued 6,900,000 shares of our common stock in an underwritten public offering at a price of $26.00 per share for net proceeds of $167.8 million, after deducting underwriting discounts and commissions of $10.8 million and offering expenses of $0.8 million.

In February 2021, we issued 6,666,666 shares of our common stock in an underwritten public offering at a price of $45.00 per share for net proceeds of $281.1 million, after deducting underwriting discounts and commissions of $18.0 million and offering expenses of $0.9 million.

Our operations have been financed primarily by our public offerings of common stock, net proceeds of $230.6 million from the issuance of our preferred stock and $133.1 million received under the Sanofi Agreement for upfront payments and for research and development cost reimbursement.

As of March 31, 2021, we had $681.6 million in cash, cash equivalents and marketable securities.

As of March 31, 2021, we had an accumulated deficit of $302.7 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our product candidates and our pre-clinical research portfolio, and to a lesser extent, general and administrative expenditures. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue to advance our product candidates and pre-clinical research portfolio.

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

Cash flows

The following table summarizes our consolidated cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by (used in) provided by:
Operating activities	$(37,246)	$(28,018)
Investing activities	2,309	(59,716)
Financing activities	282,264	253,744
Net change in cash and cash equivalents	$247,327	$166,010

Cash used in operating activities

During the three months ended March 31, 2021, cash used in operating activities of $37.2 million was attributable to a net loss of $37.2 million and a net change of $5.7 million in our operating assets and liabilities, partially offset by $5.6 million in non-cash charges. The non-cash charges primarily consisted of stock-based compensation expense of $3.4 million, depreciation and amortization of $0.7 million, and amortization of operating lease right-of-use asset of $0.7 million. The change in operating assets and liabilities was primarily due to a $2.5 million decrease in deferred revenue and $1.2 million increase in accounts receivable, both associated with the Sanofi Agreement, and a $1.3 million increase in prepaid expenses and other current assets primarily resulting from the timing of prepayments made for research and development activities and insurance.

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

Cash used in investing activities

During the three months ended March 31, 2021, cash provided by investing activities of $2.3 million, was primarily comprised of maturities of marketable securities of $120.0 million partially offset by purchases of marketable securities of $114.0 million and purchases of property and equipment of $3.6 million.

During the three months ended March 31, 2020, cash used in investing activities of $59.7 million, was primarily comprised of purchases of marketable securities of $100.0 million and purchases of property and equipment of $0.6 million, partially offset by cash provided by maturities of marketable securities of $40.9 million.

Cash provided by financing activities

During the three months ended March 31, 2021, cash provided by financing activities of $282.3 million was comprised of $281.7 million in net proceeds from the issuance of common stock related to our public offering in February 2021 and $0.6 million in proceeds from the issuance of common stock upon the exercise of stock options.

During the three months ended March 31, 2020, cash provided by financing activities of $253.7 million was comprised primarily of net proceeds from issuance of common stock, related to our IPO in February 2020.

Contractual obligations and commitments

The following table summarizes our commitments and contractual obligations as of March 31, 2021:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$45,562	$4,723	$9,085	$8,652	$23,102
Total contractual obligations	$45,562	$4,723	$9,085	$8,652	$23,102

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

As part of the Warp Drive acquisition, we assumed Warp Drive’s office and laboratory space lease in Cambridge, which ends in February 2023. In March 2019, we fully subleased the Cambridge lease to Casma Therapeutics, Inc. (Casma) on financial terms substantially the same as the original lease. The amounts reflected in the table above include our lease payments for the Cambridge lease, but do not reflect any offset for the sublease payments we are entitled to receive from Casma. The sublease by Casma and related sublease payments by Casma to us are fully guaranteed by Third Rock Ventures, LLC.

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

For a discussion of our critical accounting estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 2, 2021, or our 2020 Form 10-K. There have been no material changes to these critical accounting estimates since our 2020 Form 10-K.

Emerging growth company status

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company,” or an EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We early adopted ASC 606 and ASC 842 as the JOBS Act does not preclude an EGC from early adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We have elected to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early.

For further information regarding our significant accounting policies, see “Note 2. Summary of significant accounting policies” in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report and “Note 2. Summary of significant accounting policies” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of our 2020 Form 10-K. There have been no material changes to these critical accounting policies since our 2020 Form 10-K.

Recent accounting pronouncements

For a description of the expected impact of recent accounting pronouncements, see “Note 2. Summary of significant accounting policies” in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Employees and human capital resources

As of March 31, 2021, we had 131 full-time employees, including 64 employees who have M.D. or Ph.D. degrees. Within our workforce, as of March 31, 2021, 106 employees were engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We held cash, cash equivalents and marketable securities of $681.6 million and $440.7 million as of March 31, 2021 and December 31, 2020, respectively, which consisted of bank deposits, money market funds, U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate one percent change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President and Chief Executive Officer and Director and our Senior Vice President, Finance and Principal Accounting Officer, our principal executive officer and principal financial officer, respectively, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2021. Based on the evaluation, our President and Chief Executive Officer and Director and our Senior Vice President, Finance and Principal Accounting Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were, in design and operation, effective to the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The summary risk factors described above should be read together with the text of the full risk factors below in the section entitled “Risk Factors” and the other information set forth in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange

Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, competitive position, financial condition, results of operations, cash flows and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Many of the following risks and uncertainties and those contained in the documents incorporated by reference herein are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

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

•

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

•

Our clinical trial sites for our RMC-4630 and RMC-5552 clinical studies may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel, quarantine or other restrictions imposed by governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. We are aware that several clinical sites involved in our RMC-4630 clinical studies temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future. These developments may delay our clinical trial timelines. Our clinical trials currently permit patients to receive COVID-19 vaccines while they are on study. The potential impact of our candidates on the safety and efficacy of COVID-19 vaccines, and the potential impact on of COVID-19 vaccines on the safety and efficacy of our candidates is unknown at this time, but it possible that adverse impacts will negatively affect our clinical trials.

•

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

•

In addition, a significant outbreak of epidemic, pandemic or contagious diseases in the human population, such as the global COVID-19 pandemic, could result in a widespread health crisis and adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our current or future products.

•

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

Since inception, we have incurred significant net losses. Our net losses were $108.2 million, $47.7 million and $41.8 million, for the years ended December 31, 2020, 2019 and 2018, respectively. Our net loss was $37.2 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $302.7 million. We have funded our operations to date primarily with proceeds from the sale of common stock and preferred stock and upfront payments and research and development cost reimbursement received under our collaboration agreement with Genzyme Corporation, an affiliate of Sanofi, or the Sanofi Agreement. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Our operations have consumed substantial amounts of cash since inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial preclinical and clinical product candidates. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of March 31, 2021, we had cash, cash equivalents and marketable securities of $681.6 million. In February 2020, we raised $250.7 million upon the completion of our initial public offering, or IPO, net of underwriting discounts and commissions and offering expenses. In July 2020, we raised $167.8 million upon the completion of a follow-on public offering, net of underwriting discounts and commissions and offering expenses. In February 2021, we raised $281.1 million upon the completion of a follow-on public offering, net of underwriting discounts and commissions and offering expenses. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we are able to gain marketing approval for product candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize our product candidates to the extent that their launch and commercialization are not the responsibility of Sanofi or another collaborator that we may contract with in the future. In addition, other unanticipated costs may arise. Because the design and outcome of our current, planned and potential future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

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

We are early in our development efforts. Our most advanced product candidates, RMC-4630 and RMC-5552, are currently being evaluated in clinical trials. Our other programs are in the preclinical stage. We have invested substantially all of our efforts and financial resources in the identification of targets and preclinical development of small molecules to treat cancer.

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

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. For example, historically, targeted therapies have been susceptible to resistance mutations in cancer cells that facilitate escape from anti-tumor response. Should such resistance mutations arise in patients being treated with our product candidates, the clinical benefit associated with those candidates may be compromised.

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

From time to time, we may disclose interim data from our clinical trials. For example, we have reported interim Phase 1 clinical data for RMC-4630 as a single agent and interim Phase 1b/2 clinical data for RMC-4630 in combination with the MEK inhibitor cobimetinib. In each case, this interim data included a limited number of patients and time of exposure to the study drug. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more data on existing patients become available. Our clinical trial program is ongoing, and the final results may be materially different from those reflected in any interim data we report.

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

Our clinical trial sites for our RMC-4630 and RMC-5552 clinical studies may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. We are aware that several clinical sites involved in our RMC-4630 clinical studies temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future. These developments may delay our clinical trial timelines. Some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct clinical trials and contract research organizations that we may utilize may be impacted by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these trials.

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

Furthermore, certain of our product candidates, such as RMC-4630, are currently being, and may in the future be, co-administered with approved or experimental therapies, such as Roche’s MEK inhibitor cobimetinib, Amgen’s KRASG12C(OFF) inhibitor sotorasib, Merck’s PD-1 inhibitor pembrolizumab, AstraZeneca’s EGFR inhibitor osimertinib, Lilly’s investigational ERK inhibitor LY3214996, which is the subject of a potential investigator sponsored trial with the Netherlands Cancer Institute, or an emerging asset targeting KRASG12C(OFF) from AstraZeneca’s portfolio. These combinations may have additional side effects. For example, overlapping on-pathway toxicities with the combination of RMC-4630 and osimertinib were anticipated and are being observed. The uncertainty resulting from the use of our product candidates in combination with other therapies may make it difficult to accurately predict side effects in future clinical trials.

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

We may also evaluate RMC-4630 or any other current or future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States or with approved cancer therapies at an unapproved dose and/or schedule, and/or with approved cancer therapies in unapproved indications. For example, we are currently evaluating or planning to evaluate RMC-4630 in combination with Amgen’s KRASG12C(OFF) inhibitor sotorasib, Lilly’s ERK inhibitor LY3214996, and an emerging asset targeting KRASG12C(OFF) from AstraZeneca’s portfolio. We will not be able to market and sell RMC-4630, or any product candidate we develop in combination with any such cancer therapies, outside existing approved labels that do not ultimately obtain marketing approval.

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

There are also several programs in development targeting SHP2, including those clinical programs run by Novartis AG, Jacobio Pharmaceuticals Co. Ltd. (licensed to AbbVie Inc.), Relay Therapeutics Inc. (licensed to Roche), Erasca, Inc., and Navire Pharma, Inc. There are several RAS pathway mutations programs, including those directed at KRASG12C (OFF) and KRASG12D mutations, including clinical programs directed at KRASG12C (OFF) being conducted by Amgen Inc., Mirati Therapeutics, Inc., Roche, Jacobio Pharmaceuticals Co. Ltd., and Betta Pharmaceuticals Co., Ltd. Other clinical programs directed at mutant RAS are being conducted by Merck & Co./Moderna Therapeutics, Boehringer Ingelheim and Gilead Sciences, Inc. Smaller and other early-stage companies may also prove to be significant competitors. In addition, academic research departments and public and private research institutions may be conducting research on compounds that could prove to be competitive.

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

We have limited technical, managerial and financial resources to determine which of our lead generation stage RAS(ON) Inhibitors should be advanced into further preclinical development, initial clinical trials, later-stage clinical development and potential commercialization. From our RAS(ON) Inhibitors that have completed our lead optimization phase of preclinical development, we have selected RMC-6291, our inhibitor targeting KRASG12C/NRASG12C(ON), and RMC-6236, our inhibitor of multiple RAS variants, which we refer to as RASMULTI(ON) for IND-enabling preclinical development. In selecting these or other development candidates, we may make incorrect determinations. Our decisions to allocate our research and development, management and financial resources toward particular development candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate development programs may also be incorrect and could cause us to miss valuable opportunities.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021 unless additional congressional action is taken. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

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

In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business. For example, the results of the 2020 presidential election may impact our business and industry. The previous presidential administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these requirements will be interpreted and implemented, or whether they will be rescinded and replaced under the Biden administration. The policies and priorities of an incoming administration are unknown and could materially impact the regulations governing our product candidates. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for our product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA has announced that it intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to this guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would still be appropriate. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting business as usual or conducting inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions.

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

Other jurisdictions outside the EEA are similarly introducing or enhancing privacy and data security laws, rules and regulations, which could increase our compliance costs and the risks associated with non-compliance. We cannot guarantee that we or our vendors may be in compliance with all applicable international regulations as they are enforced now or as they evolve. For example, our privacy and cybersecurity policies may be insufficient to protect any personal information we collect, or may not comply with applicable laws, in which case we may be subject to regulatory enforcement actions, lawsuits or reputational damage. If we or our vendors fail to comply with the GDPR and the applicable national data protection laws of the EU or EEA member states, or if regulators assert we have failed to comply with these laws, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Further, beginning on January 1, 2021, companies have to comply with both the GDPR and the United Kingdom GDPR, or the UK GDPR, which together with the UK Data Protection Act 2018, retains the GDPR in United Kingdom national law. The UK GDPR mirrors the fines under the GDPR, i.e. fines up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop over time, and how data transfers to and from the United Kingdom will be regulated. These changes could lead to additional costs and increase our overall risk exposure. Currently there is a four- to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. The European Commission published a draft adequacy decision on February 19, 2021. If adopted, the decision will enable data transfers from EU member states to the United Kingdom for a four-year period, subject to subsequent extensions. We may incur liabilities, expenses, costs and other operational losses under the GDPR and privacy laws of the applicable EU and EEA Member States and the United Kingdom in connection with any measures we take to comply with them.

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

We do not have the ability to independently conduct clinical trials. We rely on medical institutions, clinical investigators, CROs, contract laboratories, and other third parties, including collaboration partners, to conduct or otherwise support ongoing or planned clinical trials for RMC-4630, RMC-5552 and other product candidates. We rely heavily on these parties for execution of clinical trials and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

Although we intend to design the clinical trials for our product candidates, or be involved in the design when other parties sponsor the trials, third parties conduct all of the clinical trials. For example, Amgen is conducting the Phase 1b trial evaluating the combination of RMC-4630 and the KRASG12C(OFF) inhibitor sotorasib and Sanofi is conducting the Phase 1 trial evaluating the combination of RMC-4630 and Merck’s PD-1 inhibitor pembrolizumab. In addition, in March 2020, the Pancreatic Cancer Collective (a strategic partnership between Lustgarten Foundation and Stand Up To Cancer) announced that it had awarded funding to the Netherlands Cancer Institute for its study using RMC-4630 in combination with an investigational ERK inhibitor (LY3214996) in patients with pancreatic cancer. We plan to provide RMC-4630 to support this investigator sponsored study. In October 2020, we entered into a clinical collaboration to study RMC-4630 in combination with an emerging asset targeting KRASG12C(OFF) from AstraZeneca’s portfolio. Under the agreement, AstraZeneca will sponsor and conduct this combination study and we will provide clinical supply of RMC-4630. As a result, many important aspects of our clinical development, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

Our clinical trial sites for our RMC-4630 and RMC-5552 clinical studies may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. We are aware that several clinical sites involved in our RMC-4630 clinical studies temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future. These developments may delay our clinical trial timelines. Some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct clinical trials and contract research organizations that we may utilize may be impacted by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these trials.

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

Our success depends in significant part on our ability and the ability of our collaborators to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our product candidates and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. If we and our collaborators are unable to obtain and maintain sufficient intellectual property protection for our product candidates or the product candidates that we may identify, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize product candidates similar or identical to ours, and our ability (and the ability of our collaborators) to successfully commercialize the product candidates that we (and our collaborators) may pursue may be impaired. Our patent coverage with respect to our clinical and preclinical programs is limited, and we can provide no assurance that any of our current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. Failure to obtain such issued patents could have a material adverse effect on our and Sanofi’s ability to develop and commercialize SHP2 inhibitor products, including RMC-4630, and on our ability to receive milestone, royalty or other payments from Sanofi pursuant to the Sanofi Agreement or our ability to develop or commercialize any of our other product candidates or technology.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office, or the USPTO, or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others, or other proceedings in the USPTO or applicable foreign offices that challenge priority of invention or other features of patentability. An adverse determination in any such submission, proceeding or litigation could result in loss of exclusivity or freedom to operate, patent claims being narrowed, invalidated or held unenforceable, in whole or in part, or limits of the scope or duration of the patent protection of our product candidates, all of which could limit our ability to stop others from using or commercializing similar or identical product candidates or technology to compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates, or could have a material adverse effect on our ability to raise funds necessary to continue our research programs or clinical trials. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

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

We have entered into licensing agreements with third parties. If we or a third party fail to comply with the obligations in the agreements under which we license intellectual property rights to or from third parties, or these agreements are terminated, or we otherwise experience disruptions to business relationships with our licensors or licensees, competitive position, business, financial condition, results of operations and prospects could be harmed.

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

As of March 31, 2021, we had 131 full-time employees, including 106 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we operate as a public company, we expect to need additional managerial, research and development, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements, that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) December 31, 2025, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which requires that we be subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act for a period of at least 12 calendar months and that the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, our stock price may be depressed, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As of March 31, 2021, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 26% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

As of March 31, 2021, 14.3 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, as of March 31, 2021, holders of approximately 16.5 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any state law derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, any action to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause or causes of action under the Securities Act. Such provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such compliant and any other professional or entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws preclude stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive-forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the choice of forum provision in our amended and restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition, results of operations and prospects.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number
2.1	Agreement and Plan of Merger, dated as of October 15, 2018, by and among Revolution Medicines, Inc., Trotsky Merger Sub, Inc., Warp Drive Bio, Inc., and Fortis Advisors LLC.	S-1	1/17/2020	2.1
3.1	Amended and Restated Certificate of Incorporation.	8-K	2/18/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	3/8/2021	3.1
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#	Indicates management contract or compensatory plan.
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

Revolution Medicines, Inc.

Date: May 10, 2021	By:	/s/ Mark A. Goldsmith
Mark A. Goldsmith, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Revolution Medicines, Inc.

Date: May 10, 2021	By:	/s/ Jack Anders
Jack Anders
Senior Vice President, Finance and Principal Accounting Officer (Principal Financial and Accounting Officer)