Form 10-Q
period 2021-06-30
Revolution Medicines, Inc.
filed 2021-08-11
CIK 1628171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, the registrant had 73,581,042 shares of common stock, $0.0001 par value per share, outstanding.

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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (https://ir.revmed.com), Securities and Exchange Commission (SEC) filings, webcasts, press releases and conference calls. We use these mediums, including our website, to communicate with our members and public about our company, our products and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$195,600	$104,268
Marketable securities	450,722	336,473
Accounts receivable	6,527	6,393
Prepaid expenses and other current assets	8,162	6,988
Total current assets	661,011	454,122
Property and equipment, net	10,744	8,902
Operating lease right-of-use asset	25,925	27,435
Intangible assets, net	60,410	60,945
Goodwill	14,608	14,608
Restricted cash	1,084	1,084
Other noncurrent assets	264	305
Total assets	$774,046	$567,401
Liabilities, redeemable convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable	$10,435	$12,609
Accrued expenses and other current liabilities	22,103	18,784
Operating lease liability, current	4,926	3,672
Deferred revenue, current	8,337	12,111
Total current liabilities	45,801	47,176
Deferred revenue, noncurrent	7,621	8,481
Deferred tax liability	7,444	7,444
Operating lease liability, noncurrent	27,566	28,992
Other noncurrent liabilities	608	632
Total liabilities	89,040	92,725
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; zero shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; 73,576,989 and 66,599,748 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	8	7
Additional paid-in capital	1,032,009	740,098
Accumulated other comprehensive income	9	116
Accumulated deficit	(347,020)	(265,545)
Total stockholders' equity	685,006	474,676
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$774,046	$567,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Collaboration revenue	$8,698	$10,025	$18,829	$21,571
Total revenue	8,698	10,025	18,829	21,571
Operating expenses:
Research and development	45,936	32,918	86,794	60,375
General and administrative	7,297	5,091	13,967	10,262
Total operating expenses	53,233	38,009	100,761	70,637
Loss from operations	(44,535)	(27,984)	(81,932)	(49,066)
Other income (expense), net:
Interest income	236	730	469	1,639
Interest expense	—	(19)	(12)	(40)
Total other income, net	236	711	457	1,599
Loss before income taxes	(44,299)	(27,273)	(81,475)	(47,467)
Benefit from income taxes	—	58	—	733
Net loss	$(44,299)	$(27,215)	$(81,475)	$(46,734)
Redeemable convertible preferred stock dividends - undeclared and cumulative	—	—		(2,219)
Net loss attributable to common stockholders	$(44,299)	$(27,215)	$(81,475)	$(48,953)
Net loss per share attributable to common stockholders - basic and diluted	$(0.60)	$(0.46)	$(1.13)	$(1.11)
Weighted-average common shares used to compute net loss per share, basic and diluted	73,399,714	58,752,494	71,917,508	44,025,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(44,299)	$(27,215)	$(81,475)	$(46,734)
Other comprehensive income/(loss)
Unrealized gain (loss) on investments, net	(54)	255	(107)	217
Total comprehensive loss	$(44,353)	$(26,960)	$(81,582)	$(46,517)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

						Accumulated
	Redeemable Convertible				Additional	other		Total
	Preferred Stock		Common Stock		Paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	income	Deficit	Equity/(Deficit)
Balance at December 31, 2020	—	$—	66,599,748	$7	$740,098	$116	$(265,545)	$474,676
Issuance of common stock upon follow-on offering, net of offering costs of $18,855	—	—	6,666,666	1	281,144	—	—	281,145
Issuance of common stock pursuant to stock option exercises	—	—	166,897	—	555	—	—	555
Issuance of common stock related to vesting of restricted stock units	—	—	1,798	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	46	—	—	46
Stock-based compensation expense	—	—	—	—	3,387	—	—	3,387
Net unrealized loss on marketable securities	—	—	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	—	—	(37,176)	(37,176)
Balance at March 31, 2021	—	$—	73,435,109	$8	$1,025,230	$63	$(302,721)	$722,580
Issuance of common stock pursuant to stock option exercises	—	—	64,862	—	257	—	—	257
Issuance of common stock related to employee stock purchase plan	—	—	46,201	—	1,175	—	—	1,175
Issuance of common stock related to vesting of restricted stock units	—	—	30,817	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	34	—	—	34
Stock-based compensation expense	—	—	—	—	5,313	—	—	5,313
Net unrealized loss on marketable securities	—	—	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	—	—	(44,299)	(44,299)
Balance at June 30, 2021	—	$—	73,576,989	$8	$1,032,009	$9	$(347,020)	$685,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

						Accumulated
	Redeemable Convertible				Additional	other		Total
	Preferred Stock		Common Stock		Paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	income	Deficit	Equity/(Deficit)
Balance at December 31, 2019	39,600,423	$305,109	3,292,124	$—	$4,738	$74	$(157,386)	$(152,574)
Conversion of redeemable convertible preferred stock into common stock	(39,600,423)	(305,109)	39,600,423	4	305,105	—	—	305,109
Issuance of common stock upon initial public offering, net of offering costs of $23,003	—	—	16,100,000	2	250,695	—	—	250,697
Issuance of common stock pursuant to stock option exercises	—	—	11,097	—	27	—	—	27
Vesting of early exercised stock options	—	—	—	—	47	—	—	47
Stock-based compensation expense	—	—	—	—	1,567	—	—	1,567
Net unrealized loss on marketable securities	—	—	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	—	—	(19,519)	(19,519)
Balance at March 31, 2020	—	$—	59,003,644	$6	$562,179	$36	$(176,905)	$385,316
Issuance of common stock pursuant to stock option exercises	—	—	21,578	—	86	—	—	86
Vesting of early exercised stock options	—	—	—	—	39	—	—	39
Repurchase of common stock	—	—	(9,354)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,017	—	—	2,017
Net unrealized gain on marketable securities	—	—	—	—	—	255	—	255
Net loss	—	—	—	—	—	—	(27,215)	(27,215)
Balance at June 30, 2020	—	$—	59,015,868	$6	$564,321	$291	$(204,120)	$360,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(81,475)	$(46,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	535	534
Stock-based compensation expense	8,700	3,584
Depreciation and amortization	1,474	1,272
Net amortization (accretion) of premium (discount) on marketable securities	1,227	(18)
Amortization of operating lease right-of-use asset	1,510	1,409
Changes in operating assets and liabilities:
Accounts receivable	(134)	1,406
Prepaid expenses and other current assets	(1,134)	(2,541)
Accounts payable	(523)	(941)
Accrued expenses and other current liabilities	3,243	1,286
Deferred revenue	(4,634)	(5,660)
Deferred tax liability	—	(734)
Operating lease liability	(172)	(1,273)
Other noncurrent assets	—	274
Other noncurrent liabilities	56	127
Net cash used in operating activities	(71,327)	(48,009)
Cash flows from investing activities
Purchases of marketable securities	(392,273)	(305,205)
Maturities of marketable securities	276,691	107,065
Sales of marketable securities	—	3,005
Purchases of property and equipment	(4,891)	(1,077)
Net cash used in investing activities	(120,473)	(196,212)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	281,145	252,300
Proceeds from issuance of common stock under equity incentive plans	812	113
Proceeds from issuance of common stock related to employee stock purchase plan	1,175	—
Repurchases of early exercised stock	—	(5)
Net cash provided by financing activities	283,132	252,408
Net increase in cash, cash equivalents and restricted cash	91,332	8,187
Cash, cash equivalents and restricted cash - beginning of period	105,352	16,873
Cash, cash equivalents and restricted cash - end of period	$196,684	$25,060
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	195,600	23,976
Restricted cash	1,084	1,084
Cash, cash equivalents and restricted cash - end of period	$196,684	$25,060
Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised options and restricted stock	$80	$91
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	238	530
Right-of-use assets obtained in exchange for operating lease liabilities	—	21,188
Unpaid deferred offering costs	—	241

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization

Revolution Medicines, Inc. (the Company) is a clinical-stage precision oncology company focused on developing targeted therapies to inhibit frontier targets in RAS-addicted cancers. The Company was founded in October 2014 and is headquartered in Redwood City, California.

Liquidity

The Company has incurred net operating losses in each year since inception. As of June 30, 2021, the Company had an accumulated deficit of $347.0 million. Management believes that its existing cash, cash equivalents and marketable securities will enable the Company to fund its planned operations for at least 12 months following the issuance date of these condensed consolidated financial statements. The Company has been able to fund its operations through the issuance and sale of common stock and redeemable convertible preferred stock in addition to upfront payments and research and development cost reimbursement received under the Company’s collaboration agreement with Genzyme Corporation, an affiliate of Sanofi. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and payments the Company may receive under the Sanofi collaboration agreement or future collaboration agreements, if any. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

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
2.	Summary of significant accounting policies

Basis of presentation

The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and applicable rules of the Securities and Exchange Commission (SEC) regarding interim financial reporting and, in the opinion of management, include all normal and recurring adjustments which are necessary to state fairly the Company's financial position and results of operations for the reported periods. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 2, 2021. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The condensed consolidated financial statements for the periods ended June 30, 2021 and June 30, 2020 include the accounts of the Company and its wholly owned subsidiary, Warp Drive Bio, Inc. (Warp Drive). All intercompany balances and transactions have been eliminated in consolidation. The functional and reporting currency of the Company and its subsidiary is the U.S. dollar.

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

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical accruals, valuation of in-process research and development and developed technologies, income taxes, useful lives of property and equipment and intangible assets, impairment of goodwill, and stock-based compensation. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, financial condition and results of operations is highly uncertain and subject to change. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three months ended June 30, 2021. Actual results could materially differ from the Company’s estimates, and there may be changes to the estimates in future periods.

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

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	June 30, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds (1)	$192,391	$192,391	$—	$—
Commercial paper (1, 2)	237,884	—	237,884	—
U.S. government and agency securities (2)	114,395	—	114,395	—
Corporate bonds (2)	104,442	—	104,442	—
Total	$649,112	$192,391	$456,721	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds (1)	$16,696	$16,696	$—	$—
Commercial paper (1, 2)	151,663	—	151,663	—
U.S. government and agency securities (1, 2)	270,520	—	270,520	—
Corporate bonds (1, 2)	3,200	—	3,200	—
Total	$442,079	$16,696	$425,383	$—
(1)	Included in cash and cash equivalents on the consolidated balance sheets.
(2)	Included in marketable securities on the consolidated balance sheets.

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

The following tables summarize the estimated value of the Company’s available-for-sale marketable securities and cash equivalents and the gross unrealized gains and losses:

	June 30, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$231,886	$16	$(17)	$231,885
U.S. government and agency securities	114,373	22	—	114,395
Corporate bonds	104,454	3	(15)	104,442
Total marketable securities	450,713	41	(32)	450,722
Cash equivalents:
Money market funds	192,391	—	—	192,391
Commercial paper	5,999	—	—	5,999
Total cash equivalents	198,390	—	—	198,390
Total available-for-sale investments	$649,103	$41	$(32)	$649,112

	December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$69,871	$—	$(5)	$69,866
U.S. government and agency securities	266,481	131	(5)	266,607
Total marketable securities	336,352	131	(10)	336,473
Cash equivalents:
Money market funds	16,696	—	—	16,696
Commercial paper	81,800	—	(3)	81,797
U.S. government and agency securities	3,913	—	—	3,913
Corporate bonds	3,202	—	(2)	3,200
Total cash equivalents	105,611	—	(5)	105,606
Total available-for-sale investments	$441,963	$131	$(15)	$442,079

The amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are summarized below as of June 30, 2021:

	June 30, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Mature in one year or less	$630,984	$36	$(32)	$630,988
Mature after one year through two years	18,119	5	—	18,124
Total marketable securities	$649,103	$41	$(32)	$649,112

5.	Balance sheet components

Property and equipment, net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Laboratory equipment	$10,830	$9,978
Leasehold improvements	7,201	3,387
Computer equipment and software	2,163	1,578
Furniture and fixtures	68	48
Construction in progress	9	1,981
	20,271	16,972
Less: accumulated depreciation and amortization	(9,527)	(8,070)
Property and equipment, net	$10,744	$8,902

Depreciation and amortization expense for property and equipment amounted to $0.8 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively, and $1.5 and $1.3 million for the six months ended June 30, 2021 and 2020, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Accrued compensation	$4,719	$7,736
Accrued research and development	16,733	10,459
Accrued professional services	552	492
Other	99	97
Total accrued expenses and other current liabilities	$22,103	$18,784

6.	Intangible assets and goodwill

Intangible assets, net

Intangible assets, net consist of the following as of June 30, 2021:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology - tri-complex platform	7,480	(2,870)	4,610	4.3
Total	$63,280	$(2,870)	$60,410

Amortization expense for the three months ended June 30, 2021 and 2020 was $0.3 million and $0.3 million, respectively, and for the six months ended June 30, 2021 and 2020 was $0.5 and $0.5 million, respectively.

As of June 30, 2021, future amortization expense is as follows:

Amount
(in thousands)
2021 (remaining six months)	$533
2022	1,069
2023	1,069
2024	1,069
2025	870
Total	$4,610

Intangible assets, net consist of the following as of December 31, 2020:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology - tri-complex platform	7,480	(2,335)	5,145	4.8
Total	$63,280	$(2,335)	$60,945

Goodwill

The following summarizes the change in the carrying value of goodwill for the three months ended June 30, 2021:

Amount
(in thousands)
Balance at December 31, 2020	$14,608
Adjustment	—
Balance at June 30, 2021	$14,608

No impairment has been recognized as of June 30, 2021. Goodwill recorded is not deductible for income tax purposes.
7.	Commitments and contingencies

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

In connection with the lease amendment, the Company issued a letter of credit for $0.9 million, which is included in restricted cash on the consolidated balance sheet as of June 30, 2021 and December 31, 2020, respectively.

Through June 30, 2021, the landlord has provided the Company with $3.4 million in tenant improvement allowances for the 700 Building and $3.2 million for the 300 building, which were recognized as lease incentives. The lease incentives are being amortized as an offset to rent expense over the lease term in the condensed consolidated statements of operations.

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

As part of the Warp Drive acquisition in October 2018, the Company assumed an operating lease for approximately 22,000 square feet of office and laboratory space located in Cambridge, Massachusetts (the Cambridge Lease), which expires in February 2023, with an option to extend the term through February 2028, subject to certain conditions. In March 2019, the Company fully subleased the Cambridge Lease to Casma Therapeutics, Inc. (Casma), a related party, on financial terms substantially the same as the original lease. The sublease term with Casma is through the remainder of the Cambridge Lease term. The sublease by Casma and related sublease payments by Casma to the Company are fully guaranteed by Third Rock Ventures, LLC, a related party. In conjunction with the Cambridge Lease, the Company issued a letter of credit for $0.2 million, which is included in restricted cash on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.

The balance sheet classification of the Company’s lease liabilities was as follows:

	June 30,	December 31,
	2021	2020
	(in thousands)
Operating lease liabilities:
Operating lease liability – current	$4,926	$3,672
Operating lease liability – noncurrent	27,566	28,992
Total operating lease liabilities	32,492	32,664
Financing lease liabilities:
Accrued expenses and other current liabilities	—	19
Total financing lease liabilities	—	19
Total lease liabilities	$32,492	$32,683

For the three months ended June 30, 2021 and 2020, operating lease cost was $0.5 million and $0.7 million, respectively, net of sublease income of $0.5 million and $0.5 million, respectively, and tenant improvement allowance credits of $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2021 and 2020, operating lease cost was $1.3 and $1.1 million, respectively, net of sublease income was $1.1 and $0.9 million, respectively, and tenant improvement allowance credits were $0.1 and $0.1 million, respectively. The operating cash flows provided by (used in) operating leases were $0.5 million and $(0.5) million for the three months ended June 30, 2021 and 2020, respectively. The operating cash flows used in operating leases were $0.2 and $1.3 million for the six months ended June 30, 2021 and 2020, respectively. Short-term lease costs were immaterial for the three and six months ended June 30, 2021 and 2020.

As of June 30, 2021, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2021 (remaining six months)	$2,508
2022	5,144
2023	4,173
2024	4,215
2025	4,363
Thereafter	24,213
Total undiscounted lease payments	$44,616
Less: Imputed interest	(12,124)
Total operating lease liabilities	$32,492

The amounts reflected in the table above include the Company’s lease payments for the Cambridge lease, but do not reflect any offset for the sublease payments the Company is entitled to receive from Casma.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted-average discount rate used to determine the operating lease liability was 7.1%. As of June 30, 2021 and December 31, 2020, the weighted-average remaining lease term was 8.8 years and 9.1 years, respectively.

Legal matters

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that losses will be incurred and these losses can be reasonably estimated. As of June 30, 2021 and December 31, 2020, respectively, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The Company has primary responsibility for early clinical development and for the manufacture of SHP2 inhibitors for Phase 1 and non-registrational Phase 2 clinical trials of RMC-4630 pursuant to an initial development plan. A joint research and development committee is responsible for preparing development plans for other SHP2 inhibitors approved by this committee for development, if any. Sanofi is responsible to reimburse the Company all internal and external costs and expenses to perform the Company’s activities under approved development plans, except for costs and expenses related to studies designated in the Sanofi Agreement as RevMed Studies, for which the Company will bear all costs and expenses, and for the planned RMC-4630-03 study, for which Sanofi will reimburse the Company for 50% of the costs and expenses. Unreimbursed costs incurred by the Company for any RevMed Studies or for the RMC-4630-03 study are subject to future reimbursement by Sanofi through a buy-in payment pursuant to the terms of the Sanofi Agreement if Sanofi uses the data from a RevMed Study or the RMC-4630-03 study in support of a marketing approval application. There currently are no active RevMed Studies.

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

The Company determined that the transaction price of the Sanofi Agreement was $196.1 million as of June 30, 2021. In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. The Company determined that the $50.0 million upfront payment and $146.1 million of estimated variable consideration for expense reimbursements from Sanofi for agreed upon research and development services as of June 30, 2021 constituted consideration to be included in the transaction price, which is to be allocated to the combined performance obligation. Development and regulatory milestones under the Sanofi Agreement were considered but not included in the transaction price, as it is probable that a significant revenue reversal could occur if they were included. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

During the three months ended June 30, 2021 and 2020, the Company recognized $8.7 million and $10.0 million of collaboration revenue associated with this agreement, respectively, and $18.8 million and $21.6 million for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021 and December 31, 2020, $8.3 million and $12.1 million of deferred revenue is classified as current and $7.6 million and $8.5 million is classified as noncurrent.

9.	Redeemable convertible preferred stock

Upon the closing of the IPO in February 2020, all shares of redeemable convertible preferred stock then outstanding converted into 39,600,423 shares of common stock. There were no shares of redeemable convertible preferred stock outstanding as of June 30, 2021 and December 31, 2020, respectively.
10.	Common stock

As of June 30, 2021 and December 31, 2020, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, respectively, at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of the redeemable convertible preferred stockholders. As of June 30, 2021, no dividends have been declared to date.

The Company has reserved shares of common stock, on an as-converted basis, for future issuance as follows:

	June 30,	December 31,
	2021	2020
Outstanding options to purchase common stock	6,012,477	5,118,979
Unvested restricted stock units of common stock	383,768	85,639
Available for future issuance under the 2020 Incentive Award Plan	6,680,902	4,806,916
Available for issuance under the 2020 Employee Stock Purchase Plan	1,119,518	499,722
Total	14,196,665	10,511,256

11.	Stock-based compensation

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

As of June 30, 2021, there were 6,680,902 shares of common stock reserved for issuance pursuant to the 2020 Plan.

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

The Company allows its employees, non-employees and directors to exercise options granted under the 2014 Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in other noncurrent liabilities and are reclassified to common stock and additional paid-in capital as the repurchase right lapses. As of June 30, 2021 and December 31, 2020, there were 71,549 and 130,793 shares, respectively, and $0.2 million and $0.2 million, respectively, recorded in other noncurrent liabilities, related to early exercised shares that were subject to repurchase.

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

As of June 30, 2021, there have been 75,438 shares purchased under the 2020 ESPP and a total of 1,119,518 shares of common stock were available for future issuance under the ESPP. As of June 30, 2021, there was $2.4 million of unrecognized compensation cost related to the ESPP.

Stock options

The following summarizes option activity under both the 2020 Plan and the 2014 Plan:

	Number of Shares underlying options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2020	5,118,979	$7.37	8.25	$165,088
Options granted	1,203,786	40.62
Options exercised	(231,759)	3.84
Options cancelled	(78,529)	26.68
Balance, June 30, 2021	6,012,477	$13.91	8.15	$119,111
Options vested and expected to vest as of June 30, 2021	6,012,477	$13.91	8.15	$119,111
Options vested and exercisable as of June 30, 2021	2,475,472	$6.20	7.46	$64,138

As of June 30, 2021, there was $46.2 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.5 years.

Restricted stock units

Restricted stock units (RSUs) have been granted to employees and directors. The value of an RSU award is based on the Company’s stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock. The Company has granted RSUs pursuant to the 2020 Plan.

Activity under the 2020 Plan with respect to the Company’s RSUs during the three months ended June 30, 2021 was as follows:

	Number of Shares	Weighted- average grant date fair value per share	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2020	85,639	$35.13	1.73	$3,390
Restricted stock units granted	343,797	40.63
Restricted stock units vested	(32,615)	39.27
Restricted stock units forfeited	(13,053)	35.29
Balance, June 30, 2021	383,768	$39.70	1.87	$12,181
Expected to vest as of June 30, 2021	383,768	$39.70	1.87	$12,181

The number of RSUs vested includes shares of common stock that the Company withheld to satisfy the minimum statutory tax withholding requirements. As of June 30, 2021, there was $14.8 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 3.5 years.

Stock-based compensation expense

Total stock-based compensation expense related to stock options, RSUs and the 2020 ESPP by function was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Research and development	$3,113	$1,170	$4,989	$2,063
General and administrative	2,200	847	3,711	1,521
Total	$5,313	$2,017	$8,700	$3,584

Stock-based compensation related to options granted to non-employees was $0.1 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively.

12.	Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net loss	$(44,299)	$(27,215)	$(81,475)	$(46,734)
Redeemable convertible preferred stock dividends- undeclared and cumulative	—	—	—	(2,219)
Net loss attributable to common stockholders	$(44,299)	$(27,215)	$(81,475)	$(48,953)
Denominator:
Weighted-average shares outstanding	73,480,020	59,013,236	72,005,252	44,314,960
Less: Weighted-average unvested restricted shares and shares subject to repurchase	(80,306)	(260,742)	(87,744)	(289,588)
Weighted-average shares used to compute net loss per share attributable to common stockholders-basic and diluted	73,399,714	58,752,494	71,917,508	44,025,372
Net loss per share attributable to common stockholders-basic and diluted	$(0.60)	$(0.46)	$(1.13)	$(1.11)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of June 30,
	2021	2020
Options to purchase common stock	6,012,477	5,691,470
Options early exercised subject to future vesting	71,549	233,361
Unvested restricted stock units of common stock	383,768	48,660
Expected shares to be purchased under ESPP	146,961	110,341
Total	6,614,755	6,083,832

13.	Related party relationships

Following the Company’s acquisition of Warp Drive, in January 2019, the Company entered into a sublease agreement with Casma to sublease the Cambridge Lease. The sublease by Casma and related sublease payments by Casma to the Company are fully guaranteed by an affiliate of Third Rock Ventures.
14.	Subsequent Events

In July 2021, the Company and Sanofi determined to deprioritize the RMC-4630-02 study and are no longer enrolling patients in the study.

In August 2021, the Company entered into a letter agreement with Sanofi, adding the RMC-4630-03 study to the development plan under the Sanofi Agreement. Under the letter agreement, Sanofi will reimburse the Company for 50% of the costs and expenses of the RMC-4630-03 study. Unreimbursed costs incurred by the Company for the RMC-4630-03 study are subject to future reimbursement by Sanofi through a buy-in payment pursuant to the terms of the Sanofi Agreement, if Sanofi uses the data from the study in support of a marketing approval application.

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

Our research and development pipeline comprises RAS(ON) inhibitors that bind directly to RAS variants, which we refer to as RAS(ON) Inhibitors, and RAS companion inhibitors that target key nodes in the RAS pathway or associated pathways, which we refer to as RAS Companion Inhibitors. Our RAS Companion Inhibitors (e.g., SHP2, mTORC1 and SOS1 inhibitors) are designed primarily for combination treatment strategies involving one or more therapeutic agents, which may include our RAS(ON) Inhibitors. Our long-term goal is to combine selected RAS Companion Inhibitors with RAS(ON) Inhibitors on behalf of patients based on molecular tumor features.

RAS(ON) Inhibitors

Our RAS(ON) Inhibitors are based on our proprietary tri-complex technology platform, which enables a highly differentiated approach to inhibiting the active, GTP-bound form of RAS (RAS(ON)). We are developing a portfolio of compounds that we believe are the first and only RAS(ON) inhibitors to use this mechanism of action. RMC-6291, our inhibitor targeting KRASG12C/NRASG12C(ON), and RMC-6236, our inhibitor of multiple RAS variants, which we refer to as RASMULTI(ON), are each in IND-enabling preclinical development. We currently plan to submit INDs for RMC-6291 and RMC-6236 in the first half of 2022. In addition, we have inhibitors targeting KRASG13C(ON) and KRASG12D(ON) in the lead optimization stage of preclinical development. We are focused on developing additional mutant-selective inhibitors and plan to nominate a third RAS(ON) Inhibitor as a development candidate in the second half of 2021.

RAS Companion Inhibitors

RMC-4630

Our RAS Companion Inhibitor RMC-4630 is designed as a potent and selective inhibitor of SHP2, a central node in the RAS signaling pathway. In collaboration with Sanofi, we are evaluating RMC-4630 in a multi-cohort Phase 1/2 clinical program.

Our highest priority hypothesis regarding RMC-4630 is that it can deliver additional clinical benefit to patients with RAS-addicted tumors treated with a RAS inhibitor. There are currently two active or planned clinical studies of RMC-4630 in combination with RAS inhibitors:

(1)an active Amgen-sponsored Phase 1b study of RMC-4630 in combination with Amgen’s KRASG12C(OFF) inhibitor, sotorasib (LumakrasTM); and

(2)RMC-4630-03, a planned Phase 2 study of RMC-4630 in combination with sotorasib that we are sponsoring under a clinical trial collaboration and supply agreement with Amgen under our global partnership with Sanofi.

Amgen is currently evaluating RMC-4630 in an active Phase 1b study in combination with Amgen’s KRASG12C(OFF) agent sotorasib in Amgen’s CodeBreaK 101c study. This study is currently dosing patients at the RMC-4630 target dose of 200 mg on a D1D2 weekly schedule (i.e., the full dose used by us in monotherapy) in combination with sotorasib 960 mg on a daily schedule. We look forward to selection of a combination dose for this study in the second half of 2021.

As a complement to the CodeBreaK 101c study, we are sponsoring RMC-4630-03, which is an additional planned global Phase 2 study of RMC-4630 in combination with sotorasib. RMC-4630-03 will enroll patients with non-small cell lung cancer (NSCLC) carrying a KRASG12C mutation who have failed prior standard therapy and who have not previously been treated with a RAS inhibitor. We currently expect enrollment in this study to begin in the second half of 2021 and to have preliminary findings by the end of 2022.

AstraZeneca has informed us that, for reasons unrelated to RMC-4630, they have made a strategic decision not to move forward with a clinical combination study incorporating RMC-4630. Therefore, we no longer expect to provide RMC-4630 for this study.

There are also four other active, planned or recently deprioritized clinical studies of RMC-4630 that do not involve combinations with RAS inhibitors:

(1)	RMC-4630-01, an active Phase 1 study of RMC-4630 as monotherapy;

(2)	a Sanofi-sponsored active Phase 1/2 study of RMC-4630 in combination with the PD-1 inhibitor pembrolizumab (Keytruda®);

(3)	a combination of RMC-4630 with an ERK inhibitor in patients with pancreatic cancer as part of an investigator sponsored study planned by Netherlands Cancer Institute; and

(4)

the recently deprioritized RMC-4630-02 study, which is a Phase 1b/2 study that included an arm studying RMC-4630 in combination with the MEK inhibitor cobimetinib (Cotellic®) and an arm studying RMC-4630 in combination with the EGFR inhibitor osimertinib (Tagrisso®).

RMC-4630-01 is an ongoing Phase 1 study in patients with advanced cancers, including those with tumors harboring genetically defined mutations in the RAS signaling pathway. This study is evaluating the safety, pharmacokinetics and pharmacodynamic effects of RMC-4630 as a single agent at the recommended phase 2 dose and schedule (RP2DS) of 200 mg administered on Day 1 and Day 2 (D1D2) weekly. We are evaluating this dose and schedule in an expansion cohort of the RMC-4630-01 study, consisting of patients with gynecologic tumors harboring NF1LOF mutations.

RMC-4630 is being evaluated by Sanofi in a global Phase 1/2 study in combination with the PD-1 inhibitor pembrolizumab (Keytruda®). Sanofi has selected a RP2DS and preparation is underway for Phase 2 expansion focused on evaluating this combination as front-line treatment for NSCLC patients whose tumors express PD-L1.

RMC-4630-02 is a Phase 1b/2 study of RMC-4630 that includes an arm that studied RMC-4630 in combination with the MEK inhibitor cobimetinib in patients with advanced cancers that harbor mutations in the RAS signaling pathway. This study evaluated the safety, tolerability, anti-tumor activity, pharmacokinetic and pharmacodynamic profiles of RMC-4630 and cobimetinib at the RP2DS of RMC-4630 140 mg and cobimetinib 40 mg, administered on a D1D2 weekly schedule, in expansion cohorts of patients with colorectal cancer (CRC) harboring KRASG12V or KRASG12D mutations and others drawing from a broader set of histotypes (including NSCLC) and RAS pathway genotypes. In a group of NSCLC patients in this arm of the study treated with the drug combination using the RP2DS we had described in 2020, we had 11 efficacy evaluable subjects. We observed acceptable tolerability in this group, and one patient with a KRASG12V tumor mutation and gene amplification exhibited a confirmed partial response with 44.7% tumor volume reduction. In a group of CRC patients, we had 25 efficacy evaluable subjects. In this group, we observed acceptable tolerability, and the best clinical response was stable disease. Although we will observe and support patients who are part of the study, we and Sanofi determined that these data showed insufficient clinical benefit to warrant enrolling new patients in this study and the study has been deprioritized.

The EGFR inhibitor arm of RMC-4630-02 evaluated RMC-4630 in combination with the EGFR inhibitor osimertinib (Tagrisso®) in patients with EGFR-positive NSCLC. The arm was designed to evaluate the safety, tolerability, and pharmacokinetics of RMC-4630 and osimertinib with different doses of RMC-4630, administered on a D1D2 weekly schedule, with the approved dose of osimertinib. Overlapping on-pathway toxicities with the combination of RMC-4630 and osimertinib were anticipated and observed. As with MEK inhibitors, many EGFR inhibitors are less selective for a mutated cancer driver than are targeted inhibitors for other drivers, such as sotorasib for KRASG12C, and thus the combination of EGFR antagonists with SHP2 inhibitors presents a potential clinical development challenge. We and Sanofi did not identify a combination dose and schedule with acceptable tolerability, indicating that the combined suppression of RAS signaling in normal tissues caused by these two agents presents too big a hurdle to justify advancing this approach. Based on these data, no further patients will be enrolled in this study and the study has been deprioritized.

RMC-5552

Our RAS Companion Inhibitor RMC-5552 is designed as a selective inhibitor of hyperactivated mTORC1 signaling in tumors. We are evaluating RMC-5552 first as a monotherapy in a Phase 1 study (RMC-5552-01), and plan to evaluate RMC-5552 in combination with RAS inhibitors for patients with cancers harboring a RAS mutation and co-occurring mutations in the mTOR signaling pathway. The RMC-5552-01 study is ongoing, with the first patient dosed in April 2021. We expect initial safety, pharmacokinetic and single agent activity data for this compound in 2022.

RMC-5845

Our RAS Companion Inhibitor RMC-5845 targets SOS1, a protein that plays a key role in converting RAS(OFF) to RAS(ON) in cells. RMC-5845 is in the IND-enabling stage of preclinical development and is intended for select combination therapies for certain genetically-defined tumors. We currently expect RMC-5845 to be IND-ready in the second half of 2021, but because we have prioritized other activities, we no longer expect to submit an IND for this compound in 2021 and will continue to evaluate this potential IND along with our other assets.

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

Under the Sanofi Agreement, we have primary responsibility for early clinical development of RMC-4630 pursuant to a development plan that is currently approved through 2021. The development plan and budget beyond 2021 will be determined by a joint research and development committee, over which Sanofi has final decision-making power subject to certain exceptions. Sanofi is responsible to reimburse us all internal and external costs and expenses to perform our activities under approved development plans, except for costs and expenses related to studies designated in the Sanofi Agreement as RevMed Studies, for which we will bear all costs and expenses, and for the planned RMC-4630-03 study, for which we have agreed that Sanofi will reimburse us for 50% of the costs and expenses. Unreimbursed costs borne by us for any RevMed Studies and for our 50% share of the RMC-4630-03 collaboration study are subject to future reimbursement by Sanofi through a buy-in payment pursuant to the terms of the Sanofi Agreement if they use data from a RevMed Study or the RMC-4630-03 study in support of a marketing approval application. There currently are no active RevMed Studies.

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

Through June 30, 2021, we have received an aggregate of $140.7 million from Sanofi, including the upfront payment and research and development expense reimbursements.

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

For further information on our revenue recognition policies, see “Note 2. Summary of significant accounting policies” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of our 2020 Annual Report on Form 10-K.

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

Sanofi is responsible to reimburse us all internal and external costs and expenses to perform our activities under approved development plans, except for 50% of the RMC-4630-03 study and any future RevMed Study. Additionally, Sanofi is responsible to reimburse us for all internal and external costs and expenses incurred to perform activities under approved research plans for RMC-4630, with the exception of internal and external research costs and expenses under the approved research plans for 2019 and 2020, for which Sanofi was obligated to reimburse us for 80% of such costs. We were responsible for 20% of all internal and external research costs incurred under the research plans for 2019 and 2020. Sanofi is responsible to reimburse us for all internal and external costs and expenses incurred under the research plan for 2021. These reimbursements from Sanofi are recorded as collaboration revenue.

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

Results of operations

Comparison of the three and six months ended June 30, 2021 and 2020

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Increase/ (decrease)	2021	2020	Increase/ (decrease)
	(in thousands)			(in thousands)
Revenue:
Collaboration revenue	$8,698	$10,025	$(1,327)	$18,829	$21,571	$(2,742)
Total revenue	8,698	10,025	(1,327)	18,829	21,571	(2,742)
Operating expenses:
Research and development	45,936	32,918	13,018	86,794	60,375	26,419
General and administrative	7,297	5,091	2,206	13,967	10,262	3,705
Total operating expenses	53,233	38,009	15,224	100,761	70,637	30,124
Loss from operations	(44,535)	(27,984)	(16,551)	(81,932)	(49,066)	(32,866)
Other income (expense), net:
Interest income	236	730	(494)	469	1,639	(1,170)
Interest expense	—	(19)	19	(12)	(40)	28
Total other income, net	236	711	(475)	457	1,599	(1,142)
Loss before income taxes	(44,299)	(27,273)	(17,026)	(81,475)	(47,467)	(34,008)
Benefit from income taxes	—	58	(58)	—	733	(733)
Net loss	$(44,299)	$(27,215)	$(17,084)	$(81,475)	$(46,734)	$(34,741)

Collaboration revenue

Collaboration revenue consists of revenue under the Sanofi Agreement, which was entered into in June 2018. Collaboration revenue decreased by $1.3 million, or 13%, during the three months ended June 30, 2021 compared to the same period in 2020. The decrease in collaboration revenue during the three months ended June 30, 2021 was primarily due to lower reimbursed research and development costs incurred by us for our SHP2 program under the Sanofi Agreement resulting from lower clinical trial costs.

Collaboration revenue decreased by $2.7 million, or 13%, during the six months ended June 30, 2021 compared to the same period in 2020. The decrease in collaboration revenue during the six months ended June 30, 2021 was primarily due to lower reimbursed research and development costs incurred by us for our SHP2 program under the Sanofi Agreement resulting from lower clinical trial and manufacturing costs.

Research and development expenses

Research and development expenses increased by $13.0 million, or 40%, during the three months ended June 30, 2021 compared to the same period in 2020. The increase in research and development expenses during the three months ended June 30, 2021 was primarily due to a $8.0 million increase in third party costs for our preclinical research portfolio, primarily driven by higher chemistry contract research organization, material sourcing and manufacturing costs; a $2.4 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; and a $1.9 million increase in stock-based compensation.

Research and development expenses increased by $26.4 million, or 44%, during the six months ended June 30, 2021 compared to the same period in 2020. The increase in research and development expenses during the six months ended June 30, 2021 was primarily due to a $18.6 million increase in third party costs for our preclinical research portfolio, primarily driven by higher chemistry contract research organization, material sourcing and manufacturing costs; a $4.2 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; and a $2.9 million increase in stock-based compensation.

General and administrative expenses

General and administrative expenses increased by $2.2 million, or 43%, during the three months ended June 30, 2021 compared to the same period in 2020. The increase in general and administrative expenses during the three months ended June 30, 2021 was primarily due to an increase of $1.4 million in stock-based compensation expense and an increase of $0.7 million in salaries and other employee-related expenses due to increased headcount.

General and administrative expenses increased by $3.7 million, or 36%, during the six months ended June 30, 2021 compared to the same period in 2020. The increase in general and administrative expenses during the six months ended June 30, 2021 was primarily due to an increase of $2.2 million in stock-based compensation expense and an increase of $1.2 million in salaries and other employee-related expenses due to increased headcount.

Interest income

Interest income decreased by $0.5 million and $1.2 million during the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020 due to lower interest rates.

Interest expense

Interest expense was less than $0.1 million for the three and six months ended June 30, 2021 and 2020, respectively.

Benefit from income taxes

Benefit from income taxes was zero and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and zero and $0.7 million for the six months ended June 2021 and 2020, respectively. Benefit from income taxes for the three and six months ended June 30, 2020, respectively, relates to a reduction in our effective state tax rate and the resulting impact on the deferred tax liabilities from the Warp Drive acquisition.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) as a result of the Coronavirus pandemic, which contains among other things, numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. We have evaluated the current legislation and at this time, we do not anticipate the CARES Act to have a material impact on our financial statements.

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

Our operations have been financed primarily by our public offerings of common stock, net proceeds of $230.6 million from the issuance of our preferred stock and $140.7 million received under the Sanofi Agreement for upfront payments and for research and development cost reimbursement.

As of June 30, 2021, we had $646.3 million in cash, cash equivalents and marketable securities.

As of June 30, 2021, we had an accumulated deficit of $347.0 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our product candidates and our pre-clinical research portfolio, and to a lesser extent, general and administrative expenditures. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue to advance our product candidates and pre-clinical research portfolio.

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our planned operations for at least 12 months following the date of this report.

The timing and amount of our future funding requirements depends on many factors, including:

•	the scope, progress, results and costs of researching and developing our product candidates and programs, and of conducting preclinical studies and clinical trials;
•	the timing of, and the costs involved in, obtaining marketing approvals for product candidates we develop if clinical trials are successful;
•

the success of our collaboration with Sanofi, including the continued reimbursement by Sanofi of substantially all of our research costs and all of our development costs for our SHP2 program under the Sanofi Agreement (other than for the RMC-4630-03 study or any RevMed Studies);

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

Cash flows

The following table summarizes our consolidated cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in) provided by:
Operating activities	$(71,327)	$(48,009)
Investing activities	(120,473)	(196,212)
Financing activities	283,132	252,408
Net change in cash and cash equivalents	$91,332	$8,187

Cash used in operating activities

During the six months ended June 30, 2021, cash used in operating activities of $71.3 million was attributable to a net loss of $81.5 million and a net change of $3.3 million in our operating assets and liabilities, partially offset by $13.4 million in non-cash charges. The non-cash charges primarily consisted of stock-based compensation expense of $8.7 million, depreciation and amortization of $1.5 million, amortization of operating lease right-of-use asset of $1.5 million and net amortization of premium on marketable securities of $1.2 million. The change in operating assets and liabilities was primarily due to a $4.6 million decrease in deferred revenue associated with the Sanofi Agreement, and a $1.1 million increase in prepaid expenses and other current assets primarily resulting from the timing of prepayments made for research and development activities and insurance, partially offset by an increase in accrued expenses and other current liabilities of $3.2 million.

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

Cash used in investing activities

During the six months ended June 30, 2021, cash used in investing activities of $120.5 million, was primarily comprised of purchases of marketable securities of $392.3 million and purchases of property and equipment of $4.9 million partially offset by maturities of marketable securities of $276.7 million.

During the six months ended June 30, 2020, cash used in investing activities of $196.2 million, was primarily comprised of purchases of marketable securities of $305.2 million and purchases of property and equipment of $1.0 million, partially offset by cash provided by maturities of marketable securities of $107.1 million and sale of marketable securities of $3.0 million.

Cash provided by financing activities

During the six months ended June 30, 2021, cash provided by financing activities of $283.1 million was comprised of $281.1 million in net proceeds from the issuance of common stock related to our public offering in February 2021, $1.2 million in proceeds from issuance of common stock related to our employee stock purchase plan and $0.8 million in proceeds from the issuance of common stock upon the exercise of stock options.

During the six months ended June 30, 2020, cash provided by financing activities of $252.4 million was comprised primarily of proceeds from issuance of common stock, net of offering costs related to our IPO in February 2020.

Contractual obligations and commitments

The following table summarizes our commitments and contractual obligations as of June 30, 2021:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$44,617	$5,066	$8,851	$8,727	$21,973
Total contractual obligations	$44,617	$5,066	$8,851	$8,727	$21,973

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

Critical accounting policies, significant judgments and use of estimate

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of our critical accounting estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 2, 2021 (our 2020 Form 10-K). There have been no material changes to these critical accounting estimates since our 2020 Form 10-K.

Emerging growth company status

In April 2012, the Jumpstart Our Business Startups Act of 2012 (the JOBS Act) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company,” or an EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the Securities Act) for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We early adopted ASC 606 and ASC 842 as the JOBS Act does not preclude an EGC from early adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We have elected to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early.

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

We held cash, cash equivalents and marketable securities of $646.3 million and $440.7 million as of June 30, 2021 and December 31, 2020, respectively, which consisted of bank deposits, money market funds, U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate one percent change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President and Chief Executive Officer and Director and our Senior Vice President, Finance and Principal Accounting Officer, our principal executive officer and principal financial officer, respectively, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2021. Based on the evaluation, our President and Chief Executive Officer and Director and our Senior Vice President, Finance and Principal Accounting Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were, in design and operation, effective to the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Outbreaks of epidemic, pandemic or contagious diseases, such as the recent SARS-CoV-2 virus, or coronavirus, which causes coronavirus disease 2019 (COVID-19) or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome or the H1N1 virus, could significantly disrupt our business. These outbreaks pose the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time due to spread of the disease within these groups, or due to restrictions that may be requested or mandated by governmental authorities. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of all or part of our facilities and the facilities of our partners, clinical trial sites, service providers, suppliers or contract manufacturers. As the COVID-19 pandemic evolves and spreads, both across the United States and through the world, we continue to actively monitor the impact that COVID-19 is having and may have on our business. The pandemic and the measures taken by governmental authorities could disrupt and delay our ongoing clinical trials, our preclinical activities, the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials and otherwise significantly disrupt our business.

As a result of the COVID-19 pandemic, the state of California, where our corporate offices are located, and many counties where our offices are located or our employees reside, have issued and may in the future issue orders for all residents to remain at home, except as needed for essential activities, and have placed restrictions on the scope and conduct of business activities. We have taken steps to ensure the safety of our patients and employees, while working to ensure the sustainability of our business operations as this unprecedented situation continues to evolve. As a result, we have implemented policies that require or permit many of our employees to work remotely. Some of these policies may continue for an indefinite period and may become more restrictive in response to developments related to the pandemic and the associated governmental responses. We continue to evaluate the impact of COVID-19 on the healthcare system and work with healthcare providers supporting our clinical studies to mitigate risk to patients while taking into account regulatory, institutional, and government guidance and policies.

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

Although we are currently not aware of any material impacts on our supply chain of our current or potential product candidates as a result of the COVID-19 pandemic, some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests and clinical trials and contract research organizations that we may utilize may be impacted by COVID-19, and should they experience continued disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing clinical trials. Furthermore, the spread of the virus may affect the operations of key governmental agencies, such as the U.S. Food and Drug Administration (the FDA), which may delay the development of our product candidates. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver components or raw materials on a timely basis or at all. Such events may result in a period of business disruption, and in reduced operations, or doctors and medical providers may be unwilling to participate in our clinical trials.

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

Since inception, we have incurred significant net losses. Our net losses were $108.2 million, $47.7 million and $41.8 million, for the years ended December 31, 2020, 2019 and 2018, respectively. Our net loss was $44.3 million and $81.5 million for the three and six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $347.0 million. We have funded our operations to date primarily with proceeds from the sale of common stock and preferred stock and upfront payments and research and development cost reimbursement received under our collaboration agreement with Genzyme Corporation, an affiliate of Sanofi, or the Sanofi Agreement. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency (the EMA) or other regulatory agencies to perform clinical trials or studies in addition to those that we currently anticipate. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We will require substantial additional financing to achieve our goals, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial preclinical and clinical product candidates. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of June 30, 2021, we had cash, cash equivalents and marketable securities of $646.3 million. In February 2020, we raised $250.7 million upon the completion of our initial public offering (IPO), net of underwriting discounts and commissions and offering expenses. In July 2020, we raised $167.8 million upon the completion of a follow-on public offering, net of underwriting discounts and commissions and offering expenses. In February 2021, we raised $281.1 million upon the completion of a follow-on public offering, net of underwriting discounts and commissions and offering expenses. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we are able to gain marketing approval for product candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize our product candidates to the extent that their launch and commercialization are not the responsibility of Sanofi or another collaborator that we may contract with in the future. In addition, other unanticipated costs may arise. Because the design and outcome of our current, planned and potential future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

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
•

the success of our collaboration with Sanofi, including the continued reimbursement by Sanofi of substantially all of our research costs and all of our development costs for our SHP2 program (other than for the RMC-4630-03 study or any RevMed Studies) under the Sanofi Agreement;

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

We have not previously submitted a new drug application (NDA) to the FDA or similar approval filings to a comparable foreign regulatory authority, for any product candidate. An NDA or other relevant regulatory filing must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe and effective for each desired indication. The NDA or other relevant regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product. We cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval. For example, we recently determined to deprioritize our RMC-4630-02 study and are no longer enrolling patients in this study. Further, even if they are successful in clinical trials, our product candidates or any future product candidates may not receive regulatory approval. If we do not receive regulatory approvals for current or future product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market a product candidate, our revenue will depend, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights, as well as the availability of competitive products, whether there is sufficient third-party reimbursement and adoption by physicians.

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

The success of our current and future product candidates will depend on several factors, including the following:

•	successful completion of clinical trials and preclinical studies;
•	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•	acceptance of investigational new drug applications (INDs) for our planned clinical trials or future clinical trials;
•	successful enrollment and completion of clinical trials, particularly where competitors may also be recruiting patients;
•	data from our clinical programs that supports an acceptable risk-benefit profile of our product candidates in the intended populations;
•	receipt and maintenance of marketing approvals from applicable regulatory authorities;

•	establishing agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if one of our product candidates is approved;
•	entry into collaborations to further the development of our product candidates;
•	obtaining and maintaining our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	enforcing and defending intellectual property rights and claims;
•	obtaining and maintaining regulatory exclusivity for our product candidates;
•	successfully launching commercial sales of our product candidates, if approved;
•	acceptance of the product candidate’s benefits and uses, if approved, by patients, the medical community and third-party payors;
•	the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates following approval;
•	effectively competing with other therapies; and
•	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors.

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

Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. Delays associated with programs for which we are directly conducting preclinical studies may cause us to incur additional operating expenses. Moreover, we may be affected by delays or decisions to discontinue development associated with the studies of certain programs that are the responsibility of Sanofi or our potential future partners over which we have no control. For example, AstraZeneca has informed us that, for reasons unrelated to RMC-4630, they have made a strategic decision not to move forward with a clinical combination study incorporating RMC-4630. The commencement and rate of completion of preclinical studies and clinical trials for a product candidate may be delayed by many factors, including, for example:

•	inability to generate sufficient preclinical or other in vivo or in vitro data to support the initiation of clinical studies;
•	delays in reaching a consensus with regulatory agencies on study design and obtaining regulatory authorization to commence clinical trials;
•

obtaining sufficient quantities of starting materials, intermediate materials and our product candidates for use in preclinical studies and clinical trials from third-party suppliers on a timely basis; and

•

delays due to the COVID-19 pandemic, including the introduction of remote work policies, or reduced workforce resulting from illness, or delays at our third-party contract research organizations throughout the world, due to similar restrictions imposed by governments or reduced workforce resulting from illness.

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

We enlist various technologies and capabilities that give us chemical access to challenging sites on target proteins that generally are not accessible using conventional small molecule drug discovery approaches. For each target, we consider the specific structural, physico-chemical, functional and dynamic properties of the target and deploy the approach or approaches that appear most likely to yield viable development candidates. The “Rule of 5” is a set of criteria used in pharmaceutical drug development to determine whether chemical compounds have certain physico-chemical properties that make them likely to be orally active drugs in humans. In some instances, the compounds we discover and develop are traditional small molecules (i.e. less than 500 daltons) with properties that generally satisfy conventional pharmaceutical “Rule of 5” criteria, while in other cases, they are larger (i.e. more than 500 daltons) “Beyond Rule of 5” (BRo5) compounds that do not satisfy these criteria. For example, our mTORC1 program and our RAS(ON) Inhibitors each include pursuit of BRo5 compounds.

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

•

BRo5 small molecules may present central nervous system (CNS) penetration challenges due to low passive permeability and/or interaction with efflux transporters at the blood-brain barrier and this could limit sensitivity of CNS tumors to BRo5 small molecules;

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

Further, we have not previously submitted an NDA to the FDA, or a Marketing Authorization Application (MAA) to the EMA. We cannot be certain that any of our programs will be successful in clinical trials or receive regulatory approval. Further, product candidates we develop may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

Clinical product development involves a lengthy and expensive process, with uncertain outcomes. We may experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current and future product candidates.

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our products are safe or effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. For example, we recently determined to deprioritize our RMC-4630-02 study and are no longer enrolling patients in this study.

We may experience delays in completing our clinical trials or preclinical studies and initiating or completing additional clinical trials. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

•

actions by regulators, Institutional Review Boards (IRBs) or ethics committees may cause us or our investigators to not commence or conduct a clinical trial at a prospective trial site or at all sites and cause us to pause or stop an in-process clinical trial;

•	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations (CROs);
•	the number of patients required for clinical trials may be larger than we anticipate;
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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ethics committees of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board (DSMB) for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our product candidates.

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

In addition, our clinical trials will compete with approved therapies, including sotorasib, as well as other clinical trials for product candidates that are in the same therapeutic areas (and that seek to evaluate patients with cancer cells having the same mutations, particularly with patients having KRASG12C mutations) as our current and potential future product candidates. This competition and competition with approved therapies, including sotorasib, will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to pursue a treatment regime using an approved therapy or enroll in a trial conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites. Moreover, because our current and potential future product candidates may represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our ongoing or any future clinical trials.

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

For example, the safety data we have released in 2020 for both our RMC-4630-01 and RMC-4630-02 trials included both serious adverse events (SAEs) and other adverse events (AEs). Our recent decision to deprioritize the cobimetinib arm of our RMC-4630-02 study and to stop enrolling patients in this arm of the study was based on part on the safety data we generated.

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

Furthermore, certain of our product candidates, such as RMC-4630, are currently being, and may in the future be, co-administered with approved or experimental therapies, such as Roche’s MEK inhibitor cobimetinib, Amgen’s KRASG12C(OFF) inhibitor sotorasib, Merck’s PD-1 inhibitor pembrolizumab, AstraZeneca’s EGFR inhibitor osimertinib, or Lilly’s investigational ERK inhibitor LY3214996, which is the subject of a potential investigator sponsored trial with the Netherlands Cancer Institute. These combinations may have additional side effects. For example, overlapping on-pathway toxicities with the combination of RMC-4630 and osimertinib were anticipated and observed and our recent decision to deprioritize the osimertinib arm of our RMC-4630-02 study and to stop enrolling patients in this arm of the study was based in part on what we believe were on-pathway toxicities. The uncertainty resulting from the use of our product candidates in combination with other therapies may make it difficult to accurately predict side effects in future clinical trials.

If any of our product candidates receives marketing approval and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of the product;
•	we may be required to recall a product or change the way such product is administered to patients;
•	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•	we may be required to implement a Risk Evaluation and Mitigation Strategy (REMS) or create a Medication Guide outlining the risks of such side effects for distribution to patients;
•	we could be sued and held liable for harm caused to patients;
•	the product may become less competitive; and
•	our reputation may suffer.

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

The commercial success of our products will depend in part on public acceptance of the use of targeted cancer therapies. While a number of targeted cancer therapies have received regulatory approval and are being commercialized, our approach to targeting cancer cells carrying tumor causing mutations, including oncogenic RAS(ON) pathway mutations, is novel and unproven. Adverse events in clinical trials of our product candidates, or post-marketing activities, or in clinical trials of others developing similar products or that are related to approved targeted therapies, particularly those targeting oncogenic RAS pathway mutations, including sotorasib, and the resulting publicity, as well as any other adverse events in the field of oncology that may occur in the future, could result in a decrease in demand for any product that we may develop. If public perception is influenced by claims that the use of cancer therapies is unsafe, whether related to our therapies or those of our competitors, our products may not be accepted by the general public or the medical community.

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

Any marketing approvals that we receive for any current or future product candidate may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require REMS as a condition of approval of any product candidate, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import and export and record keeping for the product candidate will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practice (cGMP) and Good Clinical Practice (GCP) for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with any approved candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Cancer therapies are sometimes characterized as first-line, second-line or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We expect to initially seek approval of RMC-4630 and any other product candidates we develop as a therapy for patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that product candidates we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

We are developing RMC-4630 in combination with Amgen’s KRASG12C(OFF) inhibitor sotorasib, and Merck’s PD-1 inhibitor pembrolizumab, and may in the future, develop RMC-4630 and other product candidates in combination with one or more approved cancer therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

We or our collaborators may also evaluate RMC-4630 or any other current or future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States or with approved cancer therapies at an unapproved dose and/or schedule, and/or with approved cancer therapies in unapproved indications. For example, we plan to provide RMC-4630 to the Netherlands Cancer Institute to support their evaluation of RMC-4630 in combination with Lilly’s ERK inhibitor LY3214996. We will not be able to market and sell RMC-4630, or any product candidate we develop in combination with any such cancer therapies, outside existing approved labels that do not ultimately obtain marketing approval.

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

There are also several programs in development targeting SHP2, including those clinical programs run by Novartis AG, Jacobio Pharmaceuticals Co. Ltd. (licensed to AbbVie Inc.), Relay Therapeutics Inc. (licensed to Roche), Erasca, Inc., Navire Pharma, Inc. and Genhouse Bio Co. Ltd. There are several RAS pathway mutations programs, including those directed at KRASG12C (OFF) and KRASG12D mutations, including clinical programs directed at KRASG12C (OFF) being conducted by Amgen Inc., Mirati Therapeutics, Inc., Roche, Jacobio Pharmaceuticals Co. Ltd., Betta Pharmaceuticals Co., Ltd., Novartis AG, InventisBio, Eli Lilly, and Genhouse Bio Co. Ltd. Other clinical programs directed at mutant RAS are being conducted by Merck & Co./Moderna Therapeutics, Boehringer Ingelheim and Gilead Sciences, Inc. Smaller and other early-stage companies may also prove to be significant competitors. In addition, academic research departments and public and private research institutions may be conducting research on compounds that could prove to be competitive.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act (the ACA) was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace.  The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how healthcare reform measures enacted by Congress or implemented by the Biden administration or other challenges to the ACA, if any, will impact the ACA or our business.

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

We are subject to a variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data in the different jurisdictions in which we operate, including comprehensive regulatory systems in the U.S. and Europe. Further, various states have implemented certain data privacy and security laws and regulations that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. California enacted the California Consumer Privacy Act (CCPA), which creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA went into effect on January 1, 2020, and became enforceable by the California Attorney General on July 1, 2020. The CCPA has been amended from time to time, and, further a new privacy law, the California Privacy Rights Act (CPRA) was approved by California voters in the November 3, 2020 election. Effective starting January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. It remains unclear what, if any, further modifications will be made to the CCPA or CPRA, or how such legislation will be interpreted. This may potentially result in further uncertainty and require us to incur additional costs and expenses in efforts to comply. Certain other state laws impose similar privacy obligations and all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. For example, the CCPA has prompted a number of proposals for new federal and state-level privacy legislation. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

State laws and regulations are not necessarily preempted by federal laws and regulations, such as the Health Insurance Portability and Accountability Act of 1996 (HIPAA), particularly if a state affords greater protection to individuals than federal law. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. Legal requirements relating to the collection, storage, handling, and transfer of personal information and personal data continue to evolve and may result in increased public scrutiny and escalating levels of enforcement, sanctions and increased costs of compliance.

The collection and use of personal data in the European Union (EU) and the European Economic Area (EEA), are governed by the General Data Protection Regulation (GDPR). The GDPR imposes stringent requirements for controllers and processors of personal data, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU and the EEA to the United States and other third countries. In July 2020, the Court of Justice of the European Union issued a decision that struck down the EU-U.S. Privacy Shield framework, which provided companies with a mechanism to comply with data protection requirements when transferring personal data from the EU to the United States and additionally called into question the validity of the European Commission’s Standard Contractual Clauses, on which U.S. companies rely to transfer personal data from Europe to the United States and elsewhere. In September 2020, the Swiss Federal Data Protection and Information Commissioner issued an opinion that stated it no longer considers the Swiss-U.S. Privacy Shield adequate for the purposes of personal data transfers from Switzerland to the United States. These developments may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the United States. To the extent that we engage in such transfers, including through third-party vendors, if we are unable to implement safeguards to ensure that our transfers are lawful or if any safeguards upon which we rely are invalidated, we will face increased exposure to litigation, regulatory actions, fines, and injunctions against data processing. If we are unable to engage in such transfers because there is no lawful mechanism to do so, the functionality or effectiveness of our products and services may decrease and our marketing efforts, plans and activities may be adversely impacted. In addition, the GDPR provides that EU and EEA member states may make their own further laws and regulations limiting the processing of personal data, including biometric or health data.

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

Other jurisdictions outside the EEA are similarly introducing or enhancing privacy and data security laws, rules and regulations, which could increase our compliance costs and the risks associated with non-compliance. We cannot guarantee that we or our vendors may be in compliance with all applicable international regulations as they are enforced now or as they evolve. For example, our privacy and cybersecurity policies may be insufficient to protect any personal information we collect, or may not comply with applicable laws, in which case we may be subject to regulatory enforcement actions, lawsuits or reputational damage. If we or our vendors fail to comply with the GDPR and the applicable national data protection laws of the EU or EEA member states, or if regulators assert we have failed to comply with these laws, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Further, beginning on January 1, 2021, companies have to comply with both the GDPR and the United Kingdom GDPR (the UK GDPR), which together with the UK Data Protection Act 2018, retains the GDPR in United Kingdom national law. The UK GDPR mirrors the fines under the GDPR, i.e. fines up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop over time, and how data transfers to and from the United Kingdom will be regulated. These changes could lead to additional costs and increase our overall risk exposure. Currently there is a four- to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. The European Commission published a draft adequacy decision on February 19, 2021. If adopted, the decision will enable data transfers from EU member states to the United Kingdom for a four-year period, subject to subsequent extensions. We may incur liabilities, expenses, costs and other operational losses under the GDPR and privacy laws of the applicable EU and EEA Member States and the United Kingdom in connection with any measures we take to comply with them.

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

In June 2018, we entered into a collaborative research, development and commercialization agreement with Sanofi (the Sanofi Agreement), focused on researching, developing and commercializing SHP2 inhibitors as cancer therapies and potentially other indications. Sanofi primarily controls the research and development activities pursuant to the terms of the Sanofi Agreement, and our lack of control over these activities, including with respect to RMC-4630, could result in delays or other difficulties in the development and commercialization of product candidates, which may prevent completion of intended NDA filings in a timely fashion, if at all. Because of the allocation of responsibilities under the Sanofi Agreement, we are wholly dependent on Sanofi for the success of the RMC-4630 program. Any dispute with Sanofi may result in the delay or termination of the research, development or commercialization of RMC-4630 or other SHP2 inhibitor product candidates, and may result in costly litigation that diverts management attention and resources away from our day-to-day activities. For example, we plan to evaluate RMC-4630 in combination with other therapies (which may include product candidates from our pipeline), and Sanofi may disagree with us regarding which other therapies should be evaluated in combination with RMC-4630. As a result of this disagreement, our completion of a trial in combination with our preferred combination product candidate may be delayed or prevented.

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

Collaborations involving our current and future product candidates, including our collaborations with Sanofi and Amgen may pose the following risks to us:

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

If conflicts arise between our corporate or academic collaborators or strategic partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Sanofi, Amgen or future collaborators or strategic partners may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in the withdrawal of partner support for our product candidates. Our current or future collaborators or strategic partners may preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely, or fail to devote sufficient resources to the development and commercialization of products. Any of these developments could harm our product development efforts.

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

Although we intend to design the clinical trials for our product candidates, or be involved in the design when other parties sponsor the trials, third parties conduct all or a portion of the clinical trials involving our product candidates. For example, Amgen is conducting the Phase 1b trial evaluating the combination of RMC-4630 and the KRASG12C(OFF) inhibitor sotorasib in Amgen’s CodeBreaK 101c study and Sanofi is conducting the Phase 1/2 trial evaluating the combination of RMC-4630 and Merck’s PD-1 inhibitor pembrolizumab. In addition, in March 2020, the Pancreatic Cancer Collective (a strategic partnership between Lustgarten Foundation and Stand Up To Cancer) announced that it had awarded funding to the Netherlands Cancer Institute for its study using RMC-4630 in combination with an investigational ERK inhibitor (LY3214996) in patients with pancreatic cancer. We plan to provide RMC-4630 to support this investigator sponsored study. As a result, many important aspects of our clinical development, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti- Kickback Statute and the federal False Claims Act (FCA), which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statutes or specific intent to violate them;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH) and their respective implementing regulations, which impose, among other things, specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

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
•

analogous or related foreign, state or local laws and regulations, including anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and healthcare and data protection laws in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain protected information, such as the California Consumer Privacy Act (CCPA), which creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data, and General Data Protection Regulation (GDPR), which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the European Economic Area (the EEA) and the United Kingdom (including health data).

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office (the USPTO) or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others, or other proceedings in the USPTO or applicable foreign offices that challenge priority of invention or other features of patentability. An adverse determination in any such submission, proceeding or litigation could result in loss of exclusivity or freedom to operate, patent claims being narrowed, invalidated or held unenforceable, in whole or in part, or limits of the scope or duration of the patent protection of our product candidates, all of which could limit our ability to stop others from using or commercializing similar or identical product candidates or technology to compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates, or could have a material adverse effect on our ability to raise funds necessary to continue our research programs or clinical trials. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

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

Also, there are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book). We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, a manufacturer of generic drugs would not have to provide advance notice to us of any abbreviated new drug application filed with the FDA to obtain permission to sell a generic version of such product candidate.

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

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ or collaborators’ patent applications and the enforcement or defense of our or our licensors’ or collaborators’ issued patents. For example, assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the Leahy-Smith Act) enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications are prosecuted and may also affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to challenge the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. The USPTO has developed regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, particularly the first inventor-to-file provisions. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents. Similarly, statutory or judicial changes to the patent laws of other countries may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents.

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

As of June 30, 2021, we had 150 full-time employees, including 122 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we operate as a public company, we expect to need additional managerial, research and development, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

If a natural disaster, power outage, outbreak of disease, or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. As an example, our operations are currently limited as a result of the COVID-19 pandemic, as described in the risk factor entitled “The COVID-19 pandemic, or other epidemic and pandemic diseases or governmental or other actions taken in response to them, could significantly disrupt our business.” The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements, that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) December 31, 2025, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which requires that we be subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act for a period of at least 12 calendar months and that the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We currently expect that we will no longer be an emerging growth company on December 31, 2021. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, our stock price may be depressed, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As of June 30, 2021, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 17% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

As of June 30, 2021, 14.2 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, as of June 30, 2021, holders of approximately 14.7 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes has been limited by “ownership changes” and may be further limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of our public offerings or other changes in our stock ownership (some of which are not in our control). Use of our federal and state net operating loss carryforwards have been limited as a result of ownership changes and could be further limited if we experience additional ownership changes.

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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (the Exchange Act), and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Select Market and the rules of the Securities and Exchange Commission (SEC) require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements.

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

As a public company, we are subject to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We currently expect that we will no longer be an emerging growth company on December 31, 2021.

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

Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting. When we lose our status as an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. We currently expect that we will no longer be an emerging growth company on December 31, 2021. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on February 13, 2020, pursuant to Rule 424(b)(4). We invested the funds received in interest-bearing, investment-grade securities consisting of government securities, corporate bonds and commercial paper.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number
2.1	Agreement and Plan of Merger, dated as of October 15, 2018, by and among Revolution Medicines, Inc., Trotsky Merger Sub, Inc., Warp Drive Bio, Inc., and Fortis Advisors LLC.	S-1	1/17/2020	2.1
3.1	Amended and Restated Certificate of Incorporation.	8-K	2/18/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	3/8/2021	3.1
10.1#	Non-Employee Director Compensation Program.				X
10.2†	Letter Agreement and Amendment, dated as of August 5, 2021 by and between Revolution Medicines, Inc. and Genzyme Corporation.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL.				X

†	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).
#	Indicates management contract or compensatory plan.
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

Revolution Medicines, Inc.

Date: August 11, 2021	By:	/s/ Mark A. Goldsmith
Mark A. Goldsmith, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Revolution Medicines, Inc.

Date: August 11, 2021	By:	/s/ Jack Anders
Jack Anders
Senior Vice President, Finance and Principal Accounting Officer (Principal Financial and Accounting Officer)