Form 10-Q
period 2021-09-30
Revolution Medicines, Inc.
filed 2021-11-10
CIK 1628171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 4, 2021, the registrant had 73,687,114 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the scope, progress, results and costs of developing our product candidates or any other future product candidates, and conducting preclinical studies and clinical trials;
•	the scope, progress, results and costs related to the research and development of our pipeline;
•

the timing of and costs involved in obtaining and maintaining regulatory approval for any of current or future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;

•	our expectations regarding the potential market size and size of the potential patient populations for our product candidates and any future product candidates, if approved for commercial use;
•	our ability to maintain existing and establish new collaborations, licensing or other arrangements and the financial terms of any such agreements, including our collaboration with Sanofi;
•	our commercialization, marketing and manufacturing capabilities and expectations;
•	the rate and degree of market acceptance of our product candidates, as well as the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model and strategic plans for our business, product candidates and technology, including additional indications for which we may pursue;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected term of patent protection;
•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;
•	developments and projections relating to our competitors and our industry, including competing therapies and procedures;
•	regulatory and legal developments in the United States and foreign countries;
•	the performance of our third-party suppliers and manufacturers;
•	our ability to attract and retain key scientific or management personnel;
•	our expectations regarding our ability to obtain, maintain, enforce and defend our intellectual property protection for our product candidates; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$129,154	$104,268
Marketable securities	479,501	336,473
Accounts receivable	7,412	6,393
Prepaid expenses and other current assets	7,469	6,988
Total current assets	623,536	454,122
Property and equipment, net	10,107	8,902
Operating lease right-of-use asset	25,234	27,435
Intangible assets, net	60,143	60,945
Goodwill	14,608	14,608
Restricted cash	1,084	1,084
Other noncurrent assets	264	305
Total assets	$734,976	$567,401
Liabilities, redeemable convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable	$10,491	$12,609
Accrued expenses and other current liabilities	23,776	18,784
Operating lease liability, current	4,959	3,672
Deferred revenue, current	12,665	12,111
Total current liabilities	51,891	47,176
Deferred revenue, noncurrent	9,678	8,481
Deferred tax liability	7,444	7,444
Operating lease liability, noncurrent	26,827	28,992
Other noncurrent liabilities	932	632
Total liabilities	96,772	92,725
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; zero shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 73,654,880 and 66,599,748 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	8	7
Additional paid-in capital	1,038,196	740,098
Accumulated other comprehensive income	(40)	116
Accumulated deficit	(399,960)	(265,545)
Total stockholders' equity	638,204	474,676
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$734,976	$567,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Collaboration revenue	$1,101	$12,661	$19,930	$34,232
Total revenue	1,101	12,661	19,930	34,232
Operating expenses:
Research and development	46,473	34,871	133,267	95,246
General and administrative	7,791	5,341	21,758	15,603
Total operating expenses	54,264	40,212	155,025	110,849
Loss from operations	(53,163)	(27,551)	(135,095)	(76,617)
Other income (expense), net:
Interest income	223	347	692	1,986
Interest expense	—	(17)	(12)	(57)
Total other income, net	223	330	680	1,929
Loss before income taxes	(52,940)	(27,221)	(134,415)	(74,688)
Benefit from income taxes	—	—	—	733
Net loss	$(52,940)	$(27,221)	$(134,415)	$(73,955)
Redeemable convertible preferred stock dividends - undeclared and cumulative	—	—	—	(2,219)
Net loss attributable to common stockholders	$(52,940)	$(27,221)	$(134,415)	$(76,174)
Net loss per share attributable to common stockholders - basic and diluted	$(0.72)	$(0.42)	$(1.85)	$(1.49)
Weighted-average common shares used to compute net loss per share, basic and diluted	73,535,686	64,892,868	72,467,677	51,031,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(52,940)	$(27,221)	$(134,415)	$(73,955)
Other comprehensive income/(loss)	—	—	—	—
Unrealized gain (loss) on investments, net	(49)	(80)	(156)	137
Total comprehensive loss	$(52,989)	$(27,301)	$(134,571)	$(73,818)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

						Accumulated
	Redeemable Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income/ (Loss)	Deficit	Equity/(Deficit)
Balance at December 31, 2020	—	$—	66,599,748	$7	$740,098	$116	$(265,545)	$474,676
Issuance of common stock upon follow-on offering, net of offering costs of $18,855	—	—	6,666,666	1	281,144	—	—	281,145
Issuance of common stock pursuant to stock option exercises	—	—	166,897	—	555	—	—	555
Issuance of common stock related to vesting of restricted stock units	—	—	1,798	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	46	—	—	46
Stock-based compensation expense	—	—	—	—	3,387	—	—	3,387
Net unrealized loss on marketable securities	—	—	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	—	—	(37,176)	(37,176)
Balance at March 31, 2021	—	$—	73,435,109	$8	$1,025,230	$63	$(302,721)	$722,580
Issuance of common stock pursuant to stock option exercises	—	—	64,862	—	257	—	—	257
Issuance of common stock related to employee stock purchase plan	—	—	46,201	—	1,175	—	—	1,175
Issuance of common stock related to vesting of restricted stock units	—	—	30,817	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	34	—	—	34
Stock-based compensation expense	—	—	—	—	5,313	—	—	5,313
Net unrealized loss on marketable securities	—	—	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	—	—	(44,299)	(44,299)
Balance at June 30, 2021	—	$—	73,576,989	$8	$1,032,009	$9	$(347,020)	$685,006
Issuance of common stock pursuant to stock option exercises	—	—	61,178	—	319	—	—	319
Issuance of common stock related to vesting of restricted stock units	—	—	20,004	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	41	—	—	41
Stock-based compensation expense	—	—	—	—	5,827	—	—	5,827
Repurchase of common stock			(3,291)					—
Net unrealized loss on marketable securities	—	—	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	—	—	(52,940)	(52,940)
Balance at September 30, 2021	—	$—	73,654,880	$8	$1,038,196	$(40)	$(399,960)	$638,204

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

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(134,415)	$(73,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed asset	104	—
Amortization of intangible assets	802	801
Stock-based compensation expense	14,527	6,254
Depreciation and amortization	2,267	1,937
Net amortization of premium on marketable securities	2,120	382
Amortization of operating lease right-of-use asset	2,201	2,107
Changes in operating assets and liabilities:
Accounts receivable	(1,019)	(562)
Prepaid expenses and other current assets	(440)	(2,082)
Accounts payable	(334)	(4,311)
Accrued expenses and other current liabilities	4,977	5,046
Deferred revenue	1,751	(8,969)
Deferred tax liability	—	(734)
Operating lease liability	(878)	(1,915)
Other noncurrent assets	—	405
Other noncurrent liabilities	422	566
Net cash used in operating activities	(107,915)	(75,030)
Cash flows from investing activities
Purchases of marketable securities	(560,521)	(499,257)
Maturities of marketable securities	406,224	200,837
Sales of marketable securities	8,992	3,005
Purchases of property and equipment	(5,345)	(1,764)
Net cash used in investing activities	(150,650)	(297,179)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	281,145	420,101
Proceeds from issuance of common stock under equity incentive plans	1,131	1,190
Proceeds from issuance of common stock related to employee stock purchase plan	1,175	—
Net cash provided by financing activities	283,451	421,291
Net increase in cash, cash equivalents and restricted cash	24,886	49,082
Cash, cash equivalents and restricted cash - beginning of period	105,352	16,873
Cash, cash equivalents and restricted cash - end of period	$130,238	$65,955
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	129,154	64,871
Restricted cash	1,084	1,084
Cash, cash equivalents and restricted cash - end of period	$130,238	$65,955
Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised options and restricted stock	$122	$132
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	44	441
Right-of-use assets obtained in exchange for operating lease liabilities	—	21,188
Unpaid deferred offering costs	—	34

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization

Revolution Medicines, Inc. (the Company) is a clinical-stage precision oncology company focused on developing targeted therapies to inhibit frontier targets in RAS-addicted cancers. The Company was founded in October 2014 and is headquartered in Redwood City, California.

Liquidity

The Company has incurred net operating losses in each year since inception. As of September 30, 2021, the Company had an accumulated deficit of $400 million. Management believes that its existing cash, cash equivalents and marketable securities will enable the Company to fund its planned operations for at least 12 months following the issuance date of these condensed consolidated financial statements. The Company has been able to fund its operations through the issuance and sale of common stock and redeemable convertible preferred stock in addition to upfront payments and research and development cost reimbursement received under the Company’s collaboration agreement with Genzyme Corporation, an affiliate of Sanofi. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and payments the Company may receive under the Sanofi collaboration agreement or future collaboration agreements, if any. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

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
2.	Summary of significant accounting policies

Basis of presentation

The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and applicable rules of the Securities and Exchange Commission (SEC) regarding interim financial reporting and, in the opinion of management, include all normal and recurring adjustments which are necessary to state fairly the Company's financial position and results of operations for the reported periods. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 2, 2021. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The condensed consolidated financial statements for the periods ended September 30, 2021 and September 30, 2020 include the accounts of the Company and its wholly owned subsidiary, Warp Drive Bio, Inc. (Warp Drive). All intercompany balances and transactions have been eliminated in consolidation. The functional and reporting currency of the Company and its subsidiary is the U.S. dollar.

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

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical accruals, valuation of in-process research and development and developed technologies, income taxes, useful lives of property and equipment and intangible assets, impairment of goodwill, and stock-based compensation. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, financial condition and results of operations is highly uncertain and subject to change. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three months ended September 30, 2021. Actual results could materially differ from the Company’s estimates, and there may be changes to the estimates in future periods.

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB), under its ASC or other standard setting bodies, and adopted by the Company as of the specified effective date, unless otherwise discussed below.

Recently adopted accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in

Topic 740 and clarifying and amending existing guidance. This ASU is effective for the Company for the fiscal year beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2020. The Company adopted the standard on January 1, 2021 and concluded that adoption of the standard did not have a material impact on its consolidated financial statements.

Recent accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (ASU 2018-19) which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (ASU 2019-05). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. ASU 2016-13 is applicable to the Company for the fiscal year beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact the adoption of these ASUs will have on its consolidated financial statements and related disclosures.

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

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs (ASU 2020-08). ASU 2020-08 clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early application is not permitted. All entities should apply ASU 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company is currently evaluating the impact of ASU 2020-08 on the Company’s consolidated financial statements.

In October 2020, FASB issued ASU 2020-10, Codification Improvements (ASU 2020-10). ASU 2020-10 updates various codification topics by clarifying or improving disclosure requirements to align with the SEC's regulations. The amendments are effective for the Company for fiscal years beginning after December 15, 2021, including interim period within those fiscal years. Early adoption is permitted. Adoption shall be applied retrospectively. The Company is currently evaluating the impacts of the provisions of ASU 2020-10 on its consolidated financial statements and related disclosures.
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

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	September 30, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds (1)	$108,950	$108,950	$—	$—
Commercial paper (1, 2)	303,986	—	303,986	—
U.S. government and agency securities (2)	77,430	—	77,430	—
Corporate bonds (1, 2)	120,784	—	120,784	—
Total	$611,150	$108,950	$502,200	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds (1)	$16,696	$16,696	$—	$—
Commercial paper (1, 2)	151,663	—	151,663	—
U.S. government and agency securities (1, 2)	270,520	—	270,520	—
Corporate bonds (1, 2)	3,200	—	3,200	—
Total	$442,079	$16,696	$425,383	$—
(1)	Included in cash and cash equivalents on the consolidated balance sheets.
(2)	Included in marketable securities on the consolidated balance sheets.

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

The following tables summarize the estimated value of the Company’s available-for-sale marketable securities and cash equivalents and the gross unrealized gains and losses:

	September 30, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$282,788	$11	$(10)	$282,789
U.S. government and agency securities	77,428	11	(9)	77,430
Corporate bonds	119,324	2	(44)	119,282
Total marketable securities	479,540	24	(63)	479,501
Cash equivalents:
Money market funds	108,950	—	—	108,950
Commercial paper	21,198	—	(1)	21,197
Corporate bonds	1,502	—	—	1,502
Total cash equivalents	131,650	—	(1)	131,649
Total available-for-sale investments	$611,190	$24	$(64)	$611,150

	December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$69,871	$—	$(5)	$69,866
U.S. government and agency securities	266,481	131	(5)	266,607
Total marketable securities	336,352	131	(10)	336,473
Cash equivalents:
Money market funds	16,696	—	—	16,696
Commercial paper	81,800	—	(3)	81,797
U.S. government and agency securities	3,913	—	—	3,913
Corporate bonds	3,202	—	(2)	3,200
Total cash equivalents	105,611	—	(5)	105,606
Total available-for-sale investments	$441,963	$131	$(15)	$442,079

The amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are summarized below as of September 30, 2021:

	September 30, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Mature in one year or less	$553,464	$14	$(50)	$553,428
Mature after one year through two years	57,726	10	(14)	57,722
Total marketable securities	$611,190	$24	$(64)	$611,150

5.	Balance sheet components

Property and equipment, net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
Laboratory equipment	$10,776	$9,978
Leasehold improvements	7,201	3,387
Computer equipment and software	2,219	1,578
Furniture and fixtures	69	48
Construction in progress	22	1,981
	20,287	16,972
Less: accumulated depreciation and amortization	(10,180)	(8,070)
Property and equipment, net	$10,107	$8,902

Depreciation and amortization expense for property and equipment amounted to $0.8 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively, and $2.3 million and $1.9 million for the nine months ended September 30, 2021 and 2020, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
Accrued compensation	$6,313	$7,736
Accrued research and development	16,186	10,459
Accrued professional services	1,152	492
Other	125	97
Total accrued expenses and other current liabilities	$23,776	$18,784

6.	Intangible assets and goodwill

Intangible assets, net

Intangible assets, net consist of the following as of September 30, 2021:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology - tri-complex platform	7,480	(3,137)	4,343	4.1
Total	$63,280	$(3,137)	$60,143

Amortization expense for the three months ended September 30, 2021 and 2020 was $0.3 million and $0.3 million, respectively, and for the nine months ended September 30, 2021 and 2020 was $0.8 million and $0.8 million, respectively.

As of September 30, 2021, future amortization expense is as follows:

Amount
(in thousands)
2021 (remaining three months)	$266
2022	1,069
2023	1,069
2024	1,069
2025	870
Total	$4,343

Intangible assets, net consist of the following as of December 31, 2020:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology - tri-complex platform	7,480	(2,335)	5,145	4.8
Total	$63,280	$(2,335)	$60,945

Goodwill

The following summarizes the change in the carrying value of goodwill for the nine months ended September 30, 2021:

Amount
(in thousands)
Balance at December 31, 2020	$14,608
Adjustment	—
Balance at September 30, 2021	$14,608

No impairment has been recognized as of September 30, 2021. Goodwill recorded is not deductible for income tax purposes.
7.	Commitments and contingencies

Leases

In January 2015, as amended in September 2016, the Company entered into an operating lease for approximately 42,000 square feet of office and laboratory space located at 700 Saginaw Drive, Redwood City, California (the 700 Building), with a term through April 2023 (the Redwood City Lease). In April 2020, the Company amended the Redwood City Lease to lease an additional 19,000 square feet of office, laboratory and research and development space located at 300 Saginaw Drive, Redwood City, California (the 300 Building), beginning on December 15, 2020 and ending December 31, 2030, and to extend the Company’s existing lease term for the 700 Building until December 31, 2030. As of September 30, 2021, the Company had the option to extend the lease term for the 700 Building and the 300 Building together for an additional ten years after December 31, 2030.

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

In connection with the lease amendment entered into in April 2020, the Company issued a letter of credit for $0.9 million, which is included in restricted cash on the consolidated balance sheet as of September 30, 2021 and December 31, 2020, respectively.

Through September 30, 2021, the landlord had provided the Company with $3.4 million in tenant improvement allowances for the 700 Building and $3.2 million for the 300 building, which were recognized as lease incentives. The lease incentives are being amortized as an offset to rent expense over the lease term in the condensed consolidated statements of operations.

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

As part of the Warp Drive acquisition in October 2018, the Company assumed an operating lease for approximately 22,000 square feet of office and laboratory space located in Cambridge, Massachusetts (the Cambridge Lease), which expires in February 2023, with an option to extend the term through February 2028, subject to certain conditions. In March 2019, the Company fully subleased the Cambridge Lease to Casma Therapeutics, Inc. (Casma), a related party, on financial terms substantially the same as the original lease. The sublease term with Casma is through the remainder of the Cambridge Lease term. The sublease by Casma and related sublease payments by Casma to the Company are fully guaranteed by Third Rock Ventures, LLC, a related party. In conjunction with the Cambridge Lease, the Company issued a letter of credit for $0.2 million, which is included in restricted cash on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.

The balance sheet classification of the Company’s lease liabilities was as follows:

	September 30,	December 31,
	2021	2020
	(in thousands)
Operating lease liabilities:
Operating lease liability – current	$4,959	$3,672
Operating lease liability – noncurrent	26,827	28,992
Total operating lease liabilities	31,786	32,664
Financing lease liabilities:
Accrued expenses and other current liabilities	—	19
Total financing lease liabilities	—	19
Total lease liabilities	$31,786	$32,683

For the three months ended September 30, 2021 and 2020, operating lease cost was $0.9 million and $0.8 million, respectively, net of sublease income of $0.4 million and $0.5 million, respectively, and tenant improvement allowance credits of $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2021 and 2020, operating lease cost was $2.1 million and $1.9 million, respectively, net of sublease income was $1.5 million and $1.4 million, respectively, and tenant improvement allowance credits were $0.2 million and $0.2 million, respectively. The operating cash flows for operating leases were $0.7 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively. The operating cash flows for operating leases were $0.9 million and $1.9 million for the nine months ended September 30, 2021 and 2020, respectively. Short-term lease costs were immaterial for the three and nine months ended September 30, 2021 and 2020.

As of September 30, 2021, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2021 (remaining three months)	$1,254
2022	5,144
2023	4,173
2024	4,215
2025	4,363
Thereafter	24,213
Total undiscounted lease payments	$43,362
Less: Imputed interest	(11,576)
Total operating lease liabilities	$31,786

The amounts reflected in the table above include the Company’s lease payments for the Cambridge lease, but do not reflect any offset for the sublease payments the Company is entitled to receive from Casma.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted-average discount rate used to determine the operating lease liability was 7.1%. As of September 30, 2021 and December 31, 2020, the weighted-average remaining lease term was 8.6 years and 9.1 years, respectively.

Legal matters

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that losses will be incurred and these losses can be reasonably estimated. As of September 30, 2021 and December 31, 2020, respectively, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

In June 2018, the Company entered into a collaborative research, development and commercialization agreement (the Sanofi Agreement) with Aventis, Inc. (an affiliate of Sanofi) to research and develop SHP2 inhibitors, including RMC-4630, for any indications. The Sanofi Agreement was assigned to Genzyme Corporation, a Sanofi affiliate, in December 2018. For the purposes of this discussion, we refer to Genzyme Corporation as Sanofi. Pursuant to the Sanofi Agreement, the Company granted Sanofi a worldwide, exclusive, sublicensable (subject to the Company’s consent in certain circumstances) license under certain of the Company’s patents and know-how to research, develop, manufacture, use, sell, offer for sale, import and otherwise commercialize SHP2 inhibitors, including RMC-4630, for any and all uses, subject to the Company’s exercise of rights and performance of obligations under the Sanofi Agreement.

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

The Company has primary responsibility for early clinical development of RMC-4630 and is responsible for the manufacture of SHP2 inhibitors for Phase 1 and non-registrational Phase 2 clinical trials pursuant to a development plan that is currently approved through 2022. In August 2021, the Company entered into a letter agreement with Sanofi (the Letter Agreement) to include an additional clinical study, RMC-4630-03, as part of the Company’s responsibilities under the development plan. Sanofi is responsible to reimburse the Company all internal and external costs and expenses to perform the Company’s activities under approved development plans, except for costs and expenses related to studies designated in the Sanofi Agreement as RevMed Studies, for which the Company will bear all costs and expenses, and for the RMC-4630-03 study, for which Sanofi will reimburse the Company for 50% of the costs and expenses. Unreimbursed costs borne by the Company for any RevMed Studies and our 50% share of the RMC-4630-03 collaboration study are subject to future reimbursement by Sanofi through a buy-in payment pursuant to the terms of the Sanofi Agreement if Sanofi uses the data from a RevMed Study or the RMC-4630-03 study in support of a marketing approval application. There currently are no active RevMed Studies.

The Company is also primarily responsible for performing preclinical research on SHP2 inhibitors pursuant to a research plan that is currently approved through 2021. The parties currently do not anticipate additional collaboration preclinical research under the research plan in 2022. Sanofi is responsible to reimburse the Company for all internal and external costs and expenses incurred to perform activities under approved research plans, with the exception of internal and external research costs and expenses under the approved research plans for 2019 and 2020, for which Sanofi was obligated to reimburse the Company for 80% of such costs. The Company was responsible for 20% of all internal and external research costs incurred under the research plans for 2019 and 2020. Sanofi is responsible to reimburse the Company for all internal and external costs and expenses incurred under the research plan for 2021.

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

The Company determined that the transaction price of the Sanofi Agreement was $190.4 million as of September 30, 2021 which represents a decrease of $5.7 million from June 30, 2021. In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. The Company determined that the $50.0 million upfront payment and $140.4 million of estimated variable consideration for expense reimbursements from Sanofi for agreed upon research and development services as of September 30, 2021 constituted consideration to be included in the transaction price, which is to be allocated to the combined performance obligation. Development and regulatory milestones under the Sanofi Agreement were considered but not included in the transaction price, as it is probable that a significant revenue reversal could occur if they were included. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

The Company determined that the added development services related to RMC-4630-03 under the Letter Agreement are an extension of services under the development plan that are not distinct from the single performance obligation under the initial Sanofi Agreement. Accordingly, the Company determined the Letter Agreement represented a contract modification that will be accounted for as an adjustment to the existing contract by applying a cumulative catch-up adjustment to collaboration revenue. Concurrent with entering into the Letter Agreement, the Company and Sanofi decided to no longer enroll new patients in the RMC-4630-02 clinical study. The Company calculated the adjusted cumulative revenue under the agreements by updating the transaction price for the estimated consideration to be received, updating the estimated costs to fulfill the performance obligation and decreasing the estimated percentage of completion to date, which resulted in a cumulative catch-up adjustment for the three and nine months ended September 30, 2021, that reduced collaboration revenue by $8.5 million.

During the three months ended September 30, 2021 and 2020, the Company recognized $1.1 million and $12.7 million of collaboration revenue associated with this agreement, respectively, and $19.9 million and $34.2 million for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021 and December 31, 2020, $12.7 million and $12.1 million of deferred revenue is classified as current and $9.7 million and $8.5 million is classified as noncurrent, respectively.

9.	Redeemable convertible preferred stock

Upon the closing of the IPO in February 2020, all shares of redeemable convertible preferred stock then outstanding converted into 39,600,423 shares of common stock. There were no shares of redeemable convertible preferred stock outstanding as of September 30, 2021 and December 31, 2020.
10.	Common stock

As of September 30, 2021 and December 31, 2020, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. As of September 30, 2021, no dividends have been declared to date.

The Company has reserved shares of common stock, on an as-converted basis, for future issuance as follows:

	September 30,	December 31,
	2021	2020
Outstanding options to purchase common stock	6,034,930	5,118,979
Unvested restricted stock units of common stock	406,374	85,639
Available for future issuance under the 2020 Incentive Award Plan	6,557,952	4,806,916
Available for issuance under the 2020 Employee Stock Purchase Plan	1,119,518	499,722
Total	14,118,774	10,511,256

11.	Stock-based compensation

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

As of September 30, 2021, there were 6,557,952 shares of common stock reserved for issuance pursuant to the 2020 Plan.

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

The Company allows its employees, non-employees and directors to exercise options granted under the 2014 Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in other noncurrent liabilities and are reclassified to common stock and additional paid-in capital as the repurchase right lapses. As of September 30, 2021 and December 31, 2020, there were 47,919 and 130,793 shares, respectively, and $0.1 million and $0.2 million, respectively, recorded in other noncurrent liabilities, related to early exercised shares that were subject to repurchase.

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

As of September 30, 2021, 75,438 shares have been purchased under the 2020 ESPP and a total of 1,119,518 shares of common stock were available for future issuance under the ESPP. As of September 30, 2021, there was $2.3 million of unrecognized compensation cost related to the ESPP.

Stock options

The following summarizes option activity under both the 2020 Plan and the 2014 Plan:

	Number of Shares underlying options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2020	5,118,979	$7.37	8.25	$165,088
Options granted	1,386,496	39.15
Options exercised	(292,937)	4.17
Options cancelled	(177,608)	23.39
Balance, September 30, 2021	6,034,930	$14.35	7.93	$97,061
Options vested and expected to vest as of September 30, 2021	6,034,930	$14.35	7.93	$97,061
Options vested and exercisable as of September 30, 2021	2,786,939	$7.03	7.26	$59,352

As of September 30, 2021, there was $44.4 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.4 years.

Restricted stock units

Restricted stock units (RSUs) have been granted to employees and directors. The value of an RSU award is based on the Company’s stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock. The Company has granted RSUs pursuant to the 2020 Plan.

Activity under the 2020 Plan with respect to the Company’s RSUs during the nine months ended September 30, 2021 was as follows:

	Number of Shares	Weighted- average grant date fair value per share	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2020	85,639	$35.13	1.73	$3,390
Restricted stock units granted	395,577	39.17
Restricted stock units vested	(52,619)	39.54
Restricted stock units forfeited	(22,223)	37.83
Balance, September 30, 2021	406,374	$38.34	1.76	$11,179
Expected to vest as of September 30, 2021	406,374	$38.34	1.76	$11,179

The number of RSUs vested includes shares of common stock that the Company withheld to satisfy the minimum statutory tax withholding requirements. As of September 30, 2021, there was $14.8 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 3.3 years.

Stock-based compensation expense

Total stock-based compensation expense related to stock options, RSUs and the 2020 ESPP by function was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Research and development	$3,385	$1,403	$8,374	$3,466
General and administrative	2,442	1,267	6,153	2,788
Total	$5,827	$2,670	$14,527	$6,254

Stock-based compensation related to options granted to non-employees was $0.1 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $0.4 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively.

12.	Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net loss	$(52,940)	$(27,221)	$(134,415)	$(73,955)
Redeemable convertible preferred stock dividends- undeclared and cumulative	—	—	—	(2,219)
Net loss attributable to common stockholders	$(52,940)	$(27,221)	$(134,415)	$(76,174)
Denominator:
Weighted-average shares outstanding	73,599,501	65,099,432	72,541,749	51,293,687
Less: Weighted-average unvested restricted shares and shares subject to repurchase	(63,815)	(206,564)	(74,072)	(262,684)
Weighted-average shares used to compute net loss per share attributable to common stockholders-basic and diluted	73,535,686	64,892,868	72,467,677	51,031,003
Net loss per share attributable to common stockholders-basic and diluted	$(0.72)	$(0.42)	$(1.85)	$(1.49)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of September 30,
	2021	2020
Options to purchase common stock	6,034,930	5,306,220
Options early exercised subject to future vesting	47,919	181,234
Unvested restricted stock units of common stock	406,374	67,260
Expected shares to be purchased under ESPP	144,012	119,806
Total	6,633,235	5,674,520

13.	Related party relationships

Following the Company’s acquisition of Warp Drive, in January 2019, the Company entered into a sublease agreement with Casma to sublease the Cambridge Lease. The sublease by Casma and related sublease payments by Casma to the Company are fully guaranteed by an affiliate of Third Rock Ventures.
14.	Subsequent events

In November 2021, the Company amended its Redwood City Lease to lease an additional 41,445 square feet of office, laboratory and research and development space located at 800 Saginaw Drive, Redwood City, California (the 800 Building) beginning on November 7, 2021 and ending November 30, 2033.  Under the amendment, the lease expiration dates for the 700 Building and the 300 Building were extended from December 31, 2030 to November 30, 2033 (the Lease Extension Period).

         The annual base rent for the lease of the 800 Building is $2.7 million until November 30, 2022, after which the annual base rent will increase by approximately 3.5% in each subsequent year of the lease term. The annual base rent for the lease of the 700 Building and the 300 Building remain unchanged, and increase by 3.5% in each subsequent year of the Lease Extension Period.

On November 10, 2021, the Company entered into a sales agreement (the Sales Agreement) with Cowen and Company, LLC (Cowen) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $250.0 million, through an at-the-market equity offering program under which Cowen will act as its sales agent. The issuance and sale of shares of common stock by the Company pursuant to the Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement.

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

Our highest priority hypothesis regarding RMC-4630 is that it can deliver additional clinical benefit to patients with RAS-addicted tumors treated with a RAS inhibitor. There are currently three active or planned clinical studies of RMC-4630 in combination with RAS inhibitors:

(1)an active Amgen-sponsored Phase 1b study of RMC-4630 in combination with Amgen’s KRASG12C(OFF) inhibitor, sotorasib (LumakrasTM);

(2)RMC-4630-03, an active Phase 2 study of RMC-4630 in combination with sotorasib that we are sponsoring under a clinical trial collaboration and supply agreement with Amgen under our global partnership with Sanofi; and

(3)the planned Sanofi-sponsored Phase 1/2 study of RMC-4630 in combination with Mirati Therapeutics’ KRASG12C(OFF) inhibitor, adagrasib.

Amgen is currently evaluating RMC-4630 in an active Phase 1b study in combination with Amgen’s KRASG12C(OFF) agent sotorasib in Amgen’s CodeBreaK 101c study. This study is currently dosing patients at the RMC-4630 target dose of 200 mg on a Day

1 and Day 2 (D1D2) weekly schedule (i.e., the full dose used by us in monotherapy) in combination with sotorasib 960 mg on a daily schedule. We look forward to selection of a combination dose for this study in the second half of 2021.

As a complement to the CodeBreaK 101c study, we are sponsoring RMC-4630-03, which is an additional global Phase 2 study of RMC-4630 in combination with sotorasib. RMC-4630-03 will enroll patients with non-small cell lung cancer (NSCLC) carrying a KRASG12C mutation who have failed prior standard therapy and who have not previously been treated with a RAS inhibitor. We currently expect enrollment in this study to begin in the second half of 2021 and to have preliminary findings by the end of 2022.

Sanofi plans to sponsor a combination study under our 2018 collaborative research, development and commercialization agreement with Aventis, Inc. (an affiliate of Sanofi) (the Sanofi Agreement) evaluating RMC-4630 (also known as SAR442720) in combination with Mirati’s KRASG12C(OFF) inhibitor, adagrasib.

There are also three other active or planned clinical studies of RMC-4630 that do not involve combinations with RAS inhibitors:

(1)	RMC-4630-01, an active Phase 1 study of RMC-4630 as monotherapy;

(2)	a Sanofi-sponsored active Phase 1/2 study of RMC-4630 in combination with the PD-1 inhibitor pembrolizumab (Keytruda®); and

(3)	a combination of RMC-4630 with an ERK inhibitor in patients with pancreatic cancer as part of an investigator sponsored study planned by Netherlands Cancer Institute.

RMC-4630-01 is an ongoing Phase 1 study in patients with advanced cancers, including those with tumors harboring genetically defined mutations in the RAS signaling pathway. This study is evaluating the safety, pharmacokinetics and pharmacodynamic effects of RMC-4630 as a single agent at the recommended phase 2 dose and schedule (RP2DS) of 200 mg administered on D1D2 weekly schedule. We are evaluating this dose and schedule in an expansion cohort of the RMC-4630-01 study, consisting of patients with gynecologic tumors harboring NF1LOF mutations.

RMC-4630 is being evaluated by Sanofi in a global Phase 1/2 study in combination with the PD-1 inhibitor pembrolizumab (Keytruda®). Sanofi has selected a RP2DS and preparation is underway for Phase 2 expansion focused on evaluating this combination as front-line treatment for NSCLC patients whose tumors express PD-L1.

In addition, RMC-4630-02 is a deprioritized Phase 1b/2 study of RMC-4630 that includes an arm that studied RMC-4630 in combination with the MEK inhibitor cobimetinib and an arm that evaluated RMC-4630 in combination with the EGFR inhibitor osimertinib (Tagrisso®). Although we will observe and support patients who are part of the study, no additional patients will be enrolled and the study has been deprioritized.

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

RMC-5845

Our RAS Companion Inhibitor RMC-5845 targets SOS1, a protein that plays a key role in converting RAS(OFF) to RAS(ON) in cells. RMC-5845 is in the IND-enabling stage of preclinical development and is intended for select combination therapies for certain genetically-defined tumors. We currently expect RMC-5845 to be IND-ready in the second half of 2021.

Collaboration agreement with Sanofi

In June 2018, we entered into the Sanofi Agreement with Aventis, Inc. (an affiliate of Sanofi), to research and develop SHP2 inhibitors, including RMC-4630, for any indications. The Sanofi Agreement was assigned to Genzyme Corporation, a Sanofi affiliate, in December 2018. For the purposes of this discussion, we refer to Genzyme Corporation as Sanofi. Pursuant to the Sanofi Agreement, we granted Sanofi a worldwide, exclusive, sublicensable (subject to our consent in certain circumstances) license under certain of our patents and know-how to research, develop, manufacture, use, sell, offer for sale, import and otherwise commercialize SHP2 inhibitors, including RMC-4630, for any and all uses, subject to our exercise of rights and performance of obligations under the Sanofi Agreement. Such intellectual property exclusively licensed to Sanofi includes our interest under any of our solely-owned or jointly-owned inventions arising out of activities undertaken pursuant to the development of SHP2 inhibitor product candidates under the Sanofi Agreement.

Under the Sanofi Agreement, we have primary responsibility for early clinical development of RMC-4630 pursuant to a development plan that is currently approved through 2022. The development plan and budget beyond 2022 will be determined by a joint research and development committee, over which Sanofi has final decision-making power subject to certain exceptions. Sanofi is responsible to reimburse us all internal and external costs and expenses to perform our activities under approved development plans, except for costs and expenses related to studies designated in the Sanofi Agreement as RevMed Studies, for which we will bear all costs and expenses, and for the planned RMC-4630-03 study, for which we have agreed that Sanofi will reimburse us for 50% of the costs and expenses. Unreimbursed costs borne by us for any RevMed Studies and for our 50% share of the RMC-4630-03 collaboration study are subject to future reimbursement by Sanofi through a buy-in payment pursuant to the terms of the Sanofi Agreement if they use data from a RevMed Study or the RMC-4630-03 study in support of a marketing approval application. There currently are no active RevMed Studies.

We are responsible for the manufacture of SHP2 inhibitors for Phase 1 and non-registrational Phase 2 clinical trials pursuant to a development plan that is currently approved through 2022, while Sanofi is responsible for manufacturing SHP2 inhibitors for all other clinical trials and commercial supply. Sanofi has the sole right and responsibility to perform all regulatory activities under the Sanofi Agreement, except with respect to certain trials conducted by us or otherwise conducted under our IND, including our current clinical trials evaluating RMC-4630. Once we have completed all clinical trials for a product candidate that are assigned to us under a development plan, all regulatory approvals for such product candidate are automatically assigned to Sanofi.

We are also primarily responsible for performing preclinical research on SHP2 inhibitors, pursuant to a research plan that is currently approved through 2021. The parties currently do not anticipate additional collaboration preclinical research under the research plan in 2022. Sanofi is responsible to reimburse us for all internal and external costs and expenses incurred to perform activities under approved research plans, with the exception of internal and external research costs and expenses under the approved research plans for 2019 and 2020, for which Sanofi was obligated to reimburse us for 80% of such costs. We were responsible for 20% of all internal and external research costs incurred under the research plans for 2019 and 2020. Sanofi is responsible to reimburse us for all internal and external costs and expenses incurred under the research plan for 2021.

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

Through September 30, 2021, we have received an aggregate of $147.2 million from Sanofi, including the upfront payment and research and development expense reimbursements.

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

For further information on our revenue recognition policies, see “Note 2. Summary of significant accounting policies” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of our 2020 Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 2, 2021 (our 2020 Form 10-K).

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

We expense all research and development costs in the periods in which they are incurred. Expenses for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors, collaborators and third-party service providers. Nonrefundable advance payments for goods or services to be received in future periods for use in research and development activities are deferred and recorded as prepaid assets. The prepaid amounts are then expensed as the related goods are delivered or as services are performed.

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

Interest expense

Interest expense primarily consists of interest related to a capital lease and interest on other outstanding obligations.

Benefit from income taxes

Benefit from income taxes relates to net changes in the deferred tax liability associated with our acquisition of Warp Drive Bio, Inc. (Warp Drive) resulting from changes in the effective state tax rate and changes in our valuation allowance.

Results of operations

Comparison of the three and nine months ended September 30, 2021 and 2020

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Increase/ (decrease)	2021	2020	Increase/ (decrease)
	(in thousands)			(in thousands)
Revenue:
Collaboration revenue	$1,101	$12,661	$(11,560)	$19,930	$34,232	$(14,302)
Total revenue	1,101	12,661	(11,560)	19,930	34,232	(14,302)
Operating expenses:
Research and development	46,473	34,871	11,602	133,267	95,246	38,021
General and administrative	7,791	5,341	2,450	21,758	15,603	6,155
Total operating expenses	54,264	40,212	14,052	155,025	110,849	44,176
Loss from operations	(53,163)	(27,551)	(25,612)	(135,095)	(76,617)	(58,478)
Other income (expense), net:
Interest income	223	347	(124)	692	1,986	(1,294)
Interest expense	—	(17)	17	(12)	(57)	45
Total other income, net	223	330	(107)	680	1,929	(1,249)
Loss before income taxes	(52,940)	(27,221)	(25,719)	(134,415)	(74,688)	(59,727)
Benefit from income taxes	—	—	—	—	733	(733)
Net loss	$(52,940)	$(27,221)	$(25,719)	$(134,415)	$(73,955)	$(60,460)

Collaboration revenue

Collaboration revenue consists of revenue under the Sanofi Agreement, which was entered into in June 2018. In August 2021, we entered in a Letter Agreement with Sanofi to include RMC-4630-03 under the development plan for RMC-4630 and decided to no longer enroll new patients in RMC-4630-02.  As a result of these development plan adjustments, we revised our estimate of the accounting transaction price and our percentage of completion under the agreements with Sanofi, which resulted in a cumulative catch-up adjustment that reduced collaboration revenue by $8.5 million for the three and nine months ended September 30, 2021.

Collaboration revenue decreased by $11.6 million, or 91%, during the three months ended September 30, 2021 compared to the same period in 2020. Collaboration revenue decreased by $14.3 million, or 42%, during the nine months ended September 30, 2021 compared to the same period in 2020. The decreases are primarily due to the cumulative catch-up adjustment and lower reimbursed manufacturing costs.

Research and development expenses

Research and development expenses increased by $11.6 million, or 33%, during the three months ended September 30, 2021 compared to the same period in 2020. The increase in research and development expenses during the three months ended September 30, 2021 was primarily due to a $7.1 million increase in third party costs for our preclinical research portfolio, primarily driven by higher chemistry contract research organization, material sourcing and manufacturing costs; a $2.6 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; and a $2 million increase in stock-based compensation.

Research and development expenses increased by $38 million, or 40%, during the nine months ended September 30, 2021 compared to the same period in 2020. The increase in research and development expenses during the nine months ended September 30, 2021 was primarily due to a $25.7 million increase in third party costs for our preclinical research portfolio, primarily driven by higher chemistry contract research organization, material sourcing and manufacturing costs; a $6.9 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; and a $4.9 million increase in stock-based compensation.

General and administrative expenses

General and administrative expenses increased by $2.4 million, or 46%, during the three months ended September 30, 2021 compared to the same period in 2020. The increase in general and administrative expenses during the three months ended September

30, 2021 was primarily due to an increase of $1.2 million in stock-based compensation expense, an increase of $0.7 million in salaries and other employee-related expenses due to increased headcount and an increase of $0.6 million in legal and accounting fees.

General and administrative expenses increased by $6.2 million, or 39%, during the nine months ended September 30, 2021 compared to the same period in 2020. The increase in general and administrative expenses during the nine months ended September 30, 2021 was primarily due to an increase of $3.4 million in stock-based compensation expense, an increase of $1.8 million in salaries and other employee-related expenses due to increased headcount, and an increase of $0.6 million in insurance costs.

Interest income

Interest income decreased by $0.1 million and $1.3 million during the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 due to lower interest rates.

Interest expense

Interest expense was less than $0.1 million for the three and nine months ended September 30, 2021 and 2020.

Benefit from income taxes

Benefit from income taxes was zero for the three months ended September 30, 2021 and 2020, and zero and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively. Benefit from income taxes for the three and nine months ended September 30, 2020, relates to a reduction in our effective state tax rate and the resulting impact on the deferred tax liabilities from the Warp Drive acquisition.

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

On November 10, 2021, we also entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $250.0 million, through an at-the-market equity offering program under which Cowen will act as its sales agent.

Our operations have been financed primarily by our public offerings of common stock, net proceeds of $230.6 million from the issuance of our preferred stock and $147.2 million received under the Sanofi Agreement for upfront payments and for research and development cost reimbursement.

As of September 30, 2021, we had $608.7 million in cash, cash equivalents and marketable securities.

As of September 30, 2021, we had an accumulated deficit of $400 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our product candidates and our pre-clinical research portfolio, and to a lesser extent, general and administrative expenditures. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue to advance our product candidates and pre-clinical research portfolio.

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

Cash flows

The following table summarizes our consolidated cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in) provided by:
Operating activities	$(107,915)	$(75,030)
Investing activities	(150,650)	(297,179)
Financing activities	283,451	421,291
Net change in cash and cash equivalents	$24,886	$49,082

Cash used in operating activities

During the nine months ended September 30, 2021, cash used in operating activities of $107.9 million was attributable to a net loss of $134.1 million offset by a net change of $4.2 million in our operating assets and liabilities and $22.0 million in non-cash charges. The non-cash charges primarily consisted of stock-based compensation expense of $14.5 million, depreciation and amortization of $2.3 million, amortization of operating lease right-of-use asset of $2.2 million and net amortization of premium on marketable securities of $2.1 million. The change in operating assets and liabilities was primarily due increase in accrued expenses and other current liabilities of $4.7 million, a $1.8 million increase in deferred revenue associated with the Sanofi Agreement, partially offset by $1.0 million decrease in prepaid expenses and other current assets primarily resulting from the timing of prepayments made for research and development activities and insurance.

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

Cash used in investing activities

During the nine months ended September 30, 2021, cash used in investing activities of $150.7 million, was primarily comprised of purchases of marketable securities of $560.5 million partially offset by maturities of marketable securities of $406.2 million.

During the nine months ended September 30, 2020, cash used in investing activities of $297.2 million, was primarily comprised of purchases of marketable securities of $499.3 million and purchases of property and equipment of $1.8 million, partially offset by cash provided by maturities of marketable securities of $200.8 million and sale of marketable securities of $3.0 million.

Cash provided by financing activities

During the nine months ended September 30, 2021, cash provided by financing activities of $283.5 million was comprised of $281.1 million in net proceeds from the issuance of common stock related to our public offering in February 2021, $1.2 million in proceeds from issuance of common stock related to our employee stock purchase plan and $1.1 million in proceeds from the issuance of common stock upon the exercise of stock options.

During the nine months ended September 30, 2020, cash provided by financing activities of $421.3 million was comprised $420.1 million in net proceeds from the issuance of common stock related to our IPO in February 2020 and follow-on public offering in July 2020 and $1.2 million in proceeds from the issuance of common stock upon the exercise of stock options.

Contractual obligations and commitments

The following table summarizes our commitments and contractual obligations as of September 30, 2021:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$43,362	$5,105	$8,620	$8,802	$20,835
Total contractual obligations	$43,362	$5,105	$8,620	$8,802	$20,835

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

         In November 2021, we amended our Redwood City Lease to lease an additional 41,445 square feet of office, laboratory and research and development space located at 800 Saginaw Drive, Redwood City, California, or the 800 Building, beginning on November 7, 2021 and ending November 30, 2033.  Under the amendment, our existing lease term for the 700 Building, and the 300 Building were extended from December 31, 2030 to November 30, 2033, or the Lease Extension Period. The annual base rent for the lease of the 800 Building is approximately $2.7 million until November 30, 2022, after which the annual base rent will increase by approximately 3.5% in each subsequent year of the lease term. The annual base rent for the lease of the 700 Building and the 300 Building remain unchanged and increase by 3.5% in each subsequent year of the Lease Extension Period. These lease payments are not included in the above commitments and contractual obligations table as the lease amendment occurred after September 30, 2021.

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

For a discussion of our critical accounting estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K. There have been no material changes to these critical accounting estimates since our 2020 Form 10-K.

Emerging growth company status

In April 2012, the Jumpstart Our Business Startups Act of 2012 (the JOBS Act) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company,” (an EGC) can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the Securities Act) for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We early adopted ASC 606 and ASC 842 as the JOBS Act does not preclude an EGC from early adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We have elected to use the extended transition period for any other new or revised accounting standards during the period in which we remain an EGC; however, we may adopt certain new or revised accounting standards early. We currently expect that we will no longer be an EGC on December 31, 2021.

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

We held cash, cash equivalents and marketable securities of $608.7 million and $440.7 million as of September 30, 2021 and December 31, 2020, respectively, which consisted of bank deposits, money market funds, U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate one percent change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President and Chief Executive Officer and Director and our Senior Vice President, Finance and Principal Accounting Officer, our principal executive officer and principal financial officer, respectively, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2021. Based on the evaluation, our President and Chief Executive Officer and Director and our Senior Vice President, Finance and Principal Accounting Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were, in design and operation, effective to the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant net losses. Our net losses were $108.2 million, $47.7 million and $41.8 million, for the years ended December 31, 2020, 2019 and 2018, respectively. Our net loss was $52.9 million and $134.4 million for the three and nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $400 million. We have funded our operations to date primarily with proceeds from the sale of common stock and preferred stock and upfront payments and research and development cost reimbursement received under our collaboration agreement with Genzyme Corporation, an affiliate of Sanofi, or the Sanofi Agreement. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Our operations have consumed substantial amounts of cash since inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial preclinical and clinical product candidates. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $608.7 million. In February 2020, we raised $250.7 million upon the completion of our initial public offering (IPO), net of underwriting discounts and commissions and offering expenses. In July 2020, we raised $167.8 million upon the completion of a follow-on public offering, net of underwriting discounts and commissions and offering expenses. In February 2021, we raised $281.1 million upon the completion of a follow-on public offering, net of underwriting discounts and commissions and offering expenses. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we are able to gain marketing approval for product candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize our product candidates to the extent that their launch and commercialization are not the responsibility of Sanofi or another collaborator that we may contract with in the future. In addition, other unanticipated costs may arise. Because the design and outcome of our current, planned and potential future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

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

In addition, our clinical trials will compete with approved therapies, including sotorasib, as well as other clinical trials for product candidates that are in the same therapeutic areas (and that seek to evaluate patients with cancer cells having the same mutations, particularly with patients having KRASG12C mutations, including Sanofi’s planned study of RMC-4630 in combination with adagrasib) as our current and potential future product candidates. This competition and competition with approved therapies, including sotorasib, will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to pursue a treatment regime using an approved therapy or enroll in a trial conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites. Moreover, because our current and potential future product candidates may represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our ongoing or any future clinical trials.

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

For example, the safety data we released in 2020 for both our RMC-4630-01 and RMC-4630-02 trials included both serious adverse events (SAEs) and other adverse events (AEs).

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

Furthermore, certain of our product candidates, such as RMC-4630, are currently being, and may in the future be, co-administered with approved or experimental therapies, such as Amgen’s KRASG12C(OFF) inhibitor sotorasib, Merck’s PD-1 inhibitor pembrolizumab, Mirati’s KRASG12C(OFF) inhibitor adagrasib or Lilly’s investigational ERK inhibitor LY3214996, which is the subject of a potential investigator sponsored trial with the Netherlands Cancer Institute. These combinations may have additional side effects. For example, overlapping on-pathway toxicities with the combination of RMC-4630 and osimertinib were anticipated and observed and our decision to deprioritize the osimertinib arm of our RMC-4630-02 study and to stop enrolling patients in this arm of the study was based in part on what we believe were on-pathway toxicities. The uncertainty resulting from the use of our product candidates in combination with other therapies may make it difficult to accurately predict side effects in future clinical trials.

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

The commercial success of our products will depend in part on public acceptance of the use of targeted cancer therapies. While a number of targeted cancer therapies have received regulatory approval and are being commercialized, our approach to targeting cancer cells carrying tumor causing mutations, including oncogenic RAS(ON) pathway mutations, is novel and unproven. Adverse events in clinical trials of our product candidates, or post-marketing activities, or in clinical trials of others developing similar products or that are related to approved targeted therapies, particularly those targeting oncogenic RAS pathway mutations, including sotorasib, and adagrasib and the resulting publicity, as well as any other adverse events in the field of oncology that may occur in the future, could result in a decrease in demand for any product that we may develop. If public perception is influenced by claims that the use of cancer therapies is unsafe, whether related to our therapies or those of our competitors, our products may not be accepted by the general public or the medical community.

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

We are developing RMC-4630 in combination with Amgen’s KRASG12C(OFF) inhibitor sotorasib, Mirati’s KRASG12C(OFF) inhibitor adagrasib and Merck’s PD-1 inhibitor pembrolizumab, and may in the future, develop RMC-4630 and other product candidates in combination with one or more approved cancer therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

We or our collaborators may also evaluate RMC-4630 or any other current or future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States or with approved cancer therapies at an unapproved dose and/or schedule, and/or with approved cancer therapies in unapproved indications. For example, we plan to provide RMC-4630 to Sanofi to support their evaluation of RMC-4630 in combination with adagrasib and to the Netherlands Cancer Institute to support their evaluation of RMC-4630 in combination with Lilly’s ERK inhibitor LY3214996. We will not be able to market and sell RMC-4630, or any product candidate we develop in combination with any such cancer therapies, outside existing approved labels that do not ultimately obtain marketing approval.

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

There are also several programs in development targeting SHP2, including those clinical programs run by Novartis AG, Jacobio Pharmaceuticals Co. Ltd. (licensed to AbbVie Inc.), Relay Therapeutics Inc. (licensed to Roche), Erasca, Inc., Navire Pharma, Inc., InnoCare Pharma Ltd., and Genhouse Bio Co. Ltd. There are several RAS pathway mutations programs, including those directed at KRASG12C(OFF) and KRASG12D mutations, including clinical programs directed at KRASG12C (OFF) being conducted by Amgen Inc., Mirati Therapeutics, Inc., Roche, Jacobio Pharmaceuticals Co. Ltd., Betta Pharmaceuticals Co., Ltd., Novartis AG, InventisBio, Eli Lilly, InnoCare Pharma Ltd., Innovent Biologics, Inc. and Genhouse Bio Co. Ltd. Other clinical programs directed at mutant RAS are being conducted by Merck & Co./Moderna Therapeutics, Boehringer Ingelheim and Gilead Sciences, Inc. Smaller and other early-stage companies may also prove to be significant competitors. In addition, academic research departments and public and private research institutions may be conducting research on compounds that could prove to be competitive.

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

The collection and use of personal data in the European Union (EU) and the European Economic Area (EEA), are governed by the General Data Protection Regulation (GDPR). The GDPR imposes stringent requirements for controllers and processors of personal data, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU and the EEA to the United States and other third countries. In July 2020, the Court of Justice of the European Union (CJEU) issued a decision that struck down the EU-U.S. Privacy Shield framework, which provided companies with a mechanism to comply with data protection requirements when transferring personal data from the EU to the United States and additionally called into question the validity of the European Commission’s Standard Contractual Clauses (SCCs), on which U.S. companies rely to transfer personal data from Europe to the United States and elsewhere. The European Commission issued revised SCCs in June 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers after September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. Further, in September 2020, the Swiss Federal Data Protection and Information Commissioner issued an opinion that stated it no longer considers the Swiss-U.S. Privacy Shield adequate for the purposes of personal data transfers from Switzerland to the United States. These developments may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the United States. To the extent that we engage in such transfers, including through third-party vendors, if we are unable to implement safeguards to ensure that our transfers are lawful or if any safeguards upon which we rely are invalidated, we will face increased exposure to litigation, regulatory actions, fines, and injunctions against data processing. If we are unable to engage in such transfers because there is no lawful mechanism to do so, the functionality or effectiveness of our products and services may decrease and our marketing efforts, plans and activities may be adversely impacted. In addition, the GDPR provides that EU and EEA member states may make their own further laws and regulations limiting the processing of personal data, including biometric or health data.

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

Other jurisdictions outside the EEA are similarly introducing or enhancing privacy and data security laws, rules and regulations, which could increase our compliance costs and the risks associated with non-compliance. We cannot guarantee that we or our vendors may be in compliance with all applicable international regulations as they are enforced now or as they evolve. For example, our privacy and cybersecurity policies may be insufficient to protect any personal information we collect, or may not comply with applicable laws, in which case we may be subject to regulatory enforcement actions, lawsuits or reputational damage. If we or our vendors fail to comply with the GDPR and the applicable national data protection laws of the EU or EEA member states, or if regulators assert we have failed to comply with these laws, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Further, beginning on January 1, 2021, companies have to comply with both the GDPR and the United Kingdom GDPR (UK GDPR), which together with the UK Data Protection Act 2018, retains the GDPR in United Kingdom national law. The UK GDPR mirrors the fines under the GDPR, i.e. fines up to the greater of £17.5 million or 4% of global turnover. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision, and remains under review by the Commission during this period. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. These changes could lead to additional costs and increase our overall risk exposure. We may incur liabilities, expenses, costs and other operational losses under the GDPR and privacy laws of the applicable EU and EEA Member States and the United Kingdom in connection with any measures we take to comply with them.

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

The advancement of our product candidates and development programs and the potential commercialization of our current and future product candidates will require substantial additional cash to fund expenses. For some of our programs, we may decide to collaborate with additional pharmaceutical and biotechnology companies with respect to development and potential commercialization. Any of these relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

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

Although we intend to design the clinical trials for our product candidates, or be involved in the design when other parties sponsor the trials, third parties conduct all or a portion of the clinical trials involving our product candidates. For example, Amgen is conducting the Phase 1b trial evaluating the combination of RMC-4630 and the KRASG12C(OFF) inhibitor sotorasib in Amgen’s CodeBreaK 101c study and Sanofi is conducting the Phase 1/2 trial evaluating the combination of RMC-4630 and Merck’s PD-1 inhibitor pembrolizumab and the Phase 1/2 study of RMC-4630 in combination with Mirati Therapeutics’ KRASG12C(OFF) inhibitor, adagrasib. In addition, in March 2020, the Pancreatic Cancer Collective (a strategic partnership between Lustgarten Foundation and Stand Up To Cancer) announced that it had awarded funding to the Netherlands Cancer Institute for its study using RMC-4630 in combination with an investigational ERK inhibitor (LY3214996) in patients with pancreatic cancer. We plan to provide RMC-4630 to support this investigator sponsored study. As a result, many important aspects of our clinical development, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

As of September 30, 2021, we had 162 full-time employees, including 134 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we operate as a public company, we expect to need additional managerial, research and development, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of September 30, 2021, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 17.2% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

As of September 30, 2021, 14.1 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, as of September 30, 2021, holders of approximately 9.9 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, on November 10, 2021, we entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of common stock, from time to time, with aggregate gross sales proceeds of up to $250.0 million, through an at-the-market equity offering program under which Cowen will act as our sales agent. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

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

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the three-month period ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Repurchased Under the Plans or Programs
July 1, 2021 to July 31, 2021	429	$0.49	—	—
August 1, 2021 to August 31, 2021	2,862	2.50	—	—
September 1, 2021 to September 30, 2021	—	—	—	—
Total	3,291	$2.24	—	—

All of the shares repurchased, as reflected in the table above, were repurchases of unvested shares of our common stock that had been issued upon early exercise of stock options. Upon termination of employment of a person holding unvested shares, we are entitled to repurchase the unvested shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On November 10, 2021, we entered into a sales agreement (the Sales Agreement) with Cowen and Company, LLC (Cowen) to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $250.0 million, through an at-the-market equity offering program under which Cowen will act as our sales agent (the Agent). The issuance and sale of shares of common stock pursuant to the Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended (the Securities Act). Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. In addition, we have agreed to reimburse Cowen up to $50,000 of Cowen’s actual outside legal expenses incurred by Cowen, and for Cowen’s FINRA counsel fees in an amount up to $15,000.

The Sales Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions under which we and the Agent have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act. We and the Agent have the right, by giving written notice as specified in the Sales Agreement to terminate the Sales Agreement.

The offering has been registered under the Securities Act pursuant to our shelf registration statement on Form S-3 (No. 333-253790), as supplemented by the Prospectus Supplement dated November 10, 2021 relating to the sale of shares of our common stock.

The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which was filed hereto as Exhibit 1.1 and is incorporated by reference herein.

A copy of the opinion of Latham & Watkins LLP relating to the validity of the securities to be issued pursuant to the Sales Agreement is filed hereto as Exhibit 5.1.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number
1.1	Sales Agreement, dated November 10, 2011, by and between Revolution Medicines, Inc. and Cowen and Company, LLC.				X
2.1	Agreement and Plan of Merger, dated as of October 15, 2018, by and among Revolution Medicines, Inc., Trotsky Merger Sub, Inc., Warp Drive Bio, Inc., and Fortis Advisors LLC.	S-1	1/17/2020	2.1
3.1	Amended and Restated Certificate of Incorporation.	8-K	2/18/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	3/8/2021	3.1
5.1	Opinion of Latham & Watkins LLP.				X
10.1	Third Amendment to Lease by and between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of November 1, 2021.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL.				X

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

Revolution Medicines, Inc.

Date: November 10, 2021	By:	/s/ Mark A. Goldsmith
Mark A. Goldsmith, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Revolution Medicines, Inc.

Date: November 10, 2021	By:	/s/ Jack Anders
Jack Anders
Senior Vice President, Finance and Principal Accounting Officer (Principal Financial and Accounting Officer)