Form 10-K
period 2021-12-31
Revolution Medicines, Inc.
filed 2022-02-28
CIK 1628171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,956 million, based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Select Market on June 30, 2021 of $31.74 per share.

The number of shares of the Registrant’s Common Stock outstanding on the Nasdaq Global Select Market as of February 23, 2022 was 74,188,971.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the registrant’s 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2021.

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

•
We are currently developing and may in the future develop our product candidates in combination with other therapies, which exposes us to additional risks.
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

RAS (ON) Inhibitors

Our RAS(ON) Inhibitors are based on our proprietary tri-complex technology platform, which enables a highly differentiated approach to inhibiting the active, GTP-bound form of RAS, which we refer to as RAS(ON). We are developing a portfolio of compounds that we believe are the first and only RAS(ON) inhibitors to use this mechanism of action. We currently have four RAS(ON) Inhibitors in the IND-enabling stage of preclinical development: RMC-6236, our inhibitor of multiple RAS variants, which we refer to as RASMULTI(ON), RMC-6291, our inhibitor targeting KRASG12C(ON), RMC-9805, our inhibitor targeting KRASG12D(ON) and RMC-8839, our inhibitor targeting KRASG13C(ON). We currently plan to submit an Investigational New Drug Application (IND) for RMC-6236 in the first half of 2022 and to provide evidence of first-in-class single agent activity for this compound in 2023. We currently plan to submit an IND for RMC-6291 in the first half of 2022 and to provide preliminary evidence of superior activity for this compound in 2023. We currently plan to submit an IND for RMC-9805 in the first half of 2023 and to submit an IND for RMC-8839 in the second half of 2023. In addition to the compounds currently in development, we are also focused on developing additional mutant-selective inhibitors.

RAS Companion Inhibitors

RMC-4630

Our RAS Companion Inhibitor RMC-4630 is designed as a potent and selective inhibitor of SHP2, a central node in the RAS signaling pathway. In collaboration with Sanofi, we are evaluating RMC-4630 in a multi-cohort Phase 1/2 clinical program.

Our highest priority hypothesis regarding RMC-4630 is that it can deliver additional clinical benefit to patients with RAS-addicted tumors treated with a RAS inhibitor. Below is a list of the active or planned clinical studies of RMC-4630 in combination with RAS inhibitors:

•
an active Amgen-sponsored Phase 1b study of RMC-4630 in combination with Amgen’s KRASG12C(OFF) inhibitor, sotorasib (LumakrasTM);
•
RMC-4630-03, an active Phase 2 study of RMC-4630 in combination with sotorasib that we are sponsoring under a clinical trial collaboration and supply agreement with Amgen under our global partnership with Sanofi; and
•
the planned Sanofi-sponsored Phase 1/2 study of RMC-4630 in combination with Mirati Therapeutics’ KRASG12C(OFF) inhibitor, adagrasib.

Amgen is currently evaluating RMC-4630 in an active Phase 1b study in combination with Amgen’s KRASG12C(OFF) agent sotorasib in Amgen’s CodeBreaK 101c study.

As a complement to the CodeBreaK 101c study, we are sponsoring RMC-4630-03, which is an additional global Phase 2 study of RMC-4630 in combination with sotorasib for patients with non-small cell lung cancer (NSCLC) carrying a KRASG12C mutation who have failed prior standard therapy and who have not previously been treated with a RAS inhibitor. The first patient in RMC-4630-03 has been dosed and enrollment is ongoing. We are sponsoring the RMC-4630-03 study under our global partnership with Sanofi and conducting the trial in collaboration with Amgen, which is supplying sotorasib globally under a clinical collaboration and supply agreement. We expect to complete enrollment in RMC-4630-03 in the second half of 2022, to provide preliminary evidence of the clinical benefit of RMC-4630 as a RAS Companion Inhibitor from the RMC-4630-03 study in the second half of 2022 and to provide additional evidence of the clinical benefit of this compound from this study in 2023.

Sanofi plans to sponsor a combination study under our 2018 collaborative research, development and commercialization agreement with Aventis, Inc. (an affiliate of Sanofi) (the Sanofi Agreement) and under a clinical trial collaboration and supply agreement between Sanofi and Mirati to evaluate RMC-4630 (also known as SAR442720) in combination with Mirati’s KRASG12C(OFF) inhibitor, adagrasib.

There are also several active or planned clinical studies of RMC-4630 that do not involve combinations with RAS inhibitors and which are listed and discussed in more detail below in the “Pipeline” section:

•
RMC-4630-01, an active Phase 1 study of RMC-4630 as monotherapy;
•
a Sanofi-sponsored active Phase 1/2 study of RMC-4630 in combination with the PD-1 inhibitor pembrolizumab (Keytruda®); and
•
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

In January 2022, we reported initial findings from the ongoing dose escalation portion of the RMC-5552-01 study, including preliminary evidence of clinical activity against advanced tumors with mutations associated with hyperactive mTORC1 signaling. As of January 7, 2022, all four efficacy evaluable patients treated with 6 mg per week experienced disease control, including one patient with a confirmed partial response with a 63% reduction from baseline and the other three with stable disease. We currently expect to provide additional evidence of single agent activity for this compound in 2023.

RMC-5845

Our RAS Companion Inhibitor RMC-5845 targets SOS1, a protein that plays a key role in converting RAS(OFF) to RAS(ON) in cells. RMC-5845 is intended for select combination therapies for certain genetically-defined tumors. This compound is ready for preparation of an IND based on the Company’s preclinical development. We continue evaluating the scientific rationale for advancing RMC-5845 into clinical development in the context of other assets in our portfolio.

Our strategy

Our goal is to develop novel targeted therapies to outsmart RAS-addicted cancers for the benefit of patients. RAS proteins drive 30% of human cancers (Prior et al, Cancer Research 2020), and are largely unserved by targeted therapeutics. The KRASG12C mutation has been clinically validated as a therapeutic target, and the evidence is strong that numerous other oncogenic mutations in the RAS family of proteins are likewise compelling cancer targets. Our collection of RAS(ON) Inhibitors designed to have best-in-class preclinical profiles and/or first-in-class potential is tailored to target RAS cancer mutations that together comprise the vast majority of RAS-addicted cancers.

Data from the ongoing development of first-generation KRASG12C inhibitors have clearly demonstrated that selective targeting of RAS cancer drivers is often insufficient to confer deep and durable clinical benefit, as RAS cancers are also supported and maintained by other cellular proteins we call RAS cooperating targets and pathways. We believe it is important to match our treatment strategies to this biological cooperativity by developing RAS(ON) Inhibitors to suppress the primary RAS drivers and RAS Companion Inhibitors to suppress the cooperating proteins. We expect drugs of these two types may be combined to form the optimal therapeutic regimens capable of delivering maximal clinical benefit. To develop these optimal therapies for RAS cancers, we plan to pursue the following strategies:

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

Initially, we intend to advance our first two RAS(ON) development candidates into clinical development: RMC-6236, a RAS-selective inhibitor of multiple RAS(ON) variants and RMC-6291, a mutant-selective inhibitor of KRASG12C(ON). We are also conducting IND-enabling studies of RMC-9805, our inhibitor targeting KRASG12D(ON) and RMC-8839, our inhibitor targeting KRASG13C(ON). We may evaluate our RAS(ON) development candidates both as monotherapies and/or in combination with other drugs and investigational new drugs, particularly our RAS Companion Inhibitors and immunotherapies.

• Deploy our innovation engine against additional frontier targets. In parallel with the IND-enabling development of our RAS(ON) development candidates, we are focusing on optimization of mutant-selective tri-complex inhibitors of additional targets, including KRASG12R, KRASG12V, KRASG13D and RASQ61X. While RMC-6236 has demonstrated preclinical activity in models of RAS mutant cancers with diverse mutations, discovery and development of mutant-selective inhibitors of these targets may help to maximize clinical benefit for some patients with cancers bearing these RAS variants.

RAS Companion Inhibitors

• Establish our proprietary SHP2 inhibitor, RMC-4630, as the backbone of targeted therapy combinations for the treatment of RAS-dependent tumors. RMC-4630 is an allosteric inhibitor of SHP2, a convergent node within the oncogenic RAS-signaling pathway. We are evaluating RMC-4630 as both a monotherapy and as a backbone of combination therapies designed to maximize clinical benefit by combating drug resistance pathways that depend on SHP2. In the future, we may leverage our complementary pipeline of RAS(ON) and RAS Companion Inhibitors by evaluating RMC-4630 in combination with certain RAS(ON) inhibitors, which could include RMC-6291 or RMC-6236.

• Demonstrate clinical utility of our RAS Companion Inhibitors targeting mTORC1/4EBP1 (RMC-5552) through precision oncology. RMC-5552 is designed as a potent, selective inhibitor of mTORC1/4EBP1 that we are evaluating in an ongoing Phase 1 program. In initial clinical trials, we plan to test RMC-5552 both as a monotherapy in patients with cancers harboring genotypes linked to hyperactivated mTORC1 signaling, and as a combination partner for RAS inhibitors in patients with cancers harboring one or more RAS mutations and co-occurring mutations in the mTOR signaling pathway.

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

Our opportunity: multiple large unmet needs in RAS-addicted cancers

RAS mutant epidemiology in the United States

Variants in RAS proteins account for approximately 30% of all human cancers in the United States, many of which are fatal. Diverse oncogenic RAS variants in three different RAS isoforms (KRAS, NRAS and HRAS) drive distinct human cancers. Figure 1 below summarizes the estimated new RAS-addicted cancers diagnosed each year in the U.S. organized into convenience groups based on tumor genetics. Based on these data, we believe there are an estimated 230,000 new cancers diagnosed per year that could potentially be addressed by RAS inhibitors in the U.S. alone.

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

Pipeline

Our pipeline is summarized below:

RAS(ON) Inhibitors

Overview

Our RAS(ON) Inhibitors are based on our proprietary tri-complex technology platform, which enables a highly differentiated approach to inhibiting the active, GTP-bound form of RAS, or RAS(ON). We are developing a portfolio of compounds that we believe are the first and only RAS(ON) inhibitors to use this mechanism of action. Our portfolio of RAS(ON) inhibitors includes four compounds in the IND-enabling stage of preclinical development: RMC-6236 (RASMULTI), RMC-6291 (KRASG12C), RMC-9805 (KRASG12D) and RMC-8839 (KRASG13C). All four of these inhibitors have driven tumor regressions in vivo in preclinical models of target genotypes. We believe that direct inhibitors of RAS(ON) will suppress cell growth and survival and be less susceptible to adaptive resistance mechanisms recognized for RAS(OFF) inhibitors. We plan to evaluate our RAS(ON) Inhibitors alone and in combination with other drugs and investigational drug candidates, particularly in-pathway agents.

We believe tailored RAS(ON) inhibitors will be useful to serve the diverse landscape of RAS-driven cancers optimally. We believe that in some cases, patients may experience maximal clinical benefit from the broad activity of our RASMULTI(ON) inhibitor, RMC-6236, if approved. In others, treatment with a mutant-selective RAS(ON) inhibitor like RMC-6291 (KRASG12C), RMC-9805 (KRASG12D) or RMC-8839 (KRASG13C) may be optimal. Consistent with this thesis, we are pursuing additional RAS mutant-selective inhibitors for RAS variants KRASG12R, KRASG12V, KRASG13D and RASQ61X. This strategy is a component of our broader mission to develop the best therapeutic regimens for patients with RAS mutant cancer by combining the optimal RAS(ON) Inhibitor with the optimal RAS Companion Inhibitor.

RMC-6236

RMC-6236, our RASMULTI(ON) inhibitor development candidate, is in the IND-enabling stage of preclinical development. RMC-6236 is designed as a first-in-class, potent, oral, RAS-selective tri-complex inhibitor of multiple RAS(ON) variants including cancer drivers at all three of the major hotspot positions, G12, G13, and Q61. RMC-6236 inhibits all canonical RAS family members, suppressing the mutant cancer driver and cooperating wild-type RAS proteins.

In a series of in vivo tumor xenograft studies, RMC-6236 was highly active against lung, pancreatic and colorectal cancers bearing KRASG12X driver mutations (KRASG12D, KRASG12V, KRASG12R or KRASG12C; Figure 2). Across cancer types, RMC-6236 drove deep tumor regressions, including complete responses, and established preclinical response rates supporting advancement into clinical development.

Figure 2. RMC-6236 was highly active in vivo across cancer models with KRASG12X drivers.

In vivo characterization of the effect of RMC-6236 on the growth of KRASG12X cancers. RMC-6236 was dosed at 25 mg/kg po qd. n=3-10/group. NSCLC = non-small cell lung cancer; PDAC = pancreatic ductal adenocarcinoma; CRC = colorectal cancer. Responses assigned according to mRECIST (modified from Gao et al. Nat Med. 2015). ORR = objective response rate; DCR = disease control rate.

We believe the preclinical results for RMC-6236 show that this product candidate has the potential to treat patients whose cancers harbor a range of RAS variants, including KRASG12X mutations. While first-generation KRASG12C inhibitors have provided strong clinical validation of RAS as a cancer driver, patients with cancers bearing KRASG12D, KRASG12V, or KRASG12R mutations continue to lack targeted therapy options. In total, KRASG12X mutations are found in 137,000 new patients per year in the U.S., indicating major unmet medical need in the cancer types for which RMC-6236 has demonstrated strong preclinical activity.

In the initial clinical development of RMC-6236, we plan to pursue development against KRASG12X tumors, focused on NSCLC, pancreatic and colorectal cancers.

RMC-6291

RMC-6291 is designed as a first-in-class, potent, oral and selective tri-complex inhibitor of KRASG12C(ON). It is designed to exhibit subnanomolar potency for suppressing RAS pathway signaling and growth of KRASG12C-bearing cancer cells and is engineered to be highly selective for KRASG12C over wild type RAS and other cellular targets. RMC-6291 is designed to be differentiated from first-generation KRASG12C(OFF) inhibitors, which sequester the KRASG12C(OFF) form, by its potential mechanism of directly inhibiting the KRASG12C(ON) form. We believe direct inhibition of the ON form offers important biological advantages, including more rapid termination of RAS signaling and more robust inhibition in the face of known resistance mechanisms.

While KRASG12C(OFF) inhibitors have validated the target and changed the treatment landscape for patients with cancers bearing KRASG12C, significant unmet medical need remains. In NSCLC, KRASG12C(OFF) inhibitor single agent response rates are less than 50%, and the vast majority of patients are expected to progress on therapy within a year. We believe RMC-6291 has the potential to improve on the KRASG12C(OFF) inhibitor class. In a series of in vivo tumor xenograft studies, RMC-6291 outperformed adagrasib, a representative KRASG12C(OFF) inhibitor, across 25 models of KRASG12C NSCLC (Figure 3). Within this set of experiments, we observed examples of RMC-6291 driving increased rate, depth and/or duration of response (Figure 4).

Figure 3. RMC-6291 drove superior outcomes in a mouse clinical trial with KRASG12C NSCLC models.

In vivo characterization of the effect of RMC-6291 on the growth of KRASG12C NSCLC models. RMC-6291 and adagrasib were administered at approximately molar equivalent doses (RMC-6291 is roughly twice the molecular weight of adagrasib). RMC-6291 was dosed at 200 mg/kg po qd. Adagrasib was dosed at 100 mg/kg po qd. n=3-10/group. NSCLC = non-small cell lung cancer. Responses assigned according to mRECIST (modified from Gao et al. Nat Med. 2015). ORR = objective response rate; DCR = disease control rate.

Figure 4. RMC-6291 drove increased rate, depth, and duration of response in a mouse clinical trial with KRASG12C NSCLC models.

In vivo characterization of the effect of RMC-6291 on the growth of KRASG12C NSCLC models. RMC-6291 and adagrasib were administered at approximately molar equivalent doses (RMC-6291 is roughly twice the molecular weight of adagrasib). RMC-6291 was dosed at 200 mg/kg po qd. Adagrasib was dosed at 100 mg/kg po qd. PDX Models: (a) LUN055; (b) LXFA-983; (c) CTG-0828 N=3-10/group. NSCLC = non-small cell lung cancer.

In the initial clinical development of RMC-6291, we plan to pursue best-in-class activity against KRASG12C tumors, focused on NSCLC, pancreatic and colorectal cancers.

RMC-9805

RMC-9805 is designed as a first-in-class, potent, oral and selective tri-complex inhibitor of KRASG12D(ON). It is designed to exhibit low nanomolar potency for suppressing RAS pathway signaling and growth of KRASG12D-bearing cancer cells and is engineered to covalently inactivate KRASG12D for irreversible inhibition. To our knowledge, RMC-9805 is the first ever drug candidate that covalently modified an aspartic acid residue in preclinical studies.

Specifically, RMC-9805 was observed to covalently modify KRASG12D in a highly selective manner, and achieve deep and durable inhibition of RAS pathway signaling in vivo in xenograft models of KRASG12D pancreatic and colorectal cancers (Figure 5).

Figure 5. RMC-9805 drove selective, covalent, and sustained inhibition of KRASG12D and tumor regressions in models of KRASG12D cancers.

Selective Covalent Modification of KRAS^{G12D}

KRAS:
WT
G12D
G13D
G12C
G13C
X-linked KRAS
KRAS
H/NRAS

Single Dose PK/PD HPAC CDX (PDAC, KRAS$^{G12D/WT}$)

PD: Tumor DUSP6 (%)
PK: Unbound plasma conc. (nM)
%Tumor DUSP6 mRNA relative to control
Unbound Plasma Concentration (nM)
100
50
0
100
10
1
0.1
0.01
0.5
1
2
4
8
24
48
Time point (h)

HPAC CDX (PDAC, KRAS$^{G12D/WT}$)

Control
RMC-9805
Mean Tumor Volume (mm3)
3000
2000
1000
0
Dosing start
10
20
30
40
50
Days post-implant

Gp2D CDX (CRC, KRAS$^{G12D/WT}$)

Control
RMC-9805
Mean Tumor Volume (mm3)
2000
1000
0
Dosing start
10
20
30
40
50
Days post-implant

Preclinical characterization of the effect of RMC-9805 on models of KRASG12D cancers. RMC-9805 was dosed at 100 mg/kg po qd. n = 10/group (top right), 6/group (bottom right); PDAC = pancreatic ductal adenocarcinoma; CRC = colorectal cancer.

RMC-8839

RMC-8839 is designed as a first-in-class, potent, oral and selective tri-complex inhibitor of KRASG13C(ON). It is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of KRASG13C-bearing cancer cells and is engineered to covalently inactivate KRASG13C for irreversible inhibition.

In preclinical studies, RMC-8839 was observed to covalently modify KRASG13C in a highly selective manner, and achieve deep and durable inhibition of RAS pathway signaling in vivo xenograft model of KRASG13C NSCLC (Figure 6).

Figure 6. RMC-8839 drove selective, covalent, and sustained inhibition of KRASG13C and tumor regressions in models of KRASG13C cancers.

Selective Covalent Modification of $KRAS^{G13C}$

KRAS:
WT
G12C
G13C
X-linked KRAS
KRAS
H/NRAS

NCI-H1734 CDX (NSCLC, $KRAS^{G13C/WT}$)

Control
RMC-8839
Dosing start
Mean Tumor Volume (mm³)
1200
800
400
0
20
30
40
50
Days Post-implant

Single Dose PK/PD NCI-H1734 (NSCLC CDX, $KRAS^{G13C}$)

% Tumor DUSP6 mRNA relative to control
100
50
0
Unbound plasma [Compound] (nM)
10
1
0.1
0.5
1
3
8
24
Time (hr) after dose

ST2822B PDX (NSCLC, $KRAS^{G13C/WT}$)

Control
RMC-8839
Mean Tumor Volume (mm³)
1600
1200
800
400
0
0
10
20
30
Days on Study

Preclinical characterization of the effect of RMC-8839 on models of KRASG13C cancers. RMC-8839 was dosed at 100 mg/kg po qd. n = 5/group; NSCLC = Non-small cell lung cancer.

RAS Companion Inhibitors

Overview

Our RAS Companion Inhibitors are designed to suppress cooperating targets and pathways that sustain RAS-addicted cancers. Each of our RAS Companion Inhibitors, when administered in combination with a RAS inhibitor, may provide deeper and more durable suppression of RAS cancer signaling, helping to maximize clinical benefit for patients with RAS cancers. RMC-4630, our most advanced RAS Companion Inhibitor, is designed to be a potent and selective inhibitor of SHP2 and to suppress resistance to RAS inhibition through inhibition of cooperating RAS pathway signaling. In collaboration with Sanofi, we are evaluating RMC-4630 in a multi-cohort Phase 1/2 clinical program. RMC-5552 is designed to be a potent and selective inhibitor of mTORC1/4EBP1 and to suppress resistance to RAS inhibition through inhibition of cooperating mTORC1 pathway signaling. RMC-5552 is under clinical evaluation in a Phase 1 dose escalation program. RMC-5845, our investigational SOS1 inhibitor, is designed to suppress resistance to RAS inhibition through inhibition of cooperating RAS pathway signaling. RMC-5552 is under clinical evaluation in a Phase 1 dose escalation program. RMC-5845, our potent and selective SOS1 inhibitor, is designed to suppress resistance to RAS inhibition through inhibition of cooperating RAS pathway signaling.

RMC-4630

Our RAS Companion Inhibitor RMC-4630 is designed as a potent and selective inhibitor of SHP2, a central node in the RAS signaling pathway. In our monotherapy dose escalation study (RMC-4630-01), we have observed that RMC-4630 was a clinically active SHP2 inhibitor, with broad anti-tumor effects, including a confirmed partial response in a patient with NSCLC bearing a KRASG12C mutation and a complete response in a patient with uterine cancer bearing an NF1LOF mutation. The anti-tumor activity of RMC-4630 observed in this study was enabled by a unique intermittent dosing paradigm (200 mg D1D2 weekly) designed to maximize dose intensity without compromising safety and tolerability. Accordingly, and consistent with the highly selective profile of RMC 4630, all dose-limiting toxicities observed in the RMC-4630-01 study have been linked to on-target SHP2 inhibition. We continue to evaluate RMC-4630 monotherapy at the RP2DS in an expansion cohort of the RMC-4630-01 study, consisting of patients with gynecologic tumors harboring NF1LOF mutations, in addition to a small safety/tolerability cohort representing a broader set of histotypes and RAS pathway genotypes.

Our highest priority hypothesis regarding RMC-4630 is that it can deliver additional clinical benefit as a RAS Companion Inhibitor to patients with RAS-addicted tumors treated with a RAS inhibitor. Below is a list of the active or planned clinical studies of RMC-4630 in combination with RAS inhibitors:

•
CodeBreaK 101c - RMC-4630 is being evaluated by Amgen in combination with its KRASG12C(OFF) agent sotorasib (LumakrasTM) as an arm of the Amgen-sponsored CodeBreaK 101 study. We believe that the potential mechanism of action and preclinical data that we have observed provide a viable rationale for this study.
•
RMC-4630-03 - As a complement to the CodeBreaK 101c study, we are sponsoring RMC-4630-03, which is a global Phase 2 study of RMC-4630 in combination with sotorasib. The first patient in RMC-4630-03 has been dosed and enrollment is ongoing for patients with NSCLC carrying a KRASG12C mutation who have failed prior standard therapy and who have not previously been treated with a RAS inhibitor. We are sponsoring the RMC-4630-03 study under our global partnership with Sanofi and conducting the trial in collaboration with Amgen, which is supplying sotorasib globally under a clinical collaboration and supply agreement.
•
Our partner Sanofi plans to sponsor a Phase 1/2 study of RMC-4630 in combination with Mirati Therapeutics’ KRASG12C(OFF) inhibitor, adagrasib.

Below is a list of the active or planned clinical studies of RMC-4630 that do not involve combinations with RAS inhibitors:

•
RMC-4630-01, an active Phase 1 study of RMC-4630 as monotherapy;
•
TCD16210, which includes an ongoing Sanofi-sponsored Phase 1/2 study of RMC-4630 in combination with the PD-1 inhibitor pembrolizumab (Keytruda®); and
•
a combination of RMC-4630 with an ERK inhibitor in patients with pancreatic cancer as part of an investigator sponsored study planned by Netherlands Cancer Institute.

RMC-4630 is being evaluated by Sanofi in a global Phase 1/2 study in combination with the PD-1 inhibitor pembrolizumab (Keytruda®). Sanofi has selected a RP2DS for the Phase 2 expansion evaluating this combination as front-line treatment for NSCLC patients whose tumors express PD-L1 is ongoing.

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

In addition to the above, RMC-4630-02 is a deprioritized Phase 1b/2 study of RMC-4630 that includes an arm that studied RMC-4630 in combination with the MEK inhibitor cobimetinib and an arm that evaluated RMC-4630 in combination with the EGFR inhibitor osimertinib (Tagrisso®). Although we will observe and support patients who are part of the study, no additional patients will be enrolled and the study has been deprioritized.

Under our collaboration with Sanofi on our SHP2 inhibitor programs, including RMC-4630, we have a 50-50 profit share and a co-promote right in the United States and are eligible to receive royalties on net sales outside of the United States. Sanofi is responsible for reimbursing substantially all of our research costs and all of our development costs for RMC-4630.

RMC-5552

Our RAS Companion Inhibitor RMC-5552 is designed as a selective inhibitor of hyperactivated mTORC1 signaling in tumors. We are evaluating RMC-5552 as a monotherapy in a Phase 1 clinical program, and plan to study it in combination with RAS inhibitors for patients with cancers harboring a RAS mutation and co-occurring mutations in the mTOR signaling pathway. To date, RMC-5552 has been well tolerated at doses up through 6 mg weekly, and preliminary assessments suggest that mucositis is the dose-limiting toxicity at higher doses, which we believe is an on-target biological effect. We have observed preliminary evidence of clinical activity at tolerable doses, including a confirmed partial response in a patient with head and neck cancer bearing an mTOR pathway mutation (Figure 7).

Figure 7. Best Tumor Change in Efficacy Evaluable Patients Treated with 6 mg IV Weekly#.

100
50
0
-50
-100
Change from Baseline (%)
SD
SD
SD
PR*
PANCREATIC
STK11
PROSTATE
PTEN
HEAD AND NECK
PIK3CA
HEAD AND NECK
PTEN

# Preliminary assessments suggest mucositis was the major dose-limiting toxicity. 6 mg weekly was well tolerated. Further enrollment at doses above 6 mg is ongoing to define the RP2DS; *Patient received one dose of 12 mg, followed by weekly doses of 6 mg. Data as of 01/07/2022.

mTORC1 is a critical regulator of metabolism, growth and proliferation within cells, including cancer cells. The abnormal activation of mTORC1, and subsequent inactivation of the tumor suppressor 4EBP1, is a mechanism that is frequently harnessed by cancer cells to gain a growth and proliferation advantage over normal cells. RMC-5552 is designed to selectively and deeply inhibit mTORC1, thereby preventing phosphorylation and inactivation of 4EBP1, a downstream protein in the mTOR signaling pathway that normally suppresses expression of certain oncogenes such as C-MYC. RMC-5552 has been shown to have combinatorial activity with KRASG12C inhibitors in preclinical models of KRASG12C lung and colon cancer, suggesting that RMC-5552 may be a meaningful and rational addition to our portfolio of RAS Companion Inhibitors.

RMC-5845

RMC-5845, our potent and selective SOS1 inhibitor, is designed to suppress resistance to RAS inhibition through inhibition of cooperating RAS pathway signaling. This compound is ready for preparation of an IND based on the Company’s preclinical development. We continue evaluating the scientific rationale for advancing RMC-5845 into clinical development in the context of other assets in our portfolio.

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

Manufacturing

We rely on and will continue to rely on our contract manufacturing organizations, or CMOs, for both drug substance and drug product. Currently, all of our manufacturing is outsourced to well-established third-party manufacturers. We have entered into contracts with CMOs for production of drug substance and drug product for our clinical trials and IND-enabling development studies, and plan to enter into additional contracts with these or other manufacturers for additional supply.

Our outsourced approach to manufacturing relies on CMOs to first develop manufacturing processes that are compliant with current Good Manufacturing Practice, or cGMP, then produce material for preclinical and clinical studies. Our agreements with CMOs may obligate them to develop and qualify upstream and downstream processes, develop drug product process, validate (and in some cases develop) suitable analytical methods for test and release as well as stability testing, produce drug substance for preclinical testing, produce cGMP-compliant drug substance, or produce cGMP-compliant drug product. We conduct audits of CMOs prior to initiation of activities under these agreements and monitor operations to ensure compliance with the mutually agreed process descriptions and to cGMP regulations.

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

There are several RAS pathway mutations programs, including those directed at KRASG12C and KRASG12Dmutations, including clinical programs directed at KRASG12C(OFF) being conducted by Amgen Inc., Mirati Therapeutics, Inc., Roche, Jacobio Pharmaceuticals Co. Ltd., Betta Pharmaceuticals Co., Ltd., Novartis AG, InventisBio, Eli Lilly & Co., InnoCare Pharma Ltd., Innovent Biologics, Inc and Genhoouse Bio Co. Ltd. Other clinical programs directed at mutant RAS are being conducted including those by Merck & Co./Moderna Therapeutics, Boehringer Ingelheim, Chugai Pharmaceutical Co. and Gilead Sciences, Inc. Smaller and other early-stage companies such as Frontier Medicines, may also prove to be significant competitors. In addition, academic research departments and public and private research institutions may be conducting research on compounds that could prove to be competitive.

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

Many of the companies against which we may compete have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

We own or exclusively license patents and patent applications related to our mTORC1 development program. Our patent portfolio related to this program consists of ownership or the exclusive license of rights to several patent families that include filings covering compositions of matter or methods of using our development candidate, RMC-5552, alone or in combination with certain other therapeutic agents. The single exclusively licensed patent family is licensed from UCSF. The issued patents have, and any patents issuing from these patent applications would have, nominal expiration dates ranging from 2035 to 2041, without accounting for any applicable patent term adjustments or extensions.

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

We own patents and patent applications related to our RAS tri-complex inhibitors and related platform technology. Our patent portfolio related to this program consists of ownership rights to several patent families that include filings covering compositions of matter or methods of using our development candidates, RMC-6291 and RMC-6236, alone or in combination with certain other therapeutic agents, or aspects pertaining to our tri-complex approach to RAS inhibition. The issued patents have, and any patents issuing from these patent applications would have, nominal expiration dates ranging from 2031 (for patents originating from the Warp Drive Bio portfolio) to 2041 (for patents originating from the Company’s portfolio), without accounting for any applicable patent term adjustments or extensions.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the application user fee.

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

Other healthcare laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, U.S. federal and state anti-kickback, fraud and abuse, false claims, consumer fraud, pricing reporting, and transparency laws and regulations as well as similar foreign laws in jurisdictions outside the U.S.

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

The federal civil and criminal false claims laws, including the civil False Claims Act, prohibit, among other things, any individual or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse midwives) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members.

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

Violation of any of such laws or any other governmental regulations that apply may result in penalties, including, without limitation, civil and criminal penalties, damages, fines, additional reporting obligations, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and individual imprisonment.

Data privacy and security laws

Pharmaceutical companies may be subject to numerous federal, state and foreign laws, regulations that govern the collection, use, disclosure and protection of health-related and other personal information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the European Union (EU) General Data Protection Regulation (GDPR) imposes strict requirements for processing the personal data of individuals within the European Economic Area. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom (UK) GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. In June 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 absent additional congressional action. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

Employees and human capital resources

As of December 31, 2021, we had 188 full-time employees, including 82 employees who have M.D. or Ph.D. degrees. Within our workforce, as of December 31, 2021 154 employees were engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include meeting hiring goals, deepening our oncology and public company expertise, integrating new employees, and retaining, incentivizing and developing our existing employees. We provide competitive compensation and benefit programs, including competitive salaries, incentive programs, equity awards, and employee stock purchase plan, healthcare and insurance benefits. The principal purposes of our equity incentive programs are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and to align the interests of these individuals with those of our stockholders. We regularly review our compensation practices to support our employees, including evaluating innovative health and wellness programs to continue to respond to employee needs.

We are committed to creating an environment where diverse perspectives are encouraged and supported. This commitment is memorialized as one of our corporate core values (Inclusiveness and Fairness) and is brought to life for every employee during our cultural integration sessions for new hires and through an informal network of cultural champions that we foster. As of December 31, 2021, 60% of our employees self-identified as women.

We are equally committed to the development of our employees and one of our corporate core values (Exceptional Together) captures this commitment. We offer our employees career-specific training and resources and support development opportunities through company-sponsored programs, including learning, mentoring, and coaching opportunities. We host regular company-wide sessions where our employees discuss ideas related to corporate initiatives and scientific breakthroughs and recognize each other’s contributions.

The health and safety of our employees is a top priority. In 2020, in response to the COVID-19 pandemic, we developed a comprehensive plan that established clear and standardized COVID-19 policies, safety protocols and updates to all employees. We continue to monitor and adjust this plan as required to best service the needs of our employees and business. Our plan has included facilitating remote work of many of our employees, while implementing additional safety measures for employees continuing critical onsite work, including safety screening and onsite COVID-19 testing.

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

The clinical trial sites for our clinical studies may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel, quarantine or other restrictions imposed by governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. We are aware that several clinical sites involved in our RMC-4630 clinical studies temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future. These developments may delay our clinical trial timelines. Our clinical trials currently permit patients to receive COVID-19 vaccines while they are on study. The potential impact of our candidates on the safety and efficacy of COVID-19 vaccines, and the potential impact on of COVID-19 vaccines on the safety and efficacy of our candidates is unknown at this time, but it possible that adverse impacts will negatively affect our clinical trials.

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

Since inception, we have incurred significant net losses. Our net losses were $187.1 million, $108.2 million and $47.7 million, for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $452.6 million. We have funded our operations to date primarily with proceeds from the sale of common stock and preferred stock and upfront payments and research and development cost reimbursement received under our collaboration agreement with Genzyme Corporation, an affiliate of Sanofi (the Sanofi Agreement). To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $577.1 million. In February 2020, we raised $250.7 million upon the completion of our initial public offering (IPO), net of underwriting discounts and commissions and offering expenses. In July 2020, we raised $167.8 million upon the completion of a follow-on public offering, net of underwriting discounts and commissions and offering expenses. In February 2021, we raised $281.1 million upon the completion of a follow-on public offering, net of underwriting discounts and commissions and offering expenses. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we are able to gain marketing approval for product candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize our product candidates to the extent that their launch and commercialization are not the responsibility of Sanofi or another collaborator that we may contract with in the future. In addition, other unanticipated costs may arise. Because the design and outcome of our current, planned and potential future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

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

We are early in our development efforts. Only certain of our product candidates are being evaluated in clinical trials whereas our other programs are in the preclinical stage. We have invested substantially all of our efforts and financial resources in the identification of targets and preclinical development of small molecules to treat cancer. The success of our business, including our ability to finance our company and generate revenue from products in the future, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of the product candidates we develop, which may never occur. Our current product candidates, and any future product candidates we develop, will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from product sales.

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

Our clinical trial sites may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. We are aware that several clinical sites involved in our clinical studies temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future.

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

From time to time, we may disclose interim data from our clinical trials. For example, we have reported interim Phase 1 clinical data for RMC-4550 as a single agent and interim Phase 1 clinical data for RMC-4630 as a single agent. In each case, this interim data included a limited number of patients and time of exposure to the study drug. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more data on existing patients become available. Our clinical trial program is ongoing, and the final results may be materially different from those reflected in any interim data we report.

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

The clinical trial sites for our clinical studies may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. We are aware that several clinical sites involved in our RMC-4630 clinical studies temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future. These developments may delay our clinical trial timelines. Some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct clinical trials and contract research organizations that we may utilize may be impacted by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these trials.

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

Although our current and future product candidates will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects could arise either during clinical development or, if such side effects are more rare, after our products have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. So far, we have not demonstrated that our product candidates are safe in humans, and we cannot predict if ongoing or future clinical trials will do so.

Furthermore, certain of our product candidates are currently being, and may in the future be, co-administered with approved or experimental therapies, such as the combinations of RMC-4630 with Amgen’s KRASG12C(OFF) inhibitor sotorasib, Merck’s PD-1 inhibitor pembrolizumab, Mirati’s KRASG12C(OFF) inhibitor adagrasib or Lilly’s investigational ERK inhibitor LY3214996, which is the subject of a potential investigator sponsored trial with the Netherlands Cancer Institute. These combinations may have additional side effects, including those that could lead us to discontinue the studies. The uncertainty resulting from the use of our product candidates in combination with other therapies may make it difficult to accurately predict side effects in future clinical trials.

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

Cancer therapies are sometimes characterized as first-line, second-line or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We expect to initially seek approval of any product candidates we develop as a therapy for patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that product candidates we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

We are currently developing and may in the future develop our product candidates in combination with other therapies, which exposes us to additional risks.

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

We or our collaborators may also evaluate our current or future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States or with approved cancer therapies at an unapproved dose and/or schedule, and/or with approved cancer therapies in unapproved indications. For example, we plan to provide RMC-4630 to Sanofi to support their evaluation of RMC-4630 in combination with adagrasib and to the Netherlands Cancer Institute to support their evaluation of RMC-4630 in combination with Lilly’s ERK inhibitor LY3214996. We will not be able to market and sell any product candidate we develop in combination with any such cancer therapies, outside existing approved labels that do not ultimately obtain marketing approval.

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

There are also several programs in development targeting SHP2, including those clinical programs run by Novartis AG, Jacobio Pharmaceuticals Co. Ltd. (licensed to AbbVie Inc.), Relay Therapeutics Inc. (licensed to Roche), Erasca, Inc., Navire Pharma, Inc., InnoCare Pharma Ltd., and Genhouse Bio Co. Ltd. There are several RAS pathway mutations programs, including those directed at KRASG12C and KRASG12D mutations, including clinical programs directed at KRASG12C (OFF) being conducted by Amgen Inc., Mirati Therapeutics, Inc., Roche, Jacobio Pharmaceuticals Co. Ltd., Betta Pharmaceuticals Co., Ltd., Novartis AG, InventisBio, Eli Lilly, InnoCare Pharma Ltd., Innovent Biologics, Inc. and Genhouse Bio Co. Ltd. Other clinical programs directed at mutant RAS are being conducted, including those by Merck & Co./Moderna Therapeutics, Boehringer Ingelheim, Chugai Pharmaceutical Co. and Gilead Sciences, Inc. Smaller and other early-stage companies, such as Frontier Medicines, may also prove to be significant competitors. In addition, academic research departments and public and private research institutions may be conducting research on compounds that could prove to be competitive.

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

We have limited technical, managerial and financial resources to determine which of our lead generation stage RAS(ON) Inhibitors should be advanced into further preclinical development, initial clinical trials, later-stage clinical development and potential commercialization. From our RAS(ON) Inhibitors that have completed our lead optimization phase of preclinical development, we have selected RMC-6291, our inhibitor targeting KRASG12C(ON), RMC-6236, our inhibitor of multiple RAS variants, which we refer to as RASMULTI(ON), RMC-9805, our inhibitor targeting KRASG12D(ON) and RMC-8839, our inhibitor targeting KRASG13C(ON) for IND-enabling preclinical development. In selecting these or other development candidates, we may make incorrect determinations. Our decisions to allocate our research and development, management and financial resources toward particular development candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate development programs may also be incorrect and could cause us to miss valuable opportunities.

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

As one of the key elements of our product development strategy, we seek to identify cancer patient populations that may derive meaningful benefit from our current or future product candidates. Because predictive biomarkers may be used to identify the right patients for our programs and our current or future product candidates, we believe that our success may depend, in part, on our ability to use existing diagnostic tests (such as Foundation Medicine’s FoundationOne®CDX), or develop novel complementary diagnostics and/or novel companion diagnostics in collaboration with partners.

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

As part of our business strategy, we may seek orphan drug designation for product candidates we develop. Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs or, in Europe, orphan medicinal products. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Similarly, in Europe, the European Commission grants orphan medicinal product designation after receiving the opinion of the EMA Committee for Orphan Medicinal Products on an orphan medicinal product designation application. Orphan medicinal product designation is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in Europe and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in Europe would be sufficient to justify the necessary investment in developing the drug. In Europe, Orphan Drug Designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor.

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug for the same disease or condition for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable such that market exclusivity is no longer justified.

We may be unsuccessful in obtaining orphan drug designation for our product candidates. In addition, even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different therapies can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same disease or condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek orphan drug designation for applicable indications for our current and any future product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. In June 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how healthcare reform measures enacted by Congress or implemented by the Biden administration, if any, will impact our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 unless additional congressional action is taken. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

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

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products and, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The utilized this risk-based assessment system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Additionally, in April 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to this guidance, the FDA may request such remote interactive evaluations in situations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting business as usual or conducting inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material effect on our business.

We are subject to stringent privacy laws, information security policies and contractual obligations governing the use, processing and transfer of personal information.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials in the U.S. and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, results of operation, and financial condition.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

Further, various states have implemented certain data privacy and security laws and regulations that impose restrictive requirements regulating the use and disclosure of health-related and other personal information. California enacted the California Consumer Privacy Act (CCPA), which creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA went into effect on January 1, 2020, and became enforceable by the California Attorney General on July 1, 2020. Further, the California Privacy Rights Act (CPRA) was approved by California voters in the November 3, 2020 election. The CPRA will significantly modify the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

State laws and regulations are not necessarily preempted by federal laws and regulations, such as HIPAA, particularly if a state affords greater protection to individuals than federal law. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. Legal requirements relating to the collection, storage, handling, and transfer of personal information and personal data continue to evolve and may result in increased public scrutiny and escalating levels of enforcement, sanctions and increased costs of compliance.

The collection and use of personal data in the EU and the European Economic Area (EEA), are governed by the GDPR. The GDPR imposes stringent requirements for controllers and processors of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU and the EEA to the United States and other third countries. In July 2020, the Court of Justice of the European Union (CJEU) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (SCCs). The European Commission issued revised SCCs in June 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021 and laid its proposal before Parliament, with the UK SCCs expected to come into force in March 2022, with a two-year grace period. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. Further, in September 2020, the Swiss Federal Data Protection and

Information Commissioner issued an opinion that stated it no longer considers the Swiss-U.S. Privacy Shield adequate for the purposes of personal data transfers from Switzerland to the United States. These developments may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the United States. To the extent that we engage in such transfers, including through third-party vendors, if we are unable to implement safeguards to ensure that our transfers are lawful or if any safeguards upon which we rely are invalidated, we will face increased exposure to litigation, regulatory actions, fines, and injunctions against data processing. If we are unable to engage in such transfers because there is no lawful mechanism to do so, the functionality or effectiveness of our products and services may decrease and our marketing efforts, plans and activities may be adversely impacted. In addition, the GDPR provides that EU and EEA member states may make their own further laws and regulations limiting the processing of personal data, including biometric or health data.

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

Other jurisdictions outside the EEA are similarly introducing or enhancing privacy and data security laws, rules and regulations, which could increase our compliance costs and the risks associated with non-compliance. We cannot guarantee that we or our vendors may be in compliance with all applicable international regulations as they are enforced now or as they evolve. For example, our privacy and cybersecurity policies may be insufficient to protect any personal information we collect, or may not comply with applicable laws, in which case we may be subject to regulatory enforcement actions, lawsuits or reputational damage. If we or our vendors fail to comply with the GDPR and the applicable national data protection laws of the EU or EEA member states, or if regulators assert we have failed to comply with these laws, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Further, beginning on January 1, 2021, companies have to comply with both the GDPR and the UK GDPR, which together with the UK Data Protection Act 2018, retains the GDPR in United Kingdom national law. The UK GDPR mirrors the fines under the GDPR, i.e. fines up to the greater of £17.5 million or 4% of global turnover. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision, and remains under review by the Commission during this period. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. These changes could lead to additional costs and increase our overall risk exposure. We may incur liabilities, expenses, costs and other operational losses under the GDPR and privacy laws of the applicable EU and EEA Member States and the United Kingdom in connection with any measures we take to comply with them.

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

Our business and operations may suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security, which could materially affect our results.

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

Despite the implementation of security measures, our information technology systems, as well as those of third parties with which we have relationships, are vulnerable to attack and damage from computer viruses and malware (e.g., ransomware), unauthorized access, natural and manmade disasters, terrorism, war and telecommunication and electrical failures, malfeasance by external or internal parties, and human error (e.g., social engineering, phishing). Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the technologies used to obtain unauthorized access to, or to sabotage or disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our and our service providers’ employees who are (and may continue to be) working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. The White House, SEC and other regulators have also increased their focus on companies’ cybersecurity vulnerabilities and risks.

We and certain of our service providers are from time to time, subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our or our critical third parties’ operations, it could result in delays and/or material disruptions of our research and development programs, our operations and ultimately, our financial results. For example, the loss of trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability due to delays in the development of our product candidates and/or due to reputational harm, litigation, regulatory investigations and enforcement, fines and penalties, or increased costs of compliance and system remediation.

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

Collaborations involving our current and future product candidates, including our collaborations with Sanofi and Amgen, may pose the following risks to us:

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

We rely on third parties to conduct our ongoing and planned clinical trials for the product candidates we develop. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize our product candidates we develop.

We do not have the ability to independently conduct clinical trials. We rely on medical institutions, clinical investigators, CROs, contract laboratories, and other third parties, including collaboration partners, to conduct or otherwise support ongoing or planned clinical trials for our product candidates. We rely heavily on these parties for execution of clinical trials and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

The clinical trial sites for our clinical studies may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. We are aware that several clinical sites involved in our clinical studies temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future. These developments may delay our clinical trial timelines. Some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct clinical trials and contract research organizations that we may utilize may be impacted by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these trials.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act (FCA), which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any products for which we obtain marketing approval. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

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
•
the Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•
analogous or related foreign, state or local laws and regulations, including anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures.

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

As of December 31, 2021, we had 188 full-time employees, including 154 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we operate as a public company, we expect to need additional managerial, research and development, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining and motivating additional employees;
•
managing our internal development efforts effectively, including the clinical and FDA review process for any product candidate we develop, while complying with our contractual obligations to contractors and other third parties; and
•
improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to advance development of and, if approved, commercialize any product candidate we develop will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize any product candidates we develop and, accordingly, may not achieve our research, development and commercialization goals.

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

As of December 31, 2021, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 17% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

As of December 31, 2021, 14.0 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, as of December 31, 2021, holders of approximately 9 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any state law derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, any action to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause or causes of action under the Securities Act. Such provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such compliant and any other professional or entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

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

Emerging growth companies are permitted to implement many of these requirements over time, however we are no longer an emerging growth company as of December 31, 2021 and expect to incur additional compliance-related expenses as a result.

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

Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting. We are no longer and emerging growth company as of December 31, 2021, and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Redwood City, California, where we lease and occupy approximately 102,000 square feet of office and laboratory space. The term of our Redwood City lease expires in November 2033, with an option to extend the term through November 2043.

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

On February 23, 2022, there were 50 holders of record of our common stock. We believe actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose share may be held in trust by other entities.

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

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on February 13, 2020 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2021. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

Item 6. Reserved.

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

RAS (ON) Inhibitors

Our RAS(ON) Inhibitors are based on our proprietary tri-complex technology platform, which enables a highly differentiated approach to inhibiting the active, GTP-bound form of RAS, which we refer to as RAS(ON). We are developing a portfolio of compounds that we believe are the first and only RAS(ON) inhibitors to use this mechanism of action. We currently have four RAS(ON) Inhibitors in the IND-enabling stage of preclinical development: RMC-6236, our inhibitor of multiple RAS variants, which we refer to as RASMULTI(ON), RMC-6291, our inhibitor targeting KRASG12C(ON), RMC-9805, our inhibitor targeting KRASG12D(ON) and RMC-8839, our inhibitor targeting KRASG13C(ON). We currently plan to submit an IND for RMC-6236 in the first half of 2022 and to provide evidence of first-in-class single agent activity for this compound in 2023. We currently plan to submit an IND for RMC-6291 in the first half of 2022 and to provide preliminary evidence of superior activity for this compound in 2023. We currently plan to submit an IND for RMC-9805 in the first half of 2023 and to submit an IND for RMC-8839 in the second half of 2023. In addition to the compounds currently in development, we are also focused on developing additional mutant-selective inhibitors.

RAS Companion Inhibitors

RMC-4630

Our RAS Companion Inhibitor RMC-4630 is designed as a potent and selective inhibitor of SHP2, a central node in the RAS signaling pathway. In collaboration with Sanofi, we are evaluating RMC-4630 in a multi-cohort Phase 1/2 clinical program.

Our highest priority hypothesis regarding RMC-4630 is that it can deliver additional clinical benefit to patients with RAS-addicted tumors treated with a RAS inhibitor. Below is a list of the active or planned clinical studies of RMC-4630 in combination with RAS inhibitors:

•
an active Amgen-sponsored Phase 1b study of RMC-4630 in combination with Amgen’s KRASG12C(OFF) inhibitor, sotorasib (LumakrasTM);
•
RMC-4630-03, an active Phase 2 study of RMC-4630 in combination with sotorasib that we are sponsoring under a clinical trial collaboration and supply agreement with Amgen under our global partnership with Sanofi; and
•
the planned Sanofi-sponsored Phase 1/2 study of RMC-4630 in combination with Mirati Therapeutics’ KRASG12C(OFF) inhibitor, adagrasib.

Amgen is currently evaluating RMC-4630 in an active Phase 1b study in combination with Amgen’s KRASG12C(OFF) agent sotorasib in Amgen’s CodeBreaK 101c study.

As a complement to the CodeBreaK 101c study, we are sponsoring RMC-4630-03, which is an additional global Phase 2 study of RMC-4630 in combination with sotorasib for patients with non-small cell lung cancer (NSCLC) carrying a KRASG12C mutation who have failed prior standard therapy and who have not previously been treated with a RAS inhibitor. The first patient in RMC-4630-03 has been dosed and enrollment is ongoing. We are sponsoring the RMC-4630-03 study under our global partnership with Sanofi and conducting the trial in collaboration with Amgen, which is supplying sotorasib globally under a clinical collaboration and supply agreement. We expect to complete enrollment in RMC-4630-03 in the second half of 2022, to provide preliminary evidence of the clinical benefit of RMC-4630 as a RAS Companion Inhibitor from the RMC-4630-03 study in the second half of 2022 and to provide additional evidence of the clinical benefit of this compound from this study in 2023.

Sanofi plans to sponsor a combination study under our 2018 collaborative research, development and commercialization agreement with Aventis, Inc. (an affiliate of Sanofi) (the Sanofi Agreement) and under a clinical trial collaboration and supply agreement between Sanofi and Mirati to evaluate RMC-4630 (also known as SAR442720) in combination with Mirati’s KRASG12C(OFF) inhibitor, adagrasib.

There are also several active or planned clinical studies of RMC-4630 that do not involve combinations with RAS inhibitors:

•
RMC-4630-01, an active Phase 1 study of RMC-4630 as monotherapy;
•
a Sanofi-sponsored active Phase 1/2 study of RMC-4630 in combination with the PD-1 inhibitor pembrolizumab (Keytruda®); and
•
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

In January 2022, we reported initial findings from the ongoing dose escalation portion of the RMC-5552-01 study, including preliminary evidence of clinical activity against advanced tumors with mutations associated with hyperactive mTORC1 signaling. As of January 7, 2022, all four efficacy evaluable patients treated with 6 mg per week experienced disease control, including one patient with a confirmed partial response with a 63% reduction from baseline and the other three with stable disease. We currently expect to provide additional evidence of single agent activity for this compound in 2023.

RMC-5845

Our RAS Companion Inhibitor RMC-5845 targets SOS1, a protein that plays a key role in converting RAS(OFF) to RAS(ON) in cells. RMC-5845 is intended for select combination therapies for certain genetically-defined tumors. This compound is ready for preparation of an IND based on the Company’s preclinical development. We continue evaluating the scientific rationale for advancing RMC-5845 into clinical development in the context of other assets in our portfolio.

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

Through December 31, 2021, we have received an aggregate of $154.8 million from Sanofi, including the upfront payment and research and development expense reimbursements.

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

Sanofi is responsible to reimburse us all internal and external costs and expenses to perform our activities under approved development plans, except for 50% of the RMC-4630-03 study and any future RevMed Study. Additionally, Sanofi is responsible to reimburse us for all internal and external costs and expenses incurred to perform activities under approved research plans for RMC-4630, with the exception of internal and external research costs and expenses under the approved research plans for 2019 and 2020, for which Sanofi was obligated to reimburse us for 80% of such costs. We were responsible for 20% of all internal and external research costs incurred under the research plans for 2019 and 2020. Sanofi was responsible to reimburse us for all internal and external costs and expenses incurred under the research plan for 2021. These reimbursements from Sanofi are recorded as collaboration revenue.

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

Interest expense

Interest expense primarily consists of interest related to our finance lease and interest on other outstanding obligations.

Benefit from income taxes

Benefit from income taxes relates to net changes in the deferred tax liability associated with our Warp Drive acquisition resulting from changes in the effective state tax rate and changes in our valuation allowance.

Results of operations

Comparison of the years ended December 31, 2021 and 2020

	Years Ended December 31,
	2021	2020	Increase/ (decrease)
	(in thousands)
Revenue:
Collaboration revenue	$29,390	$42,983	$(13,593)
Total revenue	29,390	42,983	(13,593)
Operating expenses:
Research and development	186,948	132,252	54,696
General and administrative	30,450	21,428	9,022
Total operating expenses	217,398	153,680	63,718
Loss from operations	(188,008)	(110,697)	(77,311)
Other income (expense), net:
Interest income	929	2,238	(1,309)
Interest expense	(12)	(71)	59
Total other income (expense), net	917	2,167	(1,250)
Loss before income taxes	(187,091)	(108,530)	(78,561)
Benefit from income taxes	—	371	(371)
Net loss	$(187,091)	$(108,159)	$(78,932)

Collaboration revenue

Collaboration revenue, consists of revenue under the Sanofi Agreement. In August 2021, we entered into a Letter Agreement with Sanofi to include RMC-4630-03 under the development plan for RMC-4630 ceased enrollment of new patients in RMC-4630-02. As a result of these development plan adjustments, we revised our estimate of the accounting transaction price and our percentage of completion under the agreements with Sanofi, which resulted in a cumulative catch-up adjustment that reduced collaboration revenue by $8.5 million for the year ended December 31, 2021.

Collaboration revenue decreased by $13.6 million, or 32%, during the year ended December 31, 2021 compared to the same period in 2020. The decreases are primarily due to the cumulative catch-up adjustment and lower reimbursed manufacturing costs.

Research and development expenses

Research and development expenses increased by $54.7 million, or 41%, during the year ended December 31, 2021 compared to the same period in 2020. The increase in research and development expenses during the year ended December 31, 2021 was primarily due to a $34.5 million increase in third party costs for our preclinical research portfolio, primarily driven by higher chemistry contract research organization, material sourcing and manufacturing costs; a $9.2 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs, a $7.0 million increase in stock-based compensation and a $5.4 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount.

General and administrative expenses

General and administrative expenses increased by $9.0 million, or 42%, during the year ended December 31, 2021 compared to the same period in 2020. The increase in general and administrative expenses during the year ended December 31, 2021 was primarily due to an increase of $4.8 million in stock-based compensation expense; an increase of $2.3 million in salaries and other employee-related expenses due to increased headcount; and an increase of $0.8 million in insurance.

Interest income

Interest income decreased by $1.3 million for the year ended December 31, 2021, compared to the same period in 2020 due to lower interest rates.

Interest expense

Interest expense was less than $0.1 million for both years ended December 31, 2021 and 2020.

Benefit from income taxes

Benefit from income taxes was zero for the year ended December 31, 2021 and $0.4 million for the year ended December 31, 2020 and relate to net changes in the valuation allowance resulting from the Warp Drive acquisition.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as a result of the Coronavirus pandemic, which contains among other things, numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. We have evaluated the current legislation and at this time, do not anticipate the CARES Act to have a material impact on its financial statements.

Comparison of the years ended December 31, 2020 and 2019

	Year Ended December 31,
	2020	2019	Increase/ (decrease)
	(in thousands)
Revenue:
Collaboration revenue	$42,983	$50,041	$(7,058)
Total revenue	42,983	50,041	(7,058)
Operating expenses:
Research and development	132,252	91,755	40,497
General and administrative	21,428	12,406	9,022
Total operating expenses	153,680	104,161	49,519
Loss from operations	(110,697)	(54,120)	(56,577)
Other income (expense), net:
Interest income	2,238	2,189	49
Interest expense	(71)	(106)	35
Total interest income (expense), net	2,167	2,083	84
Loss before income taxes	(108,530)	(52,037)	(56,493)
Benefit from income taxes	371	4,373	(4,002)
Net loss	$(108,159)	$(47,664)	$(60,495)

Collaboration revenue

Collaboration revenue decreased by $7.1 million, or 14%, during the year ended December 31, 2020 compared to the same period in 2019. The decrease in collaboration revenue during the year ended December 31, 2020 was primarily due to lower research and development costs incurred by us for our SHP2 program under the Sanofi Agreement resulting from lower manufacturing costs, which were partially offset by higher clinical trial costs. During the year ended December 31, 2019, we incurred upfront manufacturing costs related to the supply of RMC-4630 for our clinical trials.

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

In November 2021, we entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $250 million, through an at-the-market equity offering program (ATM) under which Cowen agreed to act as our sales agent. From November 2021 to December 31, 2021, we sold an aggregate of 339,302 shares of common stock under the ATM resulting in gross proceeds to us of $10.4 million. After deducting commissions and expenses of $0.3 million, net proceeds to us were $10.1 million.

Our operations have been financed primarily by our public offerings of common stock, net proceeds of $230.6 million from the issuance of our preferred stock and $154.8 million received under the Sanofi Agreement for upfront payments and for research and development cost reimbursement.

As of December 31, 2021, we had $577.1 million in cash, cash equivalents and marketable securities.

As of December 31, 2021, we had an accumulated deficit of $452.6 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our product candidates and our pre-clinical research portfolio, and to a lesser extent, general and administrative expenditures. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue to advance our product candidates and pre-clinical research portfolio.

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

Cash flows

The following table summarizes our consolidated cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(147,180)	$(100,064)	$(49,616)
Investing activities	(142,117)	(234,233)	(101,969)
Financing activities	294,179	422,776	98,658
Net change in cash and cash equivalents	$4,882	$88,479	$(52,927)

Cash used in operating activities

During the year ended December 31, 2021, cash used in operating activities of $147.2 million was attributable to a net loss of $187.1 million partially offset by a net change of $31.2 million in non-cash charges and by net change of $8.7 million in our operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation expense of $20.7 million, depreciation and amortization of $4.2 million, and amortization of operating lease right-of-use asset of $3.2 million. The change in operating assets and liabilities was primarily due to $11.0 million increase in accrued expenses and accounts payable partially offset by $1.7 million decrease in deferred revenue associated with the Sanofi Agreement and $1.5 million decrease in operating lease liability.

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

During the year ended December 31, 2019, cash used in operating activities of $49.6 million was attributable to a net loss of $47.7 million and a net change of $8.8 million in our operating assets and liabilities, partially offset by a net change of $6.9 million in non-cash charges. The non-cash charges consisted of depreciation and amortization of $2.9 million, stock-based compensation expense of $3.2 million, a loss on disposal of held for sale assets of $0.6 million and a loss on disposal of property and equipment of $0.2 million. The change in operating assets and liabilities was primarily due to a $13.4 million decrease in deferred revenue associated with the Sanofi Agreement, a $4.4 million decrease in deferred tax liability related to the net change in valuation allowance resulting from the Warp Drive acquisition, a $1.4 million increase in receivable from a related party resulting from the Sanofi Agreement and a $0.5 million increase in prepaid expenses and other current assets primarily resulting from the timing of prepayments made for research and development activities, partially offset by a $11.3 million increase in accounts payable and accrued liabilities resulting from increases in spend for research and development activities.

Cash used in investing activities

During the year ended December 31, 2021, cash used in investing activities of $142.1 million, was primarily comprised of purchases of marketable securities of $671.3 million and purchases of property and equipment of $6.5 million, offset by cash provided by maturities of marketable securities of $526.8 million and sale of marketable securities of $9.0 million.

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

Cash provided by financing activities

During the year ended December 31, 2021, cash provided by financing activities of $294.2 million was comprised of $281.1 million in net proceeds from the issuance of common stock related to our public offering in February 2021, $10.1 million in net proceeds from the issuance of common stock under our ATM facility, $1.9 million in proceeds from the issuance of common stock under the employee stock purchase plan and $ 1.5 million in proceeds from the issuance of common stock upon the exercise of stock options.

During the year ended December 31, 2020, cash provided by financing activities of $422.8 million was comprised of $420.1 million in net proceeds from the issuance of common stock related to our IPO in February 2020 and our public offering in July 2020, $1.9 million in proceeds from the issuance of common stock upon the exercise of stock options and $0.8 million in proceeds from the issuance of common stock under the employee stock purchase plan.

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

Contractual obligations and commitments

We have contractual obligations related to office and laboratory space leases in Redwood City, California and Cambridge, Massachusetts, described in “Note 7. Commitments and contingencies” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.

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

Revenue recognition

We recognize revenue is accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which such entity expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under arrangements, we perform the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies the performance obligation. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Accrued research and development expenses

We record accrued expenses for estimated preclinical studies and clinical trial expenses. Estimates are based on the services performed pursuant to contracts with research institutions and contract research organizations and clinical manufacturing organizations that conduct and manage preclinical studies and clinical trials on our behalf based on actual time and expenses incurred by them. Further, we accrue expenses related to clinical trials based on the level of patient enrollment and activity according to the related agreement. We monitor patient enrollment levels and related activity to the extent reasonably possible and make judgments and estimates in determining the accrued balance in each reporting period. If we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. To date, we have not experienced significant changes in our estimates of preclinical studies and clinical trial accruals.

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
•
Expected Volatility— Given that we do not have sufficient trading history for our common stock, the expected volatility was estimated based on the average volatility of the Company and comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty.
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

We held cash, cash equivalents and marketable securities of $577.1 million and $440.7 million as of December 31, 2021 and December 31, 2020, which consisted of bank deposits, money market funds, U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, an immediate one percent change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

Item 8. Financial Statements and Supplementary Data.

REVOLUTION MEDICINES, INC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Revolution Medicines, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Revolution Medicines, Inc. and its subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2020.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's annual report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Actual Costs Incurred under the Collaboration Agreement with Sanofi

As described in Note 8 to the consolidated financial statements, the Company’s consolidated revenue was $29.4 million for the year ended December 31, 2021. Revenue is recognized under the collaboration agreement with Sanofi based on actual costs incurred as a percentage of total estimated costs to be incurred over the performance obligation as the Company completes its performance obligation. A cost-based input method of revenue recognition requires management to make estimates of costs to fulfill their performance obligation. A percentage of the actual costs incurred under approved research and development plans are reimbursed by Sanofi under the collaboration agreement. The research and development plans are determined by a joint research and development committee, over which Sanofi has final decision-making, subject to certain exceptions.

The principal considerations for our determination that performing procedures relating to revenue recognition – actual costs incurred under the collaboration agreement with Sanofi is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition and determination of actual costs incurred subject to approved development plans related to collaboration agreement with Sanofi.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the inputs and assumptions used to estimate the total effort required to complete the performance obligation. These procedures also included, among others, (i) testing management's process for recognizing revenue under the collaboration agreement with Sanofi, (ii) testing the mathematical accuracy of the cost-based input method; (iii) evaluating the terms of the master service agreement and the amendment; (iv) testing the accuracy and existence of actual costs used in the cost-based input method; and (v) testing the accuracy, existence and classification of costs that are reimbursable by the collaborative partner under the approved research and development plans.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 28, 2022

We have served as the Company’s auditor since 2017.

REVOLUTION MEDICINES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$108,497	$104,268
Marketable securities	468,557	336,473
Account receivable	5,929	6,393
Prepaid expenses and other current assets	6,790	6,988
Total current assets	589,773	454,122
Property and equipment, net	11,544	8,902
Operating lease right-of-use asset	59,692	27,435
Intangible assets, net	59,876	60,945
Goodwill	14,608	14,608
Restricted cash	1,737	1,084
Other noncurrent assets	758	305
Total assets	$737,988	$567,401
Liabilities, redeemable convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable	$14,057	$12,609
Accrued expenses and other current liabilities	27,721	18,784
Operating lease liability	6,214	3,672
Deferred revenue, current	12,358	12,111
Total current liabilities	60,350	47,176
Deferred revenue, noncurrent	6,573	8,481
Deferred tax liability	7,444	7,444
Operating lease liability	60,419	28,992
Other noncurrent liabilities	634	632
Total liabilities	135,420	92,725
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 and zero shares authorized at December 31, 2021 and 2020, respectively; zero shares issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at December 31, 2021 and 2020; 74,142,619 and 66,599,748 shares issued and outstanding at December 31, 2021 and 2020, respectively	8	7
Additional paid-in capital	1,055,572	740,098
Accumulated other comprehensive income (loss)	(376)	116
Accumulated deficit	(452,636)	(265,545)
Total stockholders’ equity	602,568	474,676
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$737,988	$567,401

The accompanying notes are an integral part of these Consolidated Financial Statements

REVOLUTION MEDICINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2021	2020	2019
Revenue:
Collaboration revenue	$29,390	$42,983	$50,041
Total revenue	29,390	42,983	50,041
Operating expenses:
Research and development	186,948	132,252	91,755
General and administrative	30,450	21,428	12,406
Total operating expenses	217,398	153,680	104,161
Loss from operations	(188,008)	(110,697)	(54,120)
Other income (expense), net:
Interest income	929	2,238	2,189
Interest expense	(12)	(71)	(106)
Total interest income (expense), net	917	2,167	2,083
Loss before income taxes	(187,091)	(108,530)	(52,037)
Benefit from income taxes	—	371	4,373
Net loss	$(187,091)	$(108,159)	$(47,664)
Redeemable convertible preferred stock dividends – undeclared and cumulative	—	(2,219)	(14,238)
Net loss attributable to common stockholders	$(187,091)	$(110,378)	$(61,902)
Net loss per share attributable to common stockholders – basic and diluted	$(2.57)	$(2.01)	$(22.33)
Weighted-average common shares used to compute net loss per share, basic and diluted	72,806,079	54,874,119	2,772,589

The accompanying notes are an integral part of these Consolidated Financial Statements

REVOLUTION MEDICINES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(187,091)	$(108,159)	$(47,664)
Other comprehensive income/(loss):
Unrealized gain (loss) on investments, net	(492)	42	74
Total comprehensive loss	$(187,583)	$(108,117)	$(47,590)

The accompanying notes are an integral part of these Consolidated Financial Statements

REVOLUTION MEDICINES, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

						Accumulated
	Redeemable Convertible				Additional	other		Total
	Preferred Stock		Common Stock		Paid-in	comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	income	Deficit	Equity (Deficit)
Balance at December 31, 2018	29,595,909	$205,081	3,208,924	—	1,300	—	(109,722)	(108,422)
Issuance of Series C redeemable convertible preferred stock for cash at $10.03 per share, net of issuance costs of $254	10,004,514	100,028	—	—	—	—	—	—
Issuance of common stock pursuant to stock option exercises	—	—	70,250	—	114	—	—	114
Issuance of common stock pursuant to early exercised stock options	—	—	100,860	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	163	—	—	163
Repurchases of early exercised stock	—	—	(87,910)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,161	—	—	3,161
Net unrealized gains on marketable securities	—	—	—	—	—	74	—	74
Net loss	—	—	—	—	—	—	(47,664)	(47,664)
Balance at December 31, 2019	39,600,423	$305,109	3,292,124	—	4,738	74	(157,386)	(152,574)
Conversion of redeemable convertible preferred stock into common stock	(39,600,423)	(305,109)	39,600,423	4	305,105	—	—	305,109
Issuance of common stock from initial public offering, net of offering costs of $23,003	—	—	16,100,000	2	250,695	—	—	250,697
Issuance of common stock from follow-on offering, net of offering costs of $11,633	—	—	6,900,000	1	167,766	—	—	167,767
Issuance of common stock pursuant to stock option exercises	—	—	694,441	—	1,877	—	—	1,877
Issuance of common stock related to employee stock purchase plan	—	—	29,237	—	832	—	—	832
Issuance of common stock related to vesting of restricted stock units	—	—	1,681	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	199	—	—	199
Repurchases of early exercised stock	—	—	(18,158)	—	—	—		—
Stock-based compensation expense	—	—	—	—	8,886	—	—	8,886
Net unrealized gains on marketable securities	—	—	—	—	—	42	—	42
Net loss	—	—	—	—	—	—	(108,159)	(108,159)
Balance at December 31, 2020	—	$—	66,599,748	$7	$740,098	$116	$(265,545)	$474,676
Issuance of common stock pursuant to stock option exercises	—	—	388,695	—	1,487	—	—	1,487
Vesting of early exercised stock options	—	—	—	—	148	—	—	148
Issuance of common stock related to vesting of restricted stock units	—	—	78,010	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	—	—	75,991	—	1,875	—	—	1,875
Repurchase of early exercised stock	—	—	(5,793)	—	—	—	—	—
Issuance of common stock from follow-on offering, net of issuance cost of $18,855	—	—	6,666,666	1	281,144	—	—	281,145
Issuance of common stock from at-the-market offering	—	—	339,302	—	10,096	—	—	10,096
Stock-based compensation expense	—	—	—	—	20,724	—	—	20,724
Net unrealized loss on marketable securities	—	—	—	—	—	(492)	—	(492)
Net loss	—	—	—	—	—	—	(187,091)	(187,091)
Balance at December 31, 2021	—	$—	74,142,619	$8	$1,055,572	$(376)	$(452,636)	$602,568

The accompanying notes are an integral part of these Consolidated Financial Statements

REVOLUTION MEDICINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(187,091)	$(108,159)	$(47,664)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of intangible assets	1,069	1,068	1,069
Stock-based compensation expense	20,724	8,886	3,161
Depreciation and amortization	3,083	2,611	2,273
Loss on disposal of property and equipment	119	—	226
Loss on disposal of held for sale assets	—	—	597
Net amortization (accretion) of premium (discount) on marketable securities	3,012	968	(450)
Amortization of operating lease right-of-use asset	3,180	2,866	—
Changes in operating assets and liabilities:
Account receivable	464	2,344	(1,434)
Prepaid expenses and other current assets	198	(1,924)	(541)
Accounts payable	2,239	305	5,264
Accrued expenses and other current liabilities	8,720	4,855	6,042
Deferred revenue	(1,661)	(11,259)	(13,392)
Deferred rent	—	—	(513)
Operating lease liability	(1,468)	(2,565)	—
Deferred tax liability	—	(375)	(4,373)
Other noncurrent assets	81	139	(65)
Other noncurrent liabilities	151	176	184
Net cash used in operating activities	(147,180)	(100,064)	(49,616)
Cash flows from investing activities
Purchases of marketable securities	(671,335)	(544,133)	(172,266)
Sales of marketable securities	8,992	3,005	11,200
Maturities of marketable securities	526,754	309,828	55,490
Purchases of property and equipment	(6,528)	(2,933)	(2,589)
Proceeds from sales of property and equipment	—	—	196
Proceeds from sale of held for sale assets	—	—	6,000
Net cash used in investing activities	(142,117)	(234,233)	(101,969)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	281,145	420,067	—
Proceeds from issuance of common stock from at-the-market offering	10,096	—	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	100,028
Proceeds from issuance of common stock under equity incentive plans	1,487	1,877	277
Proceeds from issuance of common stock under employee stock purchase plan	1,875	832	—
Repurchases of early exercised stock options	—	—	(45)
Payments of deferred offering costs	(424)	—	(1,602)
Net cash provided by financing activities	294,179	422,776	98,658
Net (decrease) increase in cash, cash equivalents and restricted cash	4,882	88,479	(52,927)
Cash, cash equivalents and restricted cash – beginning of year	105,352	16,873	69,800
Cash, cash equivalents and restricted cash – end of year	$110,234	$105,352	$16,873
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	108,497	104,268	16,659
Restricted cash	1,737	1,084	214
Cash, cash equivalents and restricted cash – end of year	$110,234	$105,352	$16,873
Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised options and restricted stock	$149	$199	$163
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	1,129	1,813	380
Right-of-use assets obtained in exchange for operating lease liabilities	35,437	21,188	—
Unpaid deferred offering costs	110	—	519
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

Liquidity

The Company has incurred net operating losses in each year since inception. As of December 31, 2021, the Company had an accumulated deficit of $452.6 million. Management believes that its existing cash, cash equivalents and marketable securities will enable the Company to fund its planned operations for at least 12 months following the issuance date of these consolidated financial statements. The Company has been able to fund its operations through the issuance and sale of common stock and redeemable convertible preferred stock in addition to upfront payments and research and development cost reimbursement received under the Company’s collaboration agreement with Genzyme Corporation, an affiliate of Sanofi. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and payments the Company may receive under the Sanofi collaboration agreement or future collaboration agreements, if any. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

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

In February 2021, the Company issued and sold 6,666,666 shares of its common stock in an underwritten public offering at a price of $45.00 per share (including the exercise in full by the underwriters of their option to purchase an additional 869,565 shares of its common stock) for net proceeds of $281.3 million, after deducting underwriting discounts and commissions of $18.0 million and expenses of $0.9 million

In November 2021, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of its common stock, from time to time, with aggregate gross proceeds of up to $250 million, through an at-the-market equity offering program (ATM). From November 2021 to December 31, 2021, the Company sold an aggregate of 339,302 shares of common stock under the ATM resulting in gross proceeds of $10.4 million. After deducting commissions and expenses of $0.3 million, net proceeds to the Company were $10.1 million.

2.
Summary of significant accounting policies

Basis of presentation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and applicable rules of the Securities and Exchange Commission (SEC) regarding financial reporting and, in the opinion of management, include all normal and recurring adjustments which are necessary to state fairly the Company's financial position and results of operations for the reported periods. The consolidated financial statements for the years ended December 31, 2021, 2020 and 2019 include the accounts of the Company and its wholly owned subsidiary, Warp Drive Bio, Inc. (Warp Drive). All intercompany balances and transactions have been eliminated in consolidation. The functional and reporting currency of the Company and its subsidiary is the U.S. dollar.

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

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical accruals, valuation of in-process research and development and developed technologies, income taxes, useful lives of property and equipment and intangible assets, impairment of goodwill and intangibles, the incremental borrowing rate for determining operating lease assets and liabilities, and stock-based compensation. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, financial condition and results of operations is highly uncertain and subject to change. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there was not a material impact to the Company’s consolidated financial statements as of and for the twelve months ended December 31, 2021. Actual results could materially differ from the Company’s estimates, and there may be changes to the estimates in future periods.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2021 and 2020, cash equivalents consist of amounts invested in money market funds and investments in U.S. government agency bonds, commercial paper and corporate bonds with original maturities of three months or less at the date of purchase.

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

The Company periodically evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. The Company considers various factors in determining whether to recognize an impairment charge. If the Company determines that the decline in an investment’s fair value is other-than-temporary, the difference is recognized as an impairment loss in the consolidated statements of operations. As of December 31, 2021, no other-than-temporary-impairment has been recorded.

Restricted cash

As of December 31, 2021 and 2020, the Company had $1.7 million and $1.1 million, respectively, of noncurrent restricted cash related to Company issued letters of credit in connection with leases. These amounts are held in separate bank accounts to support letter of credit agreements for the leases.

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

The Company is subject to credit risk as its receivable and collaboration revenue are entirely related to its collaboration agreement with Sanofi. See Note 8, “Sanofi collaboration agreement.”

The Company’s clinical trial sites may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. The Company is aware that several clinical sites involved in its clinical studies temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future. These developments may delay the Company’s clinical trial timelines. Some of the Company’s third-party manufacturers which it uses for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests and clinical trials and contract research organizations may be impacted by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, the Company would likely experience delays in advancing clinical trials.

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

Leases

On January 1, 2020, the Company adopted ASU 2016-02, Leases (Topic 842). For its operating leases with a term greater than twelve months, the Company recognizes a right-of-use asset and a lease liability on its consolidated balance sheets. The Company adopted the new standard using the modified retrospective approach, which resulted in the initial recognition of a lease liability of $11.5 million, and a right‑to‑use asset of $9.1 million, with no adjustment to the accumulated deficit balance. In connection with the lease adoption, the Company also derecognized deferred rent of $2.4 million.

The Company determines if an arrangement is, or contains, a lease at inception and then classifies the lease as operating or financing based on the underlying terms and conditions of the contract. Leases with terms greater than one year are initially recognized on the balance sheet as right-of-use assets and lease liabilities based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the incremental borrowing rate, which is the rate incurred to borrow, on a collateralized basis, an amount equal to the lease payments over a similar term and in a similar economic environment of the applicable country or region. Variable lease payments are excluded from the right-of-use assets and operating lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Leases with a term of 12 months or less are not recognized on the consolidated balance sheets.

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

Acquired intangible assets

Indefinite-lived intangible assets represent the estimated fair value assigned to in-process research and development (IPR&D) acquired in a business combination. The Company reviews indefinite-lived intangible assets for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, then it is written down to its adjusted fair value. As of December 31, 2021, there have been no such impairments. For IPR&D, if a product candidate derived from the indefinite-lived intangible asset is developed and commercialized, the useful life will be determined, and the carrying value will be amortized prospectively over that estimated useful life. Alternatively, if a product candidate is abandoned, the carrying value of the intangible asset will be charged to research and development expenses in the consolidated statements of operations.

Finite-lived intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date and are carried at cost less accumulated amortization and impairment. Amortization is computed using the straight-line method over the estimated useful lives of the respective finite-lived intangible assets and is included in research and development expenses in the consolidated statement of operations. Intangible assets are reviewed for impairment at least annually or more frequently if indicators of potential impairment exist. As of December 31, 2021, no such impairment has been recorded.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired in a business combination. The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first assessing the qualitative factors to determine whether it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount. Qualitative indicators assessed include consideration of macroeconomic, industry and market conditions, the Company’s overall financial performance and personnel or strategy changes. Based on the qualitative assessment, if it is determined that it is more likely than not that its fair value is less than its carrying amount, the fair value of the Company’s single reporting unit is compared to its carrying value. Any excess of the goodwill carrying amount over the fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of December 31, 2021, no goodwill impairment has been identified.

Redeemable convertible preferred stock

The Company records all shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The redeemable convertible preferred stock is recorded outside of permanent equity because while it is not mandatorily redeemable, in the event of certain events considered not solely within the Company’s control, such as a merger, acquisition or sale of all or substantially all of the Company’s assets (each, a “deemed liquidation event”), the redeemable convertible preferred stock would have become redeemable at the option of the holders of at least a majority of the then outstanding such shares. The Company did not adjust the carrying values of the redeemable convertible preferred stock to the liquidation preferences of such shares because it was uncertain whether or when a deemed liquidation event would occur that would obligate the Company to pay the liquidation preferences to holders of shares of redeemable convertible preferred stock.

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

Sales-based milestones and royalties: For arrangements that include sales-based milestone or royalty payments based on the level of sales, and in which the license is deemed to be the predominant item to which the sales-based milestone or royalties relate to, the Company recognizes revenue in the period in which the sales-based milestone is achieved and in the period in which the sales associated with the royalty occur. To date, the Company has not recognized any sales-based milestone or royalty revenue resulting from its collaboration arrangements.

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

Research and development expenditures

Research and development expenses consist of costs incurred for the Company’s own and for collaborative research and development activities. Research and development costs are expensed as incurred. Research and development costs consist of salaries and benefits, including associated stock-based compensation, and laboratory supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities on the Company’s behalf. The Company estimates preclinical studies and clinical trial expenses based on the services performed pursuant to contracts with research institutions, contract research organizations and clinical manufacturing organizations that conduct and manage preclinical studies and clinical trials on the Company’s behalf based on actual time and expenses incurred by them. Further, the Company accrues expenses related to clinical trials based on the level of patient activity according to the related agreement. The Company monitors patient enrollment levels and related activity to the extent reasonably possible and adjusts estimates accordingly.

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

Comprehensive loss

For the years ended December 31, 2021, 2020, and 2019 other comprehensive loss includes net unrealized gains on marketable securities.

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

Deferred offering costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ deficit (equity) as a reduction of additional paid-in capital generated as a result of the equity financing. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. As of December 31, 2021 and 2020, $0.5 million and zero of deferred offering costs, respectively, were capitalized in other noncurrent assets on the consolidated balance sheets.

Segment reporting

The Company has one operating and reportable segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources and evaluating financial performance. All of the Company’s long-lived assets are located in the United States.

401(k) retirement plans

The Company maintains a 401(k) retirement plan for its employees. The Company is responsible for administrative costs of the 401(k) plan. The Company may, at its discretion, make matching or profit-sharing contributions to the 401(k) plan. For the years ended December 31, 2021, 2020 and 2019, the Company made $0.9 million, $0.2 million and $0.2 million matching contributions, respectively, under the plan.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB, under its ASC or other standard setting bodies, and adopted by the Company as of the specified effective date, unless otherwise discussed below.

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (ASU 2018-19) which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (ASU 2019-05). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. ASU 2016-13 is applicable to the Company for the fiscal year beginning after December 15, 2022. Early adoption is permitted. The Company adopted the standard for the fiscal year beginning on January 1, 2021 and concluded that adoption of the standard did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. This ASU is effective for the Company for the fiscal year beginning after December 15, 2020, and interim periods within fiscal years beginning after December 31, 2021. The Company adopted the standard on December 31, 2021 and concluded that adoption of the standard did not have a material impact on its consolidated financial statements.

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

Recent accounting pronouncements not yet adopted

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs (ASU 2020-08). ASU 2020-08 clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. The guidance is effective for the Company in the first quarter of 2022. Early application is not permitted. All entities should apply ASU 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company is currently evaluating the impact of ASU 2020-08 on its consolidated financial statements.

In October 2020, FASB issued ASU 2020-10, Codification Improvements (ASU 2020-10). ASU 2020-10 updates various codification topics by clarifying or improving disclosure requirements to align with the SEC's regulations. The amendments are effective for the Company in the first quarter of 2022. Early adoption is permitted. Adoption shall be applied retrospectively. The Company is currently evaluating the impact of ASU 2020-10 on its consolidated financial statements and related disclosures.

3.
Fair value measurements

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds (1)	$57,134	$57,134	$—	$—
Commercial paper (1, 2)	291,369	—	291,369	—
U.S. government and agency securities (1, 2)	87,745	—	87,745	—
Corporate bonds (2)	141,698	—	141,698	—
Total	$577,946	$57,134	$520,812	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds (1)	$16,696	$16,696	$—	$—
Commercial paper (1, 2)	151,663	—	151,663	—
U.S. government and agency securities (1, 2)	270,520	—	270,520	—
Corporate bonds (1, 2)	3,200	—	3,200	—
Total	$442,079	$16,696	$425,383	$—

(1)
Included in cash and cash equivalents on the consolidated balance sheets.
(2)
Included in marketable securities on the consolidated balance sheets.

Money market funds are measured at fair value on a recurring basis using quoted prices. U.S. government debt securities, government agency bonds, commercial paper and corporate bonds are measured at fair value, which is derived from independent pricing sources based on quoted prices in active markets for similar securities.

There were no transfers between Levels 1, 2 or 3 for any of the periods presented.

4.
Available-for-sale securities

The following tables summarize the estimated value of the Company’s available-for-sale marketable securities and cash equivalents and the gross unrealized gains and losses:

	December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$239,176	$1	$(63)	$239,114
U.S. government and agency securities	87,926	—	(181)	87,745
Corporate bonds	141,829	—	(131)	141,698
Total marketable securities	468,931	1	(375)	468,557
Cash equivalents:
Money market funds	57,134	—	—	57,134
Commercial paper	52,257	—	(2)	52,255
U.S. government and agency securities	—	—	—	—
Corporate bonds	—	—	—	—
Total cash equivalents	109,391	—	(2)	109,389
Total available-for-sale investments	$578,322	$1	$(377)	$577,946

	December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$69,871	$—	$(5)	$69,866
U.S. government and agency securities	266,481	131	(5)	266,607
Total marketable securities	336,352	131	(10)	336,473
Cash equivalents:
Money market funds	16,696	—	—	16,696
Commercial paper	81,800	—	(3)	81,797
U.S. government and agency securities	3,913	—	—	3,913
Corporate bonds	3,202	—	(2)	3,200
Total cash equivalents	105,611	—	(5)	105,606
Total available-for-sale investments	$441,963	$131	$(15)	$442,079

The amortized cost and estimated fair value of the Company’s available-for-sale marketable securities and cash equivalents by contractual maturity are summarized below as of December 31, 2021:

	December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Mature in one year or less	$533,859	$1	$(224)	$533,636
Mature after one year through two years	44,463	—	(153)	44,310
Total marketable securities	$578,322	$1	$(377)	$577,946

5.
Balance sheet components

Property and equipment, net

Property and equipment, net consists of the following:

	December 31,
	2021	2020
	(in thousands)
Laboratory equipment	$12,727	$9,978
Leasehold improvements	7,245	3,387
Computer equipment and software	2,186	1,578
Furniture and fixtures	69	48
Construction in progress	129	1,981
	22,356	16,972
Less: accumulated depreciation and amortization	(10,812)	(8,070)
Property and equipment, net	$11,544	$8,902

Depreciation and amortization expense for property and equipment amounted to $3.1 million, $2.6 million and $2.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2021	2020
	(in thousands)
Accrued compensation	$9,852	$7,736
Accrued research and development	17,018	10,459
Accrued professional services	540	492
Other	311	97
Total accrued expenses and other current liabilities	$27,721	$18,784

6.
Intangible assets and goodwill

Intangible assets, net

Intangible assets, net consist of the following as of December 31, 2021:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development - RAS Programs	$55,800	$—	$55,800	n/a
Developed technology – tri-complex platform	7,480	(3,404)	4,076	3.9
Total	$63,280	$(3,404)	$59,876

Amortization expense for the years ended December 31, 2021, 2020 and 2019 were $1.1 million, $1.1 million and $1.1 million, respectively.

As of December 31, 2021, future amortization expense is as follows:

Amount
(in thousands)
2022	$1,069
2023	1,069
2024	1,069
2025	869
2026	—
Total	$4,076

Intangible assets, net consist of the following as of December 31, 2020:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development – RAS Programs	$55,800	$—	$55,800	n/a
Developed technology – tri-complex platform	7,480	(2,335)	5,145	4.8
Total	$63,280	$(2,335)	$60,945

Goodwill

Goodwill consists of the following:

(in thousands)
Balance at December 31, 2020	$14,608
Adjustment	—
Balance at December 31, 2021	$14,608

No impairment has been recognized as of December 31, 2021. Goodwill is not deductible for income tax purposes.

7.
Commitments and contingencies

Leases

In January 2015, as amended in September 2016, the Company entered into an operating lease for approximately 42,000 square feet of office and laboratory space located at 700 Saginaw Drive, Redwood City, California (the 700 Building), with a term through April 2023. In April 2020, the Company amended the lease to lease an additional 19,000 square feet of office, laboratory and research and development space located at 300 Saginaw Drive, Redwood City, California (the 300 Building), and to extend the lease term through December 2030. In November 2021, the Company amended the lease to lease an additional 41,000 square feet of office, laboratory and research and development space located at 800 Saginaw Drive, Redwood City, California (the 800 Building), and to extend the lease term through November 2033. The Company has the option to extend the lease for an additional ten years after November 30, 2033.

The Company maintains letters of credit for the benefit of the landlord which is disclosed as restricted cash in the consolidated balance sheets. Restricted cash related to letters of credit due to the landlord was $1.5 million and $0.9 million as of December 31, 2021 and December 31, 2020, respectively.

Through December 31, 2021, the landlord had provided the Company with $3.4 million in tenant improvement allowances for the 700 Building, and $4.6 million for the 300 building, which were recognized as lease incentives. The lease incentives are being amortized as an offset to rent expense over the lease term in the consolidated statements of operations.

Upon the execution of the lease in April 2020, which was deemed to be a lease modification, the Company re-evaluated the assumptions used during the adoption of ASC 842 for the lease. The Company determined the amendment consists of two separate contracts under ASC 842. One contract is related to a new right-of-use asset for the 300 Building, which is being accounted for as an operating lease, and the other is related to the modification of the original lease term for the 700 Building. As a result, the Company recorded a right-of-use asset of $6.4 million and a lease liability of $9.0 million for the 300 Building and an increase of $14.8 million to the right-of-use asset and lease liability for the 700 Building upon execution of the lease amendment. The Company is recognizing rent expense for both buildings on a straight-line basis through the remaining extended term of the lease.

Upon the execution of the lease amendment in November 2021, which was deemed to be a lease modification, the Company re-evaluated the assumptions used during the lease amendment in April 2020. The Company determined the amendment consists of two separate contracts under ASC 842. One contract is related to a new right-of-use asset for the 800 Building, which is being accounted for as an operating lease, and the other is related to the modification of the lease term, as amended in April 2020, for the 700 Building and 300 Building. As a result, the Company recorded a right-of-use asset and a lease liability of $26.8 million for the 800 Building and an aggregate increase of $8.6 million to the right-of-use assets and lease liabilities for the 700 Building and 300 Building upon execution of the lease amendment. The Company is recognizing rent expense for the buildings on a straight-line basis through the remaining extended term of the lease.

As part of the Warp Drive acquisition in October 2018, the Company assumed an operating lease for approximately 22,000 square feet of office and laboratory space located in Cambridge, Massachusetts (Cambridge Lease), which expires in February 2023, with an option to extend the term through February 2028, subject to certain conditions. In March 2019, the Company fully subleased the Cambridge Lease to Casma Therapeutics, Inc. (Casma), a related party, on financial terms substantially the same as the original lease. The sublease term with Casma is through the remainder of the Cambridge Lease term. The sublease by Casma and related sublease payments by Casma to the Company are fully guaranteed by Third Rock Ventures, LLC, a related party. In conjunction with the Cambridge Lease, the Company issued a letter of credit for $0.2 million, which is included in restricted cash on the consolidated balance sheets as of December 31, 2021 and 2020.

The balance sheet classification of the Company’s operating lease liabilities was as follows:

December 31, 2021
(in thousands)
Operating lease liabilities:
Operating lease liability – current	$6,214
Operating lease liability – noncurrent	60,419
Total operating lease liabilities	66,633

For the years ended December 31, 2021 and 2020, operating lease cost was $3.4 million and $2.7 million, respectively, net of sublease income of $2.1 million and $1.9 million respectively, and tenant improvement allowance credits of $0.2 million and $0.2 million, respectively. The operating cash flows for operating leases were $1.5 million and $2.6 million year ended December 31, 2021 and 2020, respectively. Short-term lease costs were immaterial for the year ended December 31, 2021 and 2020.

As of December 31, 2021, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2022	$7,614
2023	6,961
2024	7,100
2025	7,349
2026	7,606
Thereafter	60,422
Total undiscounted lease payments	$97,052
Less: Imputed interest	(29,191)
Less: Tenant improvement allowance	(1,228)
Total operating lease liabilities	$66,633

The amounts reflected in the table above include the Company’s lease payments for the Cambridge lease, but do not reflect any offset for the sublease payments the Company is entitled to receive from Casma.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted-average discount rate used to determine the operating lease liability was 6.1%. As of December 31, 2021 and 2020, the weighted-average remaining lease term is 11.6 years and 9.1 years, respectively.

Legal matters

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that losses will be incurred and these losses can be reasonably estimated. As of December 31, 2021 and 2020, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Other

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

The Company has primary responsibility for early clinical development of RMC-4630 and is responsible for the manufacture of SHP2 inhibitors for Phase 1 and non-registrational Phase 2 clinical trials pursuant to a development plan that is currently approved through 2022. In August 2021, the Company entered into a letter agreement with Sanofi (the Letter Agreement) to include an additional clinical study, RMC-4630-03, as part of the Company’s responsibilities under the development plan. Sanofi is responsible to reimburse the Company all internal and external costs and expenses to perform the Company’s activities under approved development plans, except for costs and expenses related to studies designated in the Sanofi Agreement as RevMed Studies, for which the Company will bear all costs and expenses, and for the RMC-4630-03 study, for which Sanofi will reimburse the Company for 50% of the costs and expenses. Unreimbursed costs borne by the Company for any RevMed Studies and the Company's 50% share of the

RMC-4630-03 collaboration study are subject to future reimbursement by Sanofi through a buy-in payment pursuant to the terms of the Sanofi Agreement if Sanofi uses the data from a RevMed Study or the RMC-4630-03 study in support of a marketing approval application. There currently are no active RevMed Studies.

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

The Company determined that the transaction price of the Sanofi Agreement was $190.4 million as of December 31, 2021. In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. The Company determined that the $50.0 million upfront payment and $140.4 million of estimated variable consideration for expense reimbursements from Sanofi for agreed upon research and development services as of December 31, 2021 constituted consideration to be included in the transaction price, which is to be allocated to the combined performance obligation. Development and regulatory milestones under the Sanofi Agreement were considered but not included in the transaction price, as it is probable that a significant revenue reversal could occur if they were included. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The license, research, development and manufacturing services are combined as one performance obligation that will be performed over the duration of the contract, which is from the effective date of the Sanofi Agreement through to the completion of studies. The Company concluded that it would utilize a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to estimated costs to fulfill the combined performance obligation. These costs consist primarily of internal full-time equivalent efforts and third-party costs. As noted above, a percentage of the actual costs incurred under approved research and development plans are reimbursed by Sanofi under the collaboration agreement. The research and development plans are determined by a joint research and development committee, over which Sanofi has final decision-making subject to certain exceptions. Revenue is recognized under the collaboration agreement with Sanofi, based on actual costs incurred as a percentage of total estimated costs to be incurred over the performance obligation as the Company completes its performance obligation. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated.

The Company determined that the added development services related to RMC-4630-03 under the Letter Agreement are an extension of services under the development plan that are not distinct from the single performance obligation under the initial Sanofi Agreement. Accordingly, the Company determined the Letter Agreement represented a contract modification that will be accounted for as an adjustment to the existing contract by applying a cumulative catch-up adjustment to collaboration revenue. Concurrent with entering into the Letter Agreement, the Company and Sanofi decided to no longer enroll new patients in the RMC-4630-02 clinical study. The Company calculated the adjusted cumulative revenue under the agreements by updating the transaction price for the estimated consideration to be received, updating the estimated costs to fulfill the performance obligation and decreasing the estimated percentage of completion to date, which resulted in a cumulative catch-up adjustment for the year ended December 31, 2021, that reduced collaboration revenue by $8.5 million.

During the years ended December 31, 2021, 2020 and 2019, the Company recognized $29.4 million, $43.0 million and $50.0 million of collaboration revenue associated with this agreement, respectively.

As of December 31, 2021 and 2020, $12.4 million and $12.1 million of deferred revenue is classified as current and $6.6 million and $8.5 million is classified as noncurrent.

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

Upon the closing of the IPO in February 2020, all shares of redeemable convertible preferred stock then outstanding converted into 39,600,423 shares of common stock. There were no shares of redeemable convertible preferred stock outstanding as of December 31, 2021 and 2020.

10.
Common stock

As of December 31, 2021 and 2020, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of the redeemable convertible preferred stockholders. As of December 31, 2021, no dividends have been declared to date.

The Company has reserved shares of common stock for future issuance as follows:

	December 31,
	2021	2020
Outstanding options to purchase common stock	6,050,938	5,118,979
Unvested restricted stock units of common stock	423,621	85,639
Available for future issuance under the 2020 Incentive Award Plan	6,403,548	4,806,916
Available for issuance under the 2020 Employee Stock Purchase Plan	1,089,728	499,722
Total	13,967,835	10,511,256

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

As of December 31, 2021, there were 6,403,548 shares of common stock reserved for issuance pursuant to the 2020 Plan.

2014 Equity Incentive Plan

In December 2014, the Company adopted the 2014 Plan, which provided for the Company to issue restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the Board of Directors and consultants of the Company under terms and provisions established by the Board of Directors. The Company generally granted stock-based awards with service-based vesting conditions only. Options granted typically vest over a four-year period but may be granted with different vesting terms.

The Company allows its employees, non-employees and directors to exercise options granted under the 2014 Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment at the original purchase price. In order to vest, the holders are required to provide continued service to the Company. The proceeds are initially recorded in other noncurrent liabilities and are reclassified to common stock and additional paid-in capital as the repurchase right lapses. As of December 31, 2021 and 2020, there were 30,378 and 130,793 shares, respectively, and $0.1 million and $0.2 million, respectively, recorded in other noncurrent liabilities, related to early exercised shares that were subject to repurchase.

2020 Employee Stock Purchase Plan

In February 2020, the Company adopted the 2020 Employee Stock Purchase Plan (ESPP). Under the ESPP, employees have the ability to purchase shares of the Company’s common stock through payroll deductions at a discount during a series of offering periods of 24 months, each comprised of four six-month purchase periods. The purchase price will be the lower of 85% of the closing trading price per share of the Company’s common stock on the first day of an offering period in which an employee is enrolled or 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each purchase period.

As of December 31, 2021, there have been 105,228 shares of common stock purchased under the ESPP. As of December 31, 2021, a total of 1,089,728 shares of common stock were available for future issuance under the ESPP. As of December 31, 2021, there was $1.9 million of unrecognized compensation cost related to the ESPP.

Stock options

The following summarizes option activity under both the 2020 Plan and the 2014 Plan:

	Number of Options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2020	5,118,979	$7.37	8.25	$165,088
Options granted	1,560,806	38.04
Options exercised	(388,695)	4.06
Options cancelled	(240,152)	22.73
Balance, December 31, 2021	6,050,938	$14.88	7.74	$83,953
Options vested and expected to vest as of December 31, 2021	6,050,938	$14.88	7.74	$83,953
Options vested and exercisable as of December 31, 2021	3,064,268	$7.98	7.10	$56,750

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock by the Board of Directors. The intrinsic value of the options exercised for the years December 31, 2021, 2020 and 2019 was $13.1 million, $21.7 million and $0.4 million, respectively.

During the years ended December 31, 2021, 2020 and 2019, the weighted-average grant-date fair value of options granted was $25.13, $15.59 and $4.43 per share, respectively. As of December 31, 2021, there was $41.4 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.3 years.

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected term (years)	6	6	5-6
Expected volatility	70-75%	74-80%	76-82%
Risk-free interest rate	0.5%-1.3%	0.2%-1.5%	1.6%-2.5%
Dividend yield	0%	0%	0%

Consultant stock option awards were measured at fair value at each reporting period using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected term (years)	6	6-10	6-10
Expected volatility	70-75%	74-80%	79-83%
Risk-free interest rate	0.9%-1.3%	1.2%-1.5%	1.6%-2.6%
Dividend yield	0%	0%	0%

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

Expected volatility—Given the Company does not have sufficient trading history for its common stock, the expected volatility was estimated based on the average volatility of the Company and comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty.

Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected dividend—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

Restricted stock units

Restricted stock units (RSUs) have been granted to employees and directors. The fair value of an RSU award is based on the Company’s stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of the Company’s common stock. The Company has granted RSUs pursuant to the 2020 plan.

Activity under the 2020 Plan with respect to the Company’s RSUs during the year ended December 31, 2021 was as follows:

	Number of Shares	Weighted- average grant date fair value per share	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2020	85,639	$35.13	1.73	$3,390
Restricted stock units granted	444,547	38.07
Restricted stock units vested	(78,010)	39.56
Restricted stock units forfeited	(28,555)	38.62
Balance, December 31, 2021	423,621	$37.16	3.16	$10,663
Expected to vest as of December 31, 2021	423,621	$37.16	3.16	$10,663

The number of RSUs vested includes shares of common stock that the Company withheld to satisfy the minimum statutory tax withholding requirements. As of December 31, 2021, there was $14.7 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 3.2 years.

The total fair value of RSUs vested for the years ended December 31, 2021, 2020 and 2019 was $3.1 million, $0.1 million and zero, respectively.

Stock-based compensation expense

Total stock-based compensation expense related to stock options, RSUs and the 2020 ESPP by function was as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Research and development	$11,847	$4,848	$1,789
General and administrative	8,877	4,038	1,372
Total	$20,724	$8,886	$3,161

Stock-based compensation related to options and RSUs granted to consultants was $0.7 million, $0.8 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

12.
Income taxes

The Company recorded an income tax benefit of zero and $0.4 million for the years ended December 31, 2021 and 2020, respectively, which reflects a change in the valuation allowance relating to the acquisition of Warp Drive Bio in 2018. The Company has incurred net pre-tax losses in the United States only for all periods presented. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

The benefit from income taxes differs from the amount expected by applying the federal statutory rate to the loss before taxes as follows:

	Year Ended December 31,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
State income tax rate, net of federal benefit	8.9	9.7
Research tax credits	2.2	3.3
Change in valuation allowance	(31.4)	(34.3)
Non-deductible permanent expenses	(0.5)	0.9
Other	(0.2)	(0.3)
Benefit from income taxes	0.0%	0.3%

Deferred income tax reflects the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The categories that give rise to significant components of the deferred tax assets are as follows (in thousands):

	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$123,991	$74,137
Accruals and reserves	9,164	8,505
Research and development credits	14,449	10,346
Lease liability	19,979	9,845
Stock-based compensation	3,829	1,241
Other	33	38
Gross deferred tax assets	171,445	104,112
Less: valuation allowance	(143,474)	(84,680)
Total deferred tax assets	27,971	19,432
Deferred tax liabilities:
Fixed assets and finite-lived intangible assets	(10,073)	(10,397)
Indefinite-lived intangible assets	(7,444)	(7,444)
Lease asset	—	(766)
Right-of-use asset	(17,898)	(8,269)
Gross deferred tax liabilities	(35,415)	(26,876)
Net deferred tax liability	$(7,444)	$(7,444)

The realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Due to the lack of earnings history, the net deferred tax assets have been offset by a valuation allowance. The valuation allowance increased by $58.8 million and $37.3 million during the years ended December 31, 2021 and 2020, respectively. The Company had net operating loss carryforwards for federal, California, Massachusetts, and New Jersey income tax purposes of $432.1 million, $52.4 million, $69.3 million and $317.8 million, respectively, as of December 31, 2021. The federal, California and Massachusetts net operating loss carryforwards, if not utilized, will expire beginning in 2035, with the exception of $338.4 million in federal net operating loss carryforwards, which can be carried forward indefinitely. New Jersey net operating loss carryforwards, if not utilized, will expire beginning in 2039. Under the Tax Act, federal net operating losses arising after December 31, 2017 do not expire and cannot be carried back. However, the TJCA limits the amount of federal net operating losses that can be used annually to 80% of taxable income for periods beginning after December 31, 2017. Existing federal net operating losses arising in years ending on or before December 31, 2017 are not affected by these provisions.

The Company also had federal and state research and development credit carryforwards of $13.0 million and $7.9 million, respectively, as of December 31, 2021. The federal credits will expire starting in 2034 if not utilized and the state research credits will expire beginning in 2031, with the exception of $7.1 million in California research credits, which can be carried forward indefinitely. Federal, California, Massachusetts and New Jersey tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company, as defined by Internal Revenue Code Section 382 (Section 382). The Company performed a study in which it determined that it had experienced changes in ownership in December 2014, June 2018, and March 2020 as defined by Section 382. No federal or state net operating losses are expected to expire unutilized as a result of the limitation, with the exception of $5.5 million in California net operating losses. In addition, in the future the Company may experience ownership changes, which may limit the utilization of net operating loss carryforwards or other tax attributes.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	December 31,
	2021	2020
	(in thousands)
Beginning balance	$3,593	$2,419
Changes related to tax positions taken in the prior year	(21)	(41)
Changes related to tax positions taken in current year	1,571	1,215
Ending balance	$5,143	$3,593

The Company has unrecognized tax benefits of $4.7 million and $3.3 million as of December 31, 2021 and 2020, which would affect the effective tax rate if recognized; however, recognition would be in the form of a deferred tax attribute which would likely be offset by a valuation allowance. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. The Company has recognized no interest or penalties related to uncertain tax positions for the periods presented.

Income tax returns are filed in the United States, California, Massachusetts and New Jersey. The years 2010 through 2021 remain open to examination by the domestic taxing jurisdictions to which the Company is subject. Net operating losses generated on a tax return basis by the Company for 2010 through 2021 remain open to examination by the domestic taxing jurisdictions.

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

13.
Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year ended December 31,
	2021	2020	2019
	(in thousands, except share and per share data)
Numerator:
Net loss	$(187,091)	$(108,159)	$(47,664)
Redeemable convertible preferred stock dividends- undeclared and cumulative	—	(2,219)	(14,238)
Net loss attributable to common stockholders	$(187,091)	$(110,378)	$(61,902)
Denominator:
Weighted-average shares outstanding	72,866,022	55,109,929	3,231,389
Less: Weighted – average unvested restricted shares and shares subject to repurchase	(59,943)	(235,810)	(458,800)
Weighted-average shares used to compute net loss per share attributable to common stockholders-basic and diluted	72,806,079	54,874,119	2,772,589
Net loss per share attributable to common stockholders – basic and diluted	$(2.57)	$(2.01)	$(22.33)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Year ended December 31,
	2021	2020	2019
Redeemable convertible preferred stock	—	—	39,600,423
Options to purchase common stock	6,050,938	5,118,979	4,918,299
Options early exercised subject to future vesting	30,378	130,793	349,501
Unvested restricted stock units of common stock	423,621	85,639	—
Expected shares to be purchased under ESPP	176,131	91,210	—
Total	6,681,068	5,426,621	44,868,223

14.
Related party relationships

Following the Company’s acquisition of Warp Drive, in January 2019, the Company entered into a sublease agreement with Casma to sublease the Cambridge Lease. The sublease by Casma and related sublease payments by Casma to the Company are fully guaranteed by an affiliate of Third Rock Ventures.

15.
Subsequent events

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and Director and our Senior Vice President, Finance and Principal Accounting Officer, our principal executive officer and principal financial officer, respectively, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2021. Based on the evaluation, our President and Chief Executive Officer and Director and our Senior Vice President, Finance and Principal Accounting Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2021, and is incorporated herein by reference.

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

Item 11. Executive Compensation.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A to be filed within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A to be filed within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A to be filed within 120 days after December 31, 2021, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A to be filed within 120 days after December 31, 2021, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report on Form 10-K:
1.
Financial Statements:

The following financial statements and schedules of the Registrant are contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:

2.
Financial Statement Schedules

No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or notes thereto.

(b)
Exhibits

The exhibits listed in the following “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report.

Exhibit Index

		Incorporated by reference			Filed herewith
Exhibit number	Exhibit description	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	2/18/2020	3.1

3.2	Amended and Restated Bylaws.	8-K	3/8/2021	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	1/17/2020	4.2

4.3	Description of Common Stock.				X

10.1A†	Collaborative Research, Development and Commercialization Agreement, dated as of June 8, 2018, by and between Revolution Medicines, Inc. and Aventis, Inc., as amended.	S-1	1/17/2020	10.1

10.1B†	Letter Agreement and Amendment, dated as of August 5, 2021 by and between Revolution Medicines, Inc. and Genzyme Corporation.	10-Q	8/11/2021	10.2

10.2	Amended and Restated Investors’ Rights Agreement, dated as of June 5, 2019, by and among Revolution Medicines, Inc. and the investors listed therein.	S-1	1/17/2020	10.2

10.3A	Lease between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of January 15, 2015.	S-1	1/17/2020	10.3A

		Incorporated by reference			Filed herewith
Exhibit number	Exhibit description	Form	Date	Number

10.3B	First Amendment to Lease by and between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of September 16, 2016.	S-1	1/17/2020	10.3B

10.3C	Sublease between OncoMed Pharmaceuticals, Inc. and Revolution Medicines, Inc., dated as of January 16, 2019.	S-1	1/17/2020	10.3C

10.3D	Second Amendment to Lease by and between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of April 17, 2020	10-Q	5/14/2020	10.4

10.3E	Third Amendment to Lease by and between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of November 1, 2021.	10-Q	11/10/2021	10.1

10.4(a)#	2014 Equity Incentive Plan, as amended.	S-1	1/17/2020	10.6(a)

10.4(b)#	Form of Amended and Restated Early Exercise Stock Option Grant Notice and Amended and Restated Stock Option Agreement under 2014 Equity Incentive Plan, as amended.	S-1	1/17/2020	10.6(b)

10.5(a)#	2020 Incentive Award Plan.	S-1/A	2/3/2020	10.7(a)

10.5(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1/A	2/3/2020	10.7(b)

10.5(c)#	Form of Restricted Stock Award Agreement under the 2020 Incentive Award Plan.	S-1/A	2/3/2020	10.7(c)

10.5(d)#	Form of Restricted Stock Unit Award Grant Notice under the 2020 Incentive Award Plan.	S-1/A	2/3/2020	10.7(d)

10.6#	2020 Employee Stock Purchase Plan.	S-1/A	2/3/2020	10.8

10.7#	Employment Agreement by and between Revolution Medicines, Inc. and Mark A. Goldsmith, M.D., Ph.D.	S-1	1/17/2020	10.9

10.8#	Employment Agreement by and between Revolution Medicines, Inc. and Steve Kelsey, M.D., FRCP, FRCPath.	S-1	1/17/2020	10.10

10.9#	Employment Agreement by and between Revolution Medicines, Inc. and Margaret Horn, J.D.	S-1	1/17/2020	10.11

10.10#	Non-Employee Director Compensation Program.	10-Q	8/11/2021	10.1

		Incorporated by reference			Filed herewith
Exhibit number	Exhibit description	Form	Date	Number

10.11#	Form of Indemnification Agreement for directors and officers.	S-1/A	2/3/2020	10.13

21.1	Subsidiaries of Registrant	S-1	1/17/2020	21.1

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Form 10-K).				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	The cover page from Revolution Medicines, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL and contained in Exhibit 101.				X

† Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) is the type of information that Revolution Medicines, Inc. treats as private or confidential.

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

Revolution Medicines, Inc.

Date: February 28, 2022	By:	/s/ Mark A. Goldsmith
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

Name	Title	Date

/s/ Mark A. Goldsmith	President, Chief Executive Officer and Director	February 28, 2022
Mark A. Goldsmith, M.D., Ph.D.	(Principal Executive Officer)

/s/ Jack Anders	Senior Vice President, Finance and Principal Accounting Officer	February 28, 2022
Jack Anders	(Principal Financial and Accounting Officer)

/s/ Elizabeth McKee Anderson	Director	February 28, 2022
Elizabeth McKee Anderson

/s/ Flavia Borellini	Director	February 28, 2022
Flavia Borellini, Ph.D.

/s/ Alexis Borisy	Director	February 28, 2022
Alexis Borisy

/s/ Neil Exter	Director	February 28, 2022
Neil Exter

/s/ Vincent A. Miller	Director	February 28, 2022
Vincent A. Miller, M.D

/s/ Eric Schmidt	Director	February 28, 2022
Eric Schmidt Ph.D.

/s/ Thilo Schroeder	Director	February 28, 2022
Thilo Schroeder, Ph.D.

/s/ Barbara Weber	Director	February 28, 2022
Barbara Weber, M.D.