Form 10-Q
period 2022-03-31
Revolution Medicines, Inc.
filed 2022-05-09
CIK 1628171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 4, 2022, the registrant had 74,245,139 shares of common stock, $0.0001 par value per share, outstanding.

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

ii

We have based these forward-looking statements largely on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein until after we distribute this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$97,667	$108,497
Marketable securities	421,087	468,557
Accounts receivable	5,383	5,929
Prepaid expenses and other current assets	10,206	6,790
Total current assets	534,343	589,773
Property and equipment, net	13,056	11,544
Operating lease right-of-use asset	58,570	59,692
Intangible assets, net	59,609	59,876
Goodwill	14,608	14,608
Restricted cash	1,737	1,737
Other noncurrent assets	851	758
Total assets	$682,774	$737,988
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14,174	$14,057
Accrued expenses and other current liabilities	25,520	27,721
Operating lease liability, current	6,331	6,214
Deferred revenue, current	11,433	12,358
Total current liabilities	57,458	60,350
Deferred revenue, noncurrent	5,662	6,573
Deferred tax liability	7,444	7,444
Operating lease liability, noncurrent	59,583	60,419
Other noncurrent liabilities	1,634	634
Total liabilities	131,781	135,420
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively; zero shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively; 74,227,672 and 74,142,619 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	8	8
Additional paid-in capital	1,062,552	1,055,572
Accumulated other comprehensive income	(1,284)	(376)
Accumulated deficit	(510,283)	(452,636)
Total stockholders' equity	550,993	602,568
Total liabilities and stockholders' equity	$682,774	$737,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Collaboration revenue	$7,578	$10,131
Total revenue	7,578	10,131
Operating expenses:
Research and development	56,490	40,858
General and administrative	9,037	6,670
Total operating expenses	65,527	47,528
Loss from operations	(57,949)	(37,397)
Other income (expense), net:
Interest income	302	233
Interest expense	—	(12)
Total other income, net	302	221
Loss before income taxes	(57,647)	(37,176)
Benefit from income taxes	—	—
Net loss	$(57,647)	$(37,176)
Net loss per share attributable to common stockholders - basic and diluted	$(0.78)	$(0.53)
Weighted-average common shares used to compute net loss per share, basic and diluted	74,162,363	70,420,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(57,647)	$(37,176)
Other comprehensive income/(loss)
Unrealized gain (loss) on investments, net	(908)	(53)
Total comprehensive loss	$(58,555)	$(37,229)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/ (Loss)	Deficit	Equity/(Deficit)
Balance at December 31, 2021	74,142,619	$8	$1,055,572	$(376)	$(452,636)	$602,568
Issuance of common stock pursuant to stock option exercises	58,122	—	305	—	—	305
Issuance of common stock related to vesting of restricted stock units	26,931	—	—	—	—	—
Vesting of early exercised stock options	—	—	31	—	—	31
Stock-based compensation expense	—	—	6,644	—	—	6,644
Net unrealized loss on marketable securities	—	—	—	(908)	—	(908)
Net loss	—	—	—	—	(57,647)	(57,647)
Balance at March 31, 2022	74,227,672	$8	$1,062,552	$(1,284)	$(510,283)	$550,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity/(Deficit)
Balance at December 31, 2020	66,599,748	$7	$740,098	$116	$(265,545)	$474,676
Issuance of common stock upon initial public offering, net of offering costs of $18,855	6,666,666	1	281,144	—	—	281,145
Issuance of common stock pursuant to stock option exercises	166,897	—	555	—	—	555
Issuance of common stock related to vesting of restricted stock units	1,798	—	—	—	—	—
Vesting of early exercised stock options	—	—	46	—	—	46
Stock-based compensation expense	—	—	3,387	—	—	3,387
Net unrealized loss on marketable securities	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	(37,176)	(37,176)
Balance at March 31, 2021	73,435,109	$8	$1,025,230	$63	$(302,721)	$722,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(57,647)	$(37,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	19	—
Amortization of intangible assets	267	267
Stock-based compensation expense	6,644	3,387
Depreciation and amortization	901	671
Net amortization of premium on marketable securities	648	534
Amortization of operating lease right-of-use asset	1,122	740
Changes in operating assets and liabilities:
Accounts receivable	546	(1,171)
Prepaid expenses and other current assets	(3,416)	(1,257)
Accounts payable	(492)	(2,131)
Accrued expenses and other current liabilities	(2,114)	1,200
Deferred revenue	(1,836)	(2,493)
Operating lease liability	(719)	(670)
Other noncurrent assets	(114)	—
Other noncurrent liabilities	1,031	853
Net cash used in operating activities	(55,160)	(37,246)
Cash flows from investing activities
Purchases of marketable securities	(111,818)	(114,038)
Maturities of marketable securities	157,732	119,926
Purchases of property and equipment	(1,889)	(3,579)
Net cash provided by investing activities	44,025	2,309
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	281,709
Proceeds from issuance of common stock under equity incentive plans	305	555
Net cash provided by financing activities	305	282,264
Net increase/(decrease) in cash, cash equivalents and restricted cash	(10,830)	247,327
Cash, cash equivalents and restricted cash - beginning of period	110,234	105,352
Cash, cash equivalents and restricted cash - end of period	$99,404	$352,679
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	97,667	351,595
Restricted cash	1,737	1,084
Cash, cash equivalents and restricted cash - end of period	$99,404	$352,679
Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised options and restricted stock	$31	$46
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	1,672	882
Unpaid deferred offering costs	89	564

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

Liquidity

The Company has incurred net operating losses in each year since inception. As of March 31, 2022, the Company had an accumulated deficit of $510.3 million. Management believes that its existing cash, cash equivalents and marketable securities will enable the Company to fund its planned operations for at least 12 months following the issuance date of these condensed consolidated financial statements. The Company has been able to fund its operations through the issuance and sale of common stock and redeemable convertible preferred stock in addition to upfront payments and research and development cost reimbursement received under the Company’s collaboration agreement with Genzyme Corporation, an affiliate of Sanofi. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and payments the Company may receive under the Sanofi collaboration agreement or future collaboration agreements, if any. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

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

In February 2021, the Company issued and sold 6,666,666 shares of its common stock in an underwritten public offering (including the exercise in full by the underwriters of their option to purchase an additional 869,565 shares of the Company’s common stock) at a price of $45.00 per share for net proceeds of $281.1 million, after deducting underwriting discounts and commissions of $18.0 million and expenses of $0.9 million.

In November 2021, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of its common stock, from time to time, with aggregate gross proceeds of up to $250 million, through an at-the-market equity offering program (ATM). In 2021, the Company sold an aggregate of 339,302 shares of common stock under the ATM resulting in gross proceeds of $10.4 million. After deducting commissions and expenses of $0.3 million, net proceeds to the Company were $10.1 million. During the three months ended March 31, 2022, the Company did not issue shares of the Company’s common stock under the ATM.

2.
Summary of significant accounting policies

Basis of presentation

The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and applicable rules of the Securities and Exchange Commission (SEC) regarding interim financial reporting and, in the opinion of management, include all normal and recurring adjustments which are necessary to state fairly the Company's financial position and results of operations for the reported periods. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The condensed consolidated financial statements for the periods ended March 31, 2022 and March 31, 2021 include the accounts of the Company and its wholly owned subsidiary, Warp Drive Bio, Inc. (Warp Drive). All intercompany balances and transactions have been eliminated in consolidation. The functional and reporting currency of the Company and its subsidiary is the U.S. dollar.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical accruals, valuation of in-process research and development and developed technologies, income taxes, useful lives of property and equipment and intangible assets, impairment of goodwill and intangibles, the incremental borrowing rate for determining operating lease assets and liabilities and stock-based compensation. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, financial condition and results of operations is highly uncertain and subject to change. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2022. Actual results could materially differ from the Company’s estimates, and there may be changes to the estimates in future periods.

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

Recently adopted accounting pronouncements

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs (ASU 2020-08). ASU 2020-08 clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early application is not permitted. All entities should apply ASU 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company adopted the standard for the fiscal year beginning on January 1, 2022 and concluded that adoption of the standard did not have a material impact on its consolidated financial statements.

In October 2020, FASB issued ASU 2020-10, Codification Improvements (ASU 2020-10). ASU 2020-10 updates various codification topics by clarifying or improving disclosure requirements to align with the SEC's regulations. The amendments are effective for the Company for fiscal years beginning after December 15, 2021, including interim period within those fiscal years. Early adoption is permitted. Adoption shall be applied retrospectively. The Company adopted the standard for the fiscal year beginning on January 1, 2022 and concluded that adoption of the standard did not have a material impact on its consolidated financial statements.

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

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	March 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds (1)	$17,159	$17,159	$—	$—
Commercial paper (1, 2)	226,974	—	226,974	—
U.S. government and agency securities (1,2)	164,751	—	164,751	—
Corporate bonds (2)	110,563	—	110,563	—
Total	$519,447	$17,159	$502,288	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds (1)	$57,134	$57,134	$—	$—
Commercial paper (1, 2)	291,369	—	291,369	—
U.S. government and agency securities (1, 2)	87,745	—	87,745	—
Corporate bonds (2)	141,698	—	141,698	—
Total	$577,946	$57,134	$520,812	$—
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

4.
Available-for-sale securities

The following tables summarize the estimated value of the Company’s available-for-sale marketable securities and cash equivalents and the gross unrealized gains and losses:

	March 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$170,647	$2	$(191)	$170,458
U.S. government and agency securities	140,890	3	(827)	140,066
Corporate bonds	110,829	15	(281)	110,563
Total marketable securities	422,366	20	(1,299)	421,087
Cash equivalents:
Money market funds	17,159	—	—	17,159
Commercial paper	56,517	1	(3)	56,515
U.S. government and agency securities	24,689	—	(3)	24,686
Total cash equivalents	98,365	1	(6)	98,360
Total available-for-sale investments	$520,731	$21	$(1,305)	$519,447

	December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$239,176	$1	$(63)	$239,114
U.S. government and agency securities	87,926	—	(181)	87,745
Corporate bonds	141,829	—	(131)	141,698
Total marketable securities	468,931	1	(375)	468,557
Cash equivalents:
Money market funds	57,134	—	—	57,134
Commercial paper	52,257	—	(2)	52,255
U.S. government and agency securities	—	—	—	—
Corporate bonds	—	—	—	—
Total cash equivalents	109,391	—	(2)	109,389
Total available-for-sale investments	$578,322	$1	$(377)	$577,946

The amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are summarized below as of March 31, 2022:

	March 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Mature in one year or less	$504,958	$13	$(1,285)	$503,686
Mature after one year through two years	15,773	8	(20)	15,761
Total marketable securities	$520,731	$21	$(1,305)	$519,447

5.
Balance sheet components

Property and equipment, net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Laboratory equipment	$13,049	$12,727
Leasehold improvements	7,245	7,245
Computer equipment and software	2,958	2,186
Furniture and fixtures	89	69
Construction in progress	1,272	129
	24,613	22,356
Less: accumulated depreciation and amortization	(11,557)	(10,812)
Property and equipment, net	$13,056	$11,544

Depreciation and amortization expense for property and equipment amounted to $0.9 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Accrued compensation	$4,250	$9,852
Accrued research and development	19,953	17,018
Accrued professional services	1,037	540
Other	280	311
Total accrued expenses and other current liabilities	$25,520	$27,721

6.
Intangible assets and goodwill

Intangible assets, net

Intangible assets, net consist of the following as of March 31, 2022:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology - tri-complex platform	7,480	(3,671)	3,809	3.6
Total	$63,280	$(3,671)	$59,609

Amortization expense for the three months ended March 31, 2022 and 2021 was $0.3 million and $0.3 million, respectively.

As of March 31, 2022, future amortization expense is as follows:

Amount
(in thousands)
2022 (remaining nine months)	$802
2023	1,069
2024	1,069
2025	869
Total	$3,809

Intangible assets, net consist of the following as of December 31, 2021:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology - tri-complex platform	7,480	(3,404)	4,076	3.9
Total	$63,280	$(3,404)	$59,876

Goodwill

The following summarizes the change in the carrying value of goodwill for the three months ended March 31, 2022:

Amount
(in thousands)
Balance at December 31, 2021	$14,608
Adjustment	—
Balance at March 31, 2022	$14,608

No impairment has been recognized as of March 31, 2022. Goodwill recorded is not deductible for income tax purposes.

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

The Company maintains letters of credit for the benefit of the landlord which is disclosed as restricted cash in the condensed consolidated balance sheets. Restricted cash related to letters of credit due to the landlord was $1.5 million as of March 31, 2022 and December 31, 2021.

Through March 31, 2022, the landlord had provided the Company with $3.4 million in tenant improvement allowances for the 700 Building, and $4.6 million for the 300 Building, which were recognized as lease incentives. The lease incentives are being amortized as an offset to rent expense over the lease term in the consolidated statements of operations.

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

As part of the Warp Drive acquisition in October 2018, the Company assumed an operating lease for approximately 22,000 square feet of office and laboratory space located in Cambridge, Massachusetts (Cambridge Lease), which expires in February 2023, with an option to extend the term through February 2028, subject to certain conditions. In March 2019, the Company fully subleased the Cambridge Lease to Casma Therapeutics, Inc. (Casma), a related party, on financial terms substantially the same as the original lease. The sublease term with Casma is through the remainder of the Cambridge Lease term. The sublease by Casma and related sublease payments by Casma to the Company are fully guaranteed by Third Rock Ventures, LLC, a related party. In conjunction with the Cambridge Lease, the Company issued a letter of credit for $0.2 million, which is included in restricted cash on the consolidated balance sheets as of March 31, 2022 and December 31, 2021.

The balance sheet classification of the Company’s operating lease liabilities was as follows:

	March 31,	December 31,
	2022	2021
	(in thousands)
Operating lease liabilities:
Operating lease liability – current	$6,331	$6,214
Operating lease liability – noncurrent	59,583	60,419
Total operating lease liabilities	65,914	66,633

For the three months ended March 31, 2022 and 2021, operating lease cost was $1.4 million and $0.8 million, respectively, net of sublease income of $0.8 million and $0.6 million, respectively, and tenant improvement allowance credits of $0.1 million and $0.1 million, respectively. The operating cash flows for operating leases was $0.7 million for the three months ended March 31, 2022 and 2021.

As of March 31, 2022, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2022 (remaining nine months)	$5,897
2023	6,961
2024	7,100
2025	7,349
2026	7,606
Thereafter	60,422
Total undiscounted lease payments	$95,335
Less: Imputed interest	(28,193)
Less: Tenant improvement allowance	(1,228)
Total operating lease liabilities	$65,914

The amounts reflected in the table above include the Company’s lease payments for the Cambridge lease, but do not reflect any offset for the sublease payments the Company is entitled to receive from Casma.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted-average discount rate used to determine the operating lease liability was 6.1%. As of March 31, 2022 and December 31, 2021, the weighted-average remaining lease term was 11.4 years and 11.6 years, respectively.

Legal matters

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that losses will be incurred and these losses can be reasonably estimated. As of March 31, 2022 and December 31, 2021, respectively, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

In addition to the ongoing development plan, the Company was also primarily responsible for performing preclinical research on SHP2 inhibitors pursuant to a research plan through 2021. The parties currently do not anticipate additional collaboration preclinical research under the research plan in 2022. Sanofi was responsible to reimburse the Company for all internal and external costs and expenses incurred to perform activities under approved research plans for 2021.

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

The Company determined that the transaction price of the Sanofi Agreement was $190.8 million as of March 31, 2022. In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. The Company determined that the $50.0 million upfront payment and $140.8 million of estimated variable consideration for expense reimbursements from Sanofi for agreed upon research and development services as of March 31, 2022 constituted consideration to be included in the transaction price, which is to be allocated to the combined performance obligation. Development and regulatory milestones under the Sanofi Agreement were considered but not included in the transaction price, as it is probable that a significant revenue reversal could occur if they were included. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

During the three months ended March 31, 2022 and 2021, the Company recognized $7.6 million and $10.1 million of collaboration revenue associated with this agreement, respectively.

As of March 31, 2022 and December 31, 2021, $11.4 million and $12.4 million of deferred revenue is classified as current and $5.7 million and $6.6 million is classified as noncurrent, respectively.

9.
Common stock

As of March 31, 2022 and December 31, 2021, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. As of March 31, 2022, no dividends have been declared to date.

The Company has reserved shares of common stock, on an as-converted basis, for future issuance as follows:

	March 31,	December 31,
	2022	2021
Outstanding options to purchase common stock	7,878,559	6,050,938
Unvested restricted stock units of common stock	1,140,200	423,621
Available for future issuance under the 2020 Incentive Award Plan	7,487,521	6,403,548
Available for issuance under the 2020 Employee Stock Purchase Plan	1,831,214	1,089,728
Total	18,337,494	13,967,835

10.
Stock-based compensation

2020 Incentive Award Plan

In February 2020, the Company adopted the 2020 Equity Incentive Plan (2020 Plan). The 2020 Plan became effective on February 11, 2020. The 2020 Plan provides for a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock or cash-based awards. Under the 2020 Plan, the Company generally grants stock-based awards with service-based vesting conditions only. Options and restricted stock unit awards granted typically vest over a four-year period, but may be granted with different vesting terms.

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

As of March 31, 2022, there were 7,487,521 shares of common stock reserved for issuance pursuant to the 2020 Plan.

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

As of March 31, 2022, 105,228 shares have been purchased under the 2020 ESPP and a total of 1,831,214 shares of common stock were available for future issuance under the ESPP. As of March 31, 2022, there was $1.6 million of unrecognized compensation cost related to the ESPP.

Stock options

The following summarizes option activity under both the 2020 Plan and the 2014 Plan:

	Number of Shares underlying options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2021	6,050,938	$14.88	7.74	$83,953
Options granted	1,953,390	18.97
Options exercised	(58,122)	5.78
Options cancelled	(67,647)	29.48
Balance, March 31, 2022	7,878,559	$15.84	8.09	$96,820
Options vested and expected to vest as of March 31, 2022	7,878,559	$15.84	8.09	$96,820
Options vested and exercisable as of March 31, 2022	3,377,922	$8.72	6.91	$62,066

As of March 31, 2022, there was $58.7 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.9 years.

Restricted stock units

Activity under the 2020 Plan with respect to the Company’s restricted stock units (RSUs) during the three months ended March 31, 2022 was as follows:

	Number of Shares	Weighted- average grant date fair value per share

Balance, December 31, 2021	423,621	$37.16
Restricted stock units granted	765,691	18.89
Restricted stock units vested	(26,931)	40.92
Restricted stock units forfeited	(22,181)	28.49
Balance, March 31, 2022	1,140,200	$24.97
Expected to vest as of March 31, 2022	1,140,200	$24.97

The number of RSUs vested includes shares of common stock that the Company withheld to satisfy the minimum statutory tax withholding requirements. As of March 31, 2022, there was $26.9 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 3.6 years.

Stock-based compensation expense

Total stock-based compensation expense related to stock options, RSUs and the 2020 ESPP by function was as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Research and development	$3,855	$1,877
General and administrative	2,789	1,510
Total	$6,644	$3,387

Stock-based compensation related to options granted to non-employees was $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

11.
Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except share and per share data)
Numerator:
Net loss	$(57,647)	$(37,176)
Denominator:
Weighted-average shares outstanding	74,183,111	70,534,554
Less: Weighted-average unvested restricted shares and shares subject to repurchase	(20,748)	(114,478)
Weighted-average shares used to compute net loss per share attributable to common stockholders-basic and diluted	74,162,363	70,420,076
Net loss per share attributable to common stockholders-basic and diluted	$(0.78)	$(0.53)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of March 31,
	2022	2021
Options to purchase common stock	7,878,559	5,892,121
Options early exercised subject to future vesting	20,657	95,936
Unvested restricted stock units of common stock	1,140,200	352,332
Expected shares to be purchased under ESPP	176,131	94,043
Total	9,215,547	6,434,432

12.
Related party relationships

Following the Company’s acquisition of Warp Drive, in January 2019, the Company entered into a sublease agreement with Casma to sublease the Cambridge Lease. The sublease by Casma and related sublease payments by Casma to the Company are fully guaranteed by an affiliate of Third Rock Ventures.

13.
Subsequent events

None.

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

We currently have four development-stage RAS(ON) Inhibitors:

RMC-6236

RMC-6236, our RASMULTI(ON) inhibitor, is designed as a first-in-class, potent, oral, RAS-selective tri-complex inhibitor of multiple RAS(ON) variants including cancer drivers at all three of the major mutation hotspot positions, G12, G13, and Q61. RMC-6236 inhibits all three major RAS isoforms, suppressing the mutant cancer driver and cooperating wild-type RAS proteins. We have submitted an Investigational New Drug Application (IND) for RMC-6236 and currently expect to announce dosing of the first patient in a monotherapy dose-escalation study of RMC-6236 in mid-2022. We currently expect to provide evidence of first-in-class single agent activity for this compound in 2023.

RMC-6291

RMC-6291 is designed as a first-in-class, potent, oral and selective tri-complex inhibitor of KRASG12C(ON). It is designed to exhibit subnanomolar potency for suppressing RAS pathway signaling and growth of KRASG12C-bearing cancer cells and is engineered to be highly selective for KRASG12Cover wild type RAS and other cellular targets. RMC-6291 is designed to be differentiated from first-generation KRASG12C(OFF) inhibitors, which sequester the KRASG12C(OFF) form, by its mechanism of directly inhibiting the KRASG12C(ON) form. We currently plan to submit an IND for RMC-6291 in the first half of 2022 and expect to announce dosing of the first patient in a monotherapy dose-escalation study of this compound in the second half of 2022. We currently expect to provide preliminary evidence of superior activity for this compound in 2023.

RMC-9805

RMC-9805 is designed as a first-in-class, potent, oral and selective tri-complex inhibitor of KRASG12D(ON). It is designed to exhibit low nanomolar potency for suppressing RAS pathway signaling and growth of KRASG12D-bearing cancer cells and is engineered to covalently inactivate KRASG12D for irreversible inhibition. We currently plan to announce dosing of the first patient in a monotherapy dose-escalation study of this compound in mid-2023.

RMC-8839

RMC-8839 is designed as a first-in-class, potent, oral and selective tri-complex inhibitor of KRASG13C(ON). It is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of KRASG13C-bearing cancer cells and is engineered to covalently inactivate KRASG13C for irreversible inhibition. We currently plan to announce dosing of the first patient in a monotherapy dose-escalation study of this compound in late 2023 or early 2024.

In addition to the compounds currently in development, we are pursuing pipeline expansion programs focused on KRASG12R, KRASG12V, KRASG13D, KRASQ61X and other targets.

RAS Companion Inhibitors

RMC-4630

Our RAS Companion Inhibitor RMC-4630 is designed as a potent and selective inhibitor of SHP2, a central node in the RAS signaling pathway. In collaboration with Sanofi, we are evaluating RMC-4630 in a Phase 1/2 clinical program.

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

As a complement to the CodeBreaK 101c study, we are sponsoring RMC-4630-03, which is an additional active global Phase 2 study of RMC-4630 in combination with sotorasib for patients with non-small cell lung cancer (NSCLC) carrying a KRASG12C mutation who have failed prior standard therapy and who have not previously been treated with a RAS inhibitor. We are sponsoring the RMC-4630-03 study under our global partnership with Sanofi and conducting the trial in collaboration with Amgen, which is supplying sotorasib globally under a clinical collaboration and supply agreement. We expect to complete enrollment in RMC-4630-03 in the second half of 2022, to provide preliminary evidence of the clinical benefit of RMC-4630 as a RAS Companion Inhibitor from the RMC-4630-03 study in the second half of 2022 and to provide additional evidence of the clinical benefit of this compound from this study in 2023.

Sanofi plans to sponsor a combination study under our 2018 collaborative research, development and commercialization agreement with Aventis, Inc. (an affiliate of Sanofi) (the Sanofi Agreement) and under a clinical trial collaboration and supply agreement between Sanofi and Mirati to evaluate RMC-4630 (also known as SAR442720) in combination with Mirati’s KRASG12C(OFF) inhibitor, adagrasib.

There are also several active clinical studies of RMC-4630 that do not involve combinations with RAS inhibitors:

•
RMC-4630-01, a Phase 1 study of RMC-4630 as monotherapy;
•
a Sanofi-sponsored Phase 1/2 study of RMC-4630 in combination with the PD-1 inhibitor pembrolizumab (Keytruda®); and
•
a combination of RMC-4630 with an ERK inhibitor in patients with pancreatic cancer as part of an investigator sponsored ongoing study by Netherlands Cancer Institute.

RMC-5552

Our RAS Companion Inhibitor RMC-5552 is designed as a selective inhibitor of hyperactivated mTORC1 signaling in tumors. We are evaluating RMC-5552 first as a monotherapy in a Phase 1 study (RMC-5552-01), and plan to evaluate RMC-5552 in combination with RAS inhibitors for patients with cancers harboring a RAS mutation and co-occurring mutations in the mTOR signaling pathway.

In January 2022, we reported initial findings from the ongoing dose escalation portion of the RMC-5552-01 study and currently expect to provide additional evidence of single agent activity for this compound in 2023.

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

In addition to the ongoing development plan, we were primarily responsible for performing preclinical research on SHP2 inhibitors, pursuant to a research plan through 2021. The parties currently do not anticipate additional collaboration preclinical research under the research plan in 2022. Sanofi was responsible to reimburse us for all internal and external costs and expenses incurred under the research plan in 2021.

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

Through March 31, 2022, we have received an aggregate of $161.1 million from Sanofi, including the upfront payment and research and development expense reimbursements.

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

For further information on our revenue recognition policies, see “Note 2. Summary of significant accounting policies” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of our 2021 Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022 (our 2021 Form 10-K).

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

Results of operations

Comparison of the three months ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021	Increase/ (decrease)
	(in thousands)
Revenue:
Collaboration revenue	$7,578	$10,131	$(2,553)
Total revenue	7,578	10,131	(2,553)
Operating expenses:
Research and development	56,490	40,858	15,632
General and administrative	9,037	6,670	2,367
Total operating expenses	65,527	47,528	17,999
Loss from operations	(57,949)	(37,397)	(20,552)
Other income (expense), net:
Interest income	302	233	69
Interest expense	—	(12)	12
Total other income, net	302	221	81
Net loss	$(57,647)	$(37,176)	$(20,471)

Collaboration revenue

Collaboration revenue decreased by $2.6 million, or 25%, during the three months ended March 31, 2022 compared to the same period in 2021 due to lower SHP2 development cost reimbursements from Sanofi.

Research and development expenses

Research and development expenses increased by $15.6 million, or 38%, during the three months ended March 31, 2022 compared to the same period in 2021. The increase in research and development expenses during the three months ended March 31, 2021 was primarily due to a $8.5 million increase in third party costs for our preclinical research portfolio, primarily driven by higher chemistry contract research organization, material sourcing and manufacturing costs; a $3.8 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $3.0 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount and a $2.0 million increase in stock-based compensation.

General and administrative expenses

General and administrative expenses increased by $2.4 million, or 35%, during the three months ended March 31, 2022 compared to the same period in 2021. The increase in general and administrative expenses during the three months ended March 31, 2022 was primarily due to an increase of $1.3 million in stock-based compensation expense, an increase of $0.6 million in salaries and other employee-related expenses due to increased headcount and an increase of $0.2 million in legal and accounting fees.

Interest income

Interest income increased by $0.1 million during the three months ended March 31, 2022, compared to the same period in 2021 due to higher interest rates.

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

In November 2021, we entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $250 million, through an at-the-market equity offering program (ATM) under which Cowen agreed to act as our sales agent. In 2021, we sold an aggregate of 339,302 shares of common stock under the ATM resulting in gross proceeds to us of $10.4 million. After deducting commissions and expenses of $0.3 million, net proceeds to us were $10.1 million.

Our operations have been financed primarily by our public offerings of common stock, net proceeds of $230.6 million from the issuance of our preferred stock and $161.1 million received under the Sanofi Agreement for upfront payments and for research and development cost reimbursement.

As of March 31, 2022, we had $518.8 million in cash, cash equivalents and marketable securities.

As of March 31, 2022, we had an accumulated deficit of $510.3 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our product candidates and our pre-clinical research portfolio, and to a lesser extent, general and administrative expenditures. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue to advance our product candidates and pre-clinical research portfolio.

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
•
the success of our collaboration with Sanofi, including the continued reimbursement by Sanofi of our research and development costs for our SHP2 program in accordance with the Sanofi Agreement;
•
whether we achieve certain clinical and regulatory milestones under the Sanofi Agreement, each of which would trigger additional payments to us;
•
the cost of commercialization activities for RMC-4630, to the extent not borne by Sanofi, and any other future product candidates we develop, whether alone or in collaboration, including marketing, sales and distribution costs if any product candidate we develop is approved for sale;
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

We expect to need to obtain substantial additional funding in the future for our research and development activities and continuing operations. Sanofi reimburses us for all of our research and development expenses associated with our SHP2 program, except for 50% of the RMC 4630-03 study and any future RevMed study. However, Sanofi has the right to terminate the Sanofi Agreement for any reason, upon prior notice to us within certain specified time periods and upon any such termination by Sanofi with respect to any product or country, all licenses to Sanofi with respect to such product or country shall automatically terminate and all rights generally revert back to us. If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings and collaborations or licensing arrangements. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and if the debt is convertible into our common stock, the ownership interest of our stockholders may be diluted. If we are unable to raise capital, we may need to delay, reduce or terminate planned activities to reduce costs. Doing so will likely harm our ability to execute our business plans.

Cash flows

The following table summarizes our consolidated cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in) provided by:
Operating activities	$(55,160)	$(37,246)
Investing activities	44,025	2,309
Financing activities	305	282,264
Net change in cash and cash equivalents	$(10,830)	$247,327

Cash used in operating activities

During the three months ended March 31, 2022, cash used in operating activities of $55.2 million was attributable to a net loss of $57.6 million and a net change of $7.1 million in our operating assets and liabilities offset by $9.6 million in non-cash charges. The non-cash charges primarily consisted of stock-based compensation expense of $6.6 million, depreciation and amortization of $0.9 million, amortization of operating lease right-of-use asset of $1.1 million and net amortization of premium on marketable securities of $0.6 million. The change in operating assets and liabilities was primarily due to a decrease in accrued expenses and other current liabilities of $2.1 million, a $1.8 million decrease in deferred revenue associated with the Sanofi Agreement, and $3.4 million decrease in prepaid expenses and other current assets primarily resulting from the timing of prepayments made for research and development activities and insurance.

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

Cash used in investing activities

During the three months ended March 31, 2022, cash provided by investing activities of $44.0 million, was primarily comprised of maturities of marketable securities of $157.7 million partially offset by purchases of marketable securities of $111.8 million.

During the three months ended March 31, 2021, cash provided by investing activities of $2.3 million, was primarily comprised of maturities of marketable securities of $120.0 million partially offset by purchases of marketable securities of $114.0 million and purchases of property and equipment of $3.6 million.

Cash provided by financing activities

During the three months ended March 31, 2022, cash provided by financing activities of $0.3 million was comprised of proceeds from the issuance of common stock upon the exercise of stock options.

During the three months ended March 31, 2021, cash provided by financing activities of $282.3 million was comprised of $281.7 million in net proceeds from the issuance of common stock related to our public offering in February 2021 and $0.6 million in proceeds from the issuance of common stock upon the exercise of stock options.

Contractual obligations and commitments

We have contractual obligations related to office and laboratory space leases in Redwood City, California and Cambridge, Massachusetts, described in “Note 7. Commitments and contingencies” in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

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

For a discussion of our critical accounting estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K. There have been no material changes to these critical accounting estimates since our 2021 Form 10-K.

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

We held cash, cash equivalents and marketable securities of $518.8 million and $577.1 million as of March 31, 2022 and December 31, 2021, respectively, which consisted of bank deposits, money market funds, U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate one percent change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President, Chief Executive Officer and Director and our Senior Vice President, Finance and Principal Accounting Officer, our principal executive officer and principal financial officer, respectively, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2022. Based on the evaluation, our President, Chief Executive Officer and Director and our Senior Vice President, Finance and Principal Accounting Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were, in design and operation, effective to the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant net losses. Our net losses were $187.1 million, $108.2 million and $47.7 million, for the years ended December 31, 2021, 2020 and 2019, respectively. As of March 31, 2022, we had an accumulated deficit of $510.3 million. We have funded our operations to date primarily with proceeds from the sale of common stock and preferred stock and upfront payments and research and development cost reimbursement received under our collaboration agreement with Genzyme Corporation, an affiliate of Sanofi (the Sanofi Agreement). To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $518.8 million . In February 2020, we raised $250.7 million upon the completion of our initial public offering (IPO), net of underwriting discounts and commissions and offering expenses. In July 2020, we raised $167.8 million upon the completion of a follow-on public offering, net of underwriting discounts and commissions and offering expenses. In February 2021, we raised $281.1 million upon the completion of a follow-on public offering, net of underwriting discounts and commissions and offering expenses. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we are able to gain marketing approval for product candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize our product candidates to the extent that their launch and commercialization are not the responsibility of Sanofi or another collaborator that we may contract with in the future. In addition, other unanticipated costs may arise. Because the design and outcome of our current, planned and potential future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

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
•
the success of our collaboration with Sanofi, including the continued reimbursement by Sanofi of our research and development costs for our SHP2 program in accordance with the Sanofi Agreement;
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

From time to time, we may disclose interim data from our clinical trials. For example, we have reported interim Phase 1 clinical data for RMC-5552 as a single agent and interim Phase 1 clinical data for RMC-4630 as a single agent. In each case, this interim data included a limited number of patients and time of exposure to the study drug. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more data on existing patients become available. Our clinical trial program is ongoing, and the final results may be materially different from those reflected in any interim data we report.

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

In addition, the ongoing armed conflict between Russia and Ukraine or related actions may affect European clinical sites for our clinical studies. See “Risk Factors - The ongoing armed conflict between Russia and Ukraine and related actions could adversely affect our business, financial condition, and results of operations” for a further description of risks related to this conflict.

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

Furthermore, certain of our product candidates are currently being, and may in the future be, co-administered with approved or experimental therapies, such as the combinations of RMC-4630 with Amgen’s KRASG12C(OFF) inhibitor sotorasib, Merck’s PD-1 inhibitor pembrolizumab, Mirati’s KRASG12C(OFF) inhibitor adagrasib or Lilly’s investigational ERK inhibitor LY3214996. These combinations may have additional side effects, including those that could lead us to discontinue the studies. The uncertainty resulting from the use of our product candidates in combination with other therapies may make it difficult to accurately predict side effects in future clinical trials.

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

The commercial success of our products will depend in part on public acceptance of the use of targeted cancer therapies. While a number of targeted cancer therapies have received regulatory approval and are being commercialized, our approach to targeting cancer cells carrying tumor causing mutations, including oncogenic RAS(ON) pathway mutations, is novel and unproven. Adverse events in clinical trials of our product candidates, or post-marketing activities, or in clinical trials of others developing similar products or that are related to approved targeted therapies, particularly those targeting oncogenic RAS pathway mutations, including sotorasib and adagrasib and the resulting publicity, as well as any other adverse events in the field of oncology that may occur in the future, could result in a decrease in demand for any product that we may develop. If public perception is influenced by claims that the use of cancer therapies is unsafe, whether related to our therapies or those of our competitors, our products may not be accepted by the general public or the medical community.

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

We or our collaborators may also evaluate our current or future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States or with approved cancer therapies at an unapproved dose and/or schedule, and/or with approved cancer therapies in unapproved indications. For example, we have agreed to provide RMC-4630 to Sanofi to support their evaluation of RMC-4630 in combination with adagrasib and to the Netherlands Cancer Institute to support their evaluation of RMC-4630 in combination with Lilly’s ERK inhibitor LY3214996. We will not be able to market and sell any product candidate we develop in combination with any such cancer therapies, outside existing approved labels that do not ultimately obtain marketing approval.

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

There are several programs in development targeting SHP2, including those clinical programs run by Novartis AG, Jacobio Pharmaceuticals Co. Ltd. (licensed to AbbVie Inc.), Relay Therapeutics Inc. (licensed to Roche), Erasca, Inc., Navire Pharma, Inc., InnoCare Pharma Ltd., and Genhouse Bio Co. Ltd. There are several KRASG12C programs, including clinical programs directed at KRASG12C (OFF) being conducted by Amgen Inc., Mirati Therapeutics, Inc., Roche, Jacobio Pharmaceuticals Co. Ltd., Betta Pharmaceuticals Co., Ltd., Novartis AG, InventisBio, Eli Lilly, InnoCare Pharma Ltd., Innovent Biologics, Inc. and Genhouse Bio Co. Ltd. There are also several programs directed at KRASG12D, including those being conducted by Mirati Therapeutics, Inc., Erasca, Inc., and Turning Point Therapeutics, Inc. Other clinical programs directed at mutant RAS are being conducted, including those by Merck & Co./Moderna Therapeutics, Boehringer Ingelheim, Chugai Pharmaceutical Co. and Gilead Sciences, Inc. Smaller and other early-stage companies, such as Frontier Medicines, may also prove to be significant competitors. In addition, academic research departments and public and private research institutions may be conducting research on compounds that could prove to be competitive.

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

We have limited technical, managerial and financial resources to determine which of our RAS(ON) Inhibitors should be advanced into further preclinical development, initial clinical trials, later-stage clinical development and potential commercialization. From our RAS(ON) Inhibitors that completed our lead optimization phase of preclinical development, we selected RMC-6236, our inhibitor of multiple RAS variants, which we refer to as RASMULTI(ON), RMC-6291, our inhibitor targeting KRASG12C(ON), RMC-9805, our inhibitor targeting KRASG12D(ON) and RMC-8839, our inhibitor targeting KRASG13C(ON) for IND-enabling preclinical development. In selecting these or other development candidates, we may make incorrect determinations. Our decisions to allocate our research and development, management and financial resources toward particular development candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate development programs may also be incorrect and could cause us to miss valuable opportunities.

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

As one of the key elements of our product development strategy, we seek to identify cancer patient populations that may derive meaningful benefit from our current or future product candidates. Because predictive biomarkers may be used to identify the right patients for our programs and our current or future product candidates, we believe that our success may depend, in part, on our ability to use existing diagnostic tests from third parties or develop novel complementary diagnostics and/or novel companion diagnostics in collaboration with partners.

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

The ongoing armed conflict between Russia and Ukraine and resulting actions could adversely affect our business, financial condition, and results of operations.

In February 2022, Russian military forces launched a military action in Ukraine, and sustained conflict and disruption in the region is likely. The length, impact, scope and outcome of this ongoing military conflict is highly unpredictable and could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, trade disputes or trade barriers, changes in consumer or purchaser preferences, as well as an increase in cyberattacks and espionage.

Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to substantial expansion of sanction programs imposed by the United States, the European Union, the United Kingdom, Canada, Switzerland, Japan, and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including, among others:

•
blocking sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication payment system) and certain Russian businesses, some of which have significant financial and trade ties to the European Union;
•
blocking sanctions against Russian and Belarusian individuals, including the Russian President, other politicians, and those with government connections or involved in Russian military activities; and
•
blocking of Russia’s foreign currency reserves as well as expansion of sectoral sanctions and export and trade restrictions, limitations on investments and access to capital markets, and bans on various Russian imports.

In retaliation against new international sanctions and as part of measures to stabilize and support the volatile Russian financial and currency markets, the Russian authorities also imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products, and imposed other economic and financial restrictions. The situation is rapidly evolving, and additional sanctions by Russia on the one hand, and by the other countries on the other hand, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition, and results of operations. In addition, it is possible that the conflict could expand beyond its current scope and involve additional countries and regions.

We are actively monitoring the situation in Ukraine and Russia and assessing its impact on our business, including our current and planned clinical operations, and our business partners and customers. Although we have not experienced material interruptions in our infrastructure, supplies, technology systems, or networks needed to support our operations this conflict may limit our ability to include European sites as clinical trial locations in the future, and we may have to delay, reduce the scope of or suspend one or more of our clinical trials.

We cannot predict the progress or outcome of the military conflict in Ukraine, whether it will expand or its impacts in Ukraine, Russia, Europe, the U.S. or the rest of the world. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any such disruption may also magnify the impact of other risks described in this report.

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

We and certain of our service providers are from time to time, subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our or our critical third parties’ operations, it could result in delays and/or material disruptions of our research and development programs, our operations and ultimately, our financial results. For example, the loss of trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Due to the current political uncertainty involving Russia and Ukraine, there is an increased likelihood that the tensions could result in cyberattacks or cybersecurity incidents that could either directly or indirectly impact our or our critical third parties’ operations. To the extent that any disruption or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability due to delays in the development of our product candidates and/or due to reputational harm, litigation, regulatory investigations and enforcement, fines and penalties, or increased costs of compliance and system remediation.

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

In addition business combinations among large pharmaceutical companies have in the past and may in the future result in a reduced number of potential future collaborators.

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

Although we intend to design the clinical trials for our product candidates, or be involved in the design when other parties sponsor the trials, third parties conduct all or a portion of the clinical trials involving our product candidates. For example, we are participating or may participate in clinical collaborations where a partner is responsible for conduct of the trial, including Amgen's Phase 1b trial evaluating the combination of RMC-4630 and the KRASG12C(OFF) inhibitor sotorasib in Amgen’s CodeBreaK 101c study, Sanofi's Phase 1/2 trial evaluating the combination of RMC-4630 and Merck’s PD-1 inhibitor pembrolizumab and the Phase 1/2 study of RMC-4630 in combination with Mirati Therapeutics’ KRASG12C(OFF) inhibitor, adagrasib. We also are involved or may be involved in investigator sponsored studies that use our product candidates, including the Netherlands Cancer Institute's study of the combination of RMC-4630 with an investigational ERK inhibitor (LY3214996). As a result, many important aspects of our clinical development, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

Filing, prosecuting, maintaining, defending and enforcing patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws and enforcement practices of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. The current conflict between Russia and Ukraine may also make it difficult or impossible to continue to prosecute patent applications or maintain patents in those countries or other affected territories. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may export otherwise infringing products to territories where we have patent protection, but enforcement rights are not as strong as those in the United States. These products may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

As of March 31, 2021, we had 201 full-time employees, including 165 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we operate as a public company, we expect to need additional managerial, research and development, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of March 31, 2022, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 19% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

As of March 31, 2022, 18.3 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, as of March 31, 2022, holders of approximately 9.1 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
			Form	Date		Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	2/18/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	3/8/2021	3.1
10.1#	Non-Employee Director Compensation Program				X
10.2#	Employment Agreement by and between Revolution Medicines, Inc. and Jack Anders.				X
10.3#	Employment Agreement by and between Revolution Medicines, Inc. and Xiaolin Wang Sc.D.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL.				X

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

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Revolution Medicines, Inc.

Date: May 9, 2022	By:	/s/ Mark A. Goldsmith
Mark A. Goldsmith, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Revolution Medicines, Inc.

Date: May 9, 2022	By:	/s/ Jack Anders
Jack Anders
Senior Vice President, Finance and Principal Accounting Officer (Principal Financial and Accounting Officer)