Form 10-Q
period 2022-06-30
Revolution Medicines, Inc.
filed 2022-08-09
CIK 1628171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, the registrant had 87,697,561 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$105,781	$108,497
Marketable securities	355,652	468,557
Accounts receivable	5,624	5,929
Prepaid expenses and other current assets	15,989	6,790
Total current assets	483,046	589,773
Property and equipment, net	15,910	11,544
Operating lease right-of-use asset	57,434	59,692
Intangible assets, net	59,342	59,876
Goodwill	14,608	14,608
Restricted cash	1,737	1,737
Other noncurrent assets	725	758
Total assets	$632,802	$737,988
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14,067	$14,057
Accrued expenses and other current liabilities	33,756	27,721
Operating lease liability, current	6,030	6,214
Deferred revenue, current	9,686	12,358
Total current liabilities	63,539	60,350
Deferred revenue, noncurrent	3,837	6,573
Deferred tax liability	7,444	7,444
Operating lease liability, noncurrent	58,922	60,419
Other noncurrent liabilities	219	634
Total liabilities	133,961	135,420
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; zero shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; 74,462,077 and 74,142,619 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	8	8
Additional paid-in capital	1,072,103	1,055,572
Accumulated other comprehensive income	(1,765)	(376)
Accumulated deficit	(571,505)	(452,636)
Total stockholders' equity	498,841	602,568
Total liabilities and stockholders' equity	$632,802	$737,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Collaboration revenue	$9,116	$8,698	$16,694	$18,829
Total revenue	9,116	8,698	16,694	18,829
Operating expenses:
Research and development	61,001	45,936	117,491	86,794
General and administrative	10,204	7,297	19,242	13,967
Total operating expenses	71,205	53,233	136,733	100,761
Loss from operations	(62,089)	(44,535)	(120,039)	(81,932)
Other income (expense), net:
Interest income	867	236	1,170	469
Interest expense	—	—	—	(12)
Total other income, net	867	236	1,170	457
Loss before income taxes	(61,222)	(44,299)	(118,869)	(81,475)
Benefit from income taxes	—	—	—	—
Net loss	$(61,222)	$(44,299)	$(118,869)	$(81,475)
Net loss per share attributable to common stockholders, basic and diluted	(0.82)	$(0.60)	(1.60)	$(1.13)
Weighted-average common shares used to compute net loss per share, basic and diluted	74,280,590	73,399,714	74,221,803	71,917,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(61,222)	$(44,299)	$(118,869)	$(81,475)
Other comprehensive loss:
Unrealized loss on investments, net	(481)	(54)	(1,389)	(107)
Total comprehensive loss	$(61,703)	$(44,353)	$(120,258)	$(81,582)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/ (Loss)	Deficit	Equity/(Deficit)
Balance at December 31, 2021	74,142,619	$8	$1,055,572	$(376)	$(452,636)	$602,568
Issuance of common stock pursuant to stock option exercises	58,122	—	305	—	—	305
Issuance of common stock related to vesting of restricted stock units	26,931	—	—	—	—	—
Vesting of early exercised stock options	—	—	31	—	—	31
Stock-based compensation expense	—	—	6,644	—	—	6,644
Net unrealized loss on marketable securities	—	—	—	(908)	—	(908)
Net loss	—	—	—	—	(57,647)	(57,647)
Balance at March 31, 2022	74,227,672	$8	$1,062,552	$(1,284)	$(510,283)	$550,993
Issuance of common stock pursuant to stock option exercises	54,215	—	190	—	—	190
Issuance of common stock related to employee stock purchase plan	85,802	—	1,239	—	—	1,239
Issuance of common stock related to vesting of restricted stock units	94,388	—	—	—	—	—
Vesting of early exercised stock options	—	—	24	—	—	24
Stock-based compensation expense	—	—	8,098	—	—	8,098
Net unrealized loss on marketable securities	—	—	—	(481)	—	(481)
Net loss	—	—	—	—	(61,222)	(61,222)
Balance at June 30, 2022	74,462,077	$8	$1,072,103	$(1,765)	$(571,505)	$498,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/ (Loss)	Deficit	Equity/(Deficit)
Balance at December 31, 2020	66,599,748	$7	$740,098	$116	$(265,545)	$474,676
Issuance of common stock upon follow-on offering, net of offering costs of $18,855	6,666,666	1	281,144	—	—	281,145
Issuance of common stock pursuant to stock option exercises	166,897	—	555	—	—	555
Issuance of common stock related to vesting of restricted stock units	1,798	—	—	—	—	—
Vesting of early exercised stock options	—	—	46	—	—	46
Stock-based compensation expense	—	—	3,387	—	—	3,387
Net unrealized loss on marketable securities	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	(37,176)	(37,176)
Balance at March 31, 2021	73,435,109	$8	$1,025,230	$63	$(302,721)	$722,580
Issuance of common stock pursuant to stock option exercises	64,862	—	257	—	—	257
Issuance of common stock related to employee stock purchase plan	46,201	—	1,175	—	—	1,175
Issuance of common stock related to vesting of restricted stock units	30,817	—	—	—	—	—
Vesting of early exercised stock options	—	—	34	—	—	34
Stock-based compensation expense	—	—	5,313	—	—	5,313
Net unrealized loss on marketable securities	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	(44,299)	(44,299)
Balance at June 30, 2021	73,576,989	$8	$1,032,009	$9	$(347,020)	$685,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(118,869)	$(81,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed asset	19	—
Amortization of intangible assets	534	535
Stock-based compensation expense	14,742	8,700
Depreciation and amortization	1,832	1,474
Net amortization of premium on marketable securities	675	1,227
Amortization of operating lease right-of-use asset	2,258	1,510
Changes in operating assets and liabilities:
Accounts receivable	305	(134)
Prepaid expenses and other current assets	(9,199)	(1,134)
Accounts payable	(1,444)	(523)
Accrued expenses and other current liabilities	5,763	3,243
Deferred revenue	(5,408)	(4,634)
Operating lease liability	(1,681)	(172)
Other noncurrent assets	(43)	—
Other noncurrent liabilities	(360)	56
Net cash used in operating activities	(110,876)	(71,327)
Cash flows from investing activities
Purchases of marketable securities	(239,470)	(392,273)
Maturities of marketable securities	350,311	276,691
Purchases of property and equipment	(4,415)	(4,891)
Net cash provided by (used in) investing activities	106,426	(120,473)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	281,145
Proceeds from issuance of common stock under equity incentive plans	495	812
Proceeds from issuance of common stock related to employee stock purchase plan	1,239	1,175
Net cash provided by financing activities	1,734	283,132
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,716)	91,332
Cash, cash equivalents and restricted cash - beginning of period	110,234	105,352
Cash, cash equivalents and restricted cash - end of period	$107,518	$196,684
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	105,781	195,600
Restricted cash	1,737	1,084
Cash, cash equivalents and restricted cash - end of period	$107,518	$196,684
Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised options and restricted stock	$55	$80
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	2,930	238
Unpaid deferred offering costs	17	—

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

Liquidity

The Company has incurred net operating losses in each year since inception. As of June 30, 2022, the Company had an accumulated deficit of $571.5 million. Management believes that its existing cash, cash equivalents and marketable securities will enable the Company to fund its planned operations for at least 12 months following the issuance date of these condensed consolidated financial statements. The Company has been able to fund its operations through the issuance and sale of common stock and redeemable convertible preferred stock in addition to upfront payments and research and development cost reimbursement received under the Company’s collaboration agreement with Genzyme Corporation, an affiliate of Sanofi. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and payments the Company may receive under the Sanofi collaboration agreement or future collaboration agreements, if any. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

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

In November 2021, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of its common stock, from time to time, with aggregate gross proceeds of up to $250 million, through an at-the-market equity offering program (ATM). In 2021, the Company sold an aggregate of 339,302 shares of common stock under the ATM resulting in gross proceeds of $10.4 million. After deducting commissions and expenses of $0.3 million, net proceeds to the Company were $10.1 million. During the three months ended June 30, 2022, the Company did not issue shares of the Company’s common stock under the ATM.

In July 2022, the Company issued and sold 13,225,000 shares of its common stock in an underwritten public offering (including the exercise in full by the underwriters of their option to purchase an additional 1,725,000 shares of the Company’s common stock) at a price to the public of $20.00 per share for net proceeds of $248.0 million, after deducting underwriting discounts and commissions of $15.9 million and estimated expenses of $0.6 million.

2.
Summary of significant accounting policies

Basis of presentation

The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and applicable rules of the Securities and Exchange Commission (SEC) regarding interim financial reporting and, in the opinion of management, include all normal and recurring adjustments which are necessary to state fairly the Company's financial position and results of operations for the reported periods. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The condensed consolidated financial statements for the periods ended June 30, 2022 and June 30, 2021 include the accounts of the Company and its wholly owned subsidiary, Warp Drive Bio, Inc. (Warp Drive). All intercompany balances and transactions have been eliminated in consolidation. The functional and reporting currency of the Company and its subsidiary is the U.S. dollar.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical accruals, valuation of in-process research and development and developed technologies, income taxes, useful lives of property and equipment and intangible assets, impairment of goodwill and intangibles, the incremental borrowing rate for determining operating lease assets and liabilities and stock-based compensation. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, financial condition and results of operations is highly uncertain and subject to change. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three months ended June 30, 2022. Actual results could materially differ from the Company’s estimates, and there may be changes to the estimates in future periods.

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

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	June 30, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds (1)	$58,047	$58,047	$—	$—
Commercial paper (1, 2)	204,230	—	204,230	—
U.S. government and agency securities (2)	142,266	—	142,266	—
Corporate bonds (1, 2)	57,374	—	57,374	—
Total	$461,917	$58,047	$403,870	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds (1)	$57,134	$57,134	$—	$—
Commercial paper (1, 2)	291,369	—	291,369	—
U.S. government and agency securities (1, 2)	87,745	—	87,745	—
Corporate bonds (2)	141,698	—	141,698	—
Total	$577,946	$57,134	$520,812	$—

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

4.
Available-for-sale securities

The following tables summarize the estimated value of the Company’s available-for-sale marketable securities and cash equivalents and the gross unrealized gains and losses:

	June 30, 2022
		Gross	Gross
	Amortized	unrealized	unrealized		Estimated
	cost	gain	loss		fair value
	(in thousands)
Marketable securities:
Commercial paper	$166,932	$—	$(243)		$166,689
U.S. government and agency securities	132,743	—	(1,154)		131,589
Corporate bonds	57,734	—	(360)		57,374
Total marketable securities	357,409	—	(1,757)		355,652
Cash equivalents:
Money market funds	58,047	—	—		58,047
Commercial paper	37,548	2	(9)		37,541
Corporate bonds	10,678	—	(1)		10,677
Total cash equivalents	106,273	2	(10)	—	106,265
Total available-for-sale investments	$463,682	$2	$(1,767)		$461,917

	December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$239,176	$1	$(63)	$239,114
U.S. government and agency securities	87,926	—	(181)	87,745
Corporate bonds	141,829	—	(131)	141,698
Total marketable securities	468,931	1	(375)	468,557
Cash equivalents:
Money market funds	57,134	—	—	57,134
Commercial paper	52,257	—	(2)	52,255
U.S. government and agency securities	—	—	—	—
Corporate bonds	—	—	—	—
Total cash equivalents	109,391	—	(2)	109,389
Total available-for-sale investments	$578,322	$1	$(377)	$577,946

The amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are summarized below as of June 30, 2022:

	June 30, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Mature in one year or less	$451,000	$2	$(1,735)	$449,267
Mature after one year through two years	12,682	—	(32)	12,650
Total marketable securities	$463,682	$2	$(1,767)	$461,917

5.
Balance sheet components

Property and equipment, net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Laboratory equipment	$15,167	$12,727
Leasehold improvements	7,245	7,245
Computer equipment and software	3,315	2,186
Furniture and fixtures	100	69
Construction in progress	2,576	129
	28,403	22,356
Less: accumulated depreciation and amortization	(12,493)	(10,812)
Property and equipment, net	$15,910	$11,544

Depreciation and amortization expense for property and equipment amounted to $0.9 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively, and $1.8 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Accrued compensation	$6,548	$9,852
Accrued research and development	26,045	17,018
Accrued professional services	516	540
Other	647	311
Total accrued expenses and other current liabilities	$33,756	$27,721

6.
Intangible assets and goodwill

Intangible assets, net

Intangible assets, net consist of the following as of June 30, 2022:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology - tri-complex platform	7,480	(3,938)	3,542	3.4
Total	$63,280	$(3,938)	$59,342

Amortization expense for the three months ended June 30, 2022 and 2021 was $0.3 million and $0.3 million, respectively, and for the six months ended June 30, 2022 and 2021 was $0.5 million and $0.5 million, respectively.

As of June 30, 2022, future amortization expense is as follows:

Amount
(in thousands)
2022 (remaining six months)	$535
2023	1,069
2024	1,069
2025	869
Total	$3,542

Intangible assets, net consist of the following as of December 31, 2021:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology - tri-complex platform	7,480	(3,404)	4,076	3.9
Total	$63,280	$(3,404)	$59,876

Goodwill

The following summarizes the change in the carrying value of goodwill for three months ended June 30, 2022:

Amount
(in thousands)
Balance at December 31, 2021	$14,608
Adjustment	—
Balance at June 30, 2022	$14,608

No impairment has been recognized as of June 30, 2022. Goodwill recorded is not deductible for income tax purposes.

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

The Company maintains letters of credit for the benefit of the landlord which is disclosed as restricted cash in the condensed consolidated balance sheets. Restricted cash related to letters of credit due to the landlord was $1.7 million as of June 30, 2022 and December 31, 2021.

Through June 30, 2022, the landlord has provided the Company with $3.4 million in tenant improvement allowances for the 700 Building, and $4.6 million for the 300 Building, which were recognized as lease incentives. The lease incentives are being amortized as an offset to rent expense over the lease term in the consolidated statements of operations.

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

As part of the Warp Drive acquisition in October 2018, the Company assumed an operating lease for approximately 22,000 square feet of office and laboratory space located in Cambridge, Massachusetts (Cambridge Lease), which expires in February 2023, with an option to extend the term through February 2028, subject to certain conditions. In March 2019, the Company fully subleased the Cambridge Lease to Casma Therapeutics, Inc. (Casma), a related party, on financial terms substantially the same as the original lease. The sublease term with Casma is through the remainder of the Cambridge Lease term. The sublease by Casma and related sublease payments by Casma to the Company are fully guaranteed by Third Rock Ventures, LLC, a related party. In conjunction with the Cambridge Lease, the Company issued a letter of credit for $0.2 million, which is included in restricted cash on the consolidated balance sheets as of June 30, 2022 and December 31, 2021.

The balance sheet classification of the Company’s operating lease liabilities was as follows:

	June 30,	December 31,
	2022	2021
	(in thousands)
Operating lease liabilities:
Operating lease liability – current	$6,030	$6,214
Operating lease liability – noncurrent	58,922	60,419
Total operating lease liabilities	64,952	66,633

For the three months ended June 30, 2022 and 2021, operating lease cost was $1.4 million and $0.5 million, respectively, net of sublease income of $0.8 million and $0.5 million, respectively, and tenant improvement allowance credits of $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2022 and 2021, operating lease cost was $2.8 million and $1.3 million, respectively, net of sublease income was $1.6 million and $1.1 million, respectively, and tenant improvement allowance credits were $0.1 million and $0.1 million, respectively. The operating cash flows provided by (used in) operating leases were $(1.0) million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively. The operating cash flows used in operating leases were $1.7 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. Short-term lease costs were immaterial for the three and six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2022 (remaining six months)	$3,937
2023	6,961
2024	7,100
2025	7,349
2026	7,606
Thereafter	60,422
Total undiscounted lease payments	$93,375
Less: Imputed interest	(27,195)
Less: Tenant improvement allowance	(1,228)
Total operating lease liabilities	$64,952

The amounts reflected in the table above include the Company’s lease payments for the Cambridge lease, but do not reflect any offset for the sublease payments the Company is entitled to receive from Casma.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted-average discount rate used to determine the operating lease liability was 6.1%. As of June 30, 2022 and December 31, 2021, the weighted-average remaining lease term was 11.2 years and 11.6 years, respectively.

Legal matters

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that losses will be incurred and these losses can be reasonably estimated. As of June 30, 2022 and December 31, 2021, respectively, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The Company determined that the transaction price of the Sanofi Agreement was $190.8 million as of June 30, 2022. In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. The Company determined that the $50.0 million upfront payment and $140.8 million of estimated variable consideration for expense reimbursements from Sanofi for agreed upon research and development services as of June 30, 2022 constituted consideration to be included in the transaction price, which is to be allocated to the combined performance obligation. Development and regulatory milestones under the Sanofi Agreement were considered but not included in the transaction price, as it is probable that a significant revenue reversal could occur if they were included. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

During the three months ended June 30, 2022 and 2021, the Company recognized $9.1 million and $8.7 million of collaboration revenue associated with this agreement, respectively, and $16.7 million and $18.8 million for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022 and December 31, 2021, $9.7 million and $12.4 million of deferred revenue is classified as current and $3.8 million and $6.6 million is classified as noncurrent, respectively.

9.
Common stock

As of June 30, 2022 and December 31, 2021, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. As of June 30, 2022, no dividends have been declared to date.

The Company has reserved shares of common stock, on an as-converted basis, for future issuance as follows:

	June 30,	December 31,
	2022	2021
Outstanding options to purchase common stock	8,030,257	6,050,938
Unvested restricted stock units of common stock	1,145,919	423,621
Available for future issuance under the 2020 Incentive Award Plan	7,184,006	6,403,548
Available for issuance under the 2020 Employee Stock Purchase Plan	1,745,412	1,089,728
Total	18,105,594	13,967,835

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

As of June 30, 2022, there were 7,184,006 shares of common stock reserved for issuance pursuant to the 2020 Plan.

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

As of June 30, 2022, 191,030 shares have been purchased under the 2020 ESPP and a total of 1,745,412 of common stock were available for future issuance under the ESPP. As of June 30, 2022, there was $3.3 million of unrecognized compensation cost related to the ESPP.

Stock options

The following summarizes option activity under both the 2020 Plan and the 2014 Plan:

	Number of Shares underlying options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2021	6,050,938	$14.88	7.74	$83,953
Options granted	2,242,140	19.03
Options exercised	(112,337)	4.82
Options cancelled	(150,484)	28.69
Balance, June 30, 2022	8,030,257	$15.92	7.91	$60,068
Options vested and expected to vest as of June 30, 2022	8,030,257	$15.92	7.91	$60,068
Options vested and exercisable as of June 30, 2022	3,831,837	$10.11	6.86	$46,318

As of June 30, 2022, there was $60.3 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.75 years.

Restricted stock units

Activity under the 2020 Plan with respect to the Company’s restricted stock units (RSUs) during the three months ended June 30, 2022 was as follows:

	Number of Shares	Weighted- average grant date fair value per share	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2021	423,621	$37.16	3.16	$10,663
Restricted stock units granted	889,414
Restricted stock units vested	(121,319)
Restricted stock units forfeited	(45,797)
Balance, June 30, 2022	1,145,919	$24.19	1.81	22,334
Expected to vest as of June 30, 2022	1,145,919	$24.19	1.81	22,334

The number of RSUs vested includes shares of common stock that the Company withheld to satisfy the minimum statutory tax withholding requirements. As of June 30, 2022, there was $28.4 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 3.40 years.

Stock-based compensation expense

Total stock-based compensation expense related to stock options, RSUs and the 2020 ESPP by function was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Research and development	$4,543	$3,113	$8,398	$4,989
General and administrative	3,555	2,200	6,344	3,711
Total	$8,098	$5,313	$14,742	$8,700

Stock-based compensation related to options granted to non-employees was $0.1 million and $0.1 million for the three months ended June 30, 2022 and 2021 respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively.

11.
Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net loss	$(61,222)	$(44,299)	$(118,869)	$(81,475)
Denominator:
Weighted-average shares outstanding	74,298,307	73,480,020	74,237,943	72,005,252
Less: Weighted-average unvested restricted shares and shares subject to repurchase	(17,717)	(80,306)	(16,140)	(87,744)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	74,280,590	73,399,714	74,221,803	71,917,508
Net loss per share attributable to common stockholders, basic and diluted	$(0.82)	$(0.60)	$(1.60)	$(1.13)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of June 30,
	2022	2021
Options to purchase common stock	8,030,257	6,012,477
Options early exercised subject to future vesting	17,796	71,549
Unvested restricted stock units of common stock	1,145,919	383,768
Expected shares to be purchased under ESPP	335,228	146,961
Total	9,529,200	6,614,755

12.
Related party relationships

Following the Company’s acquisition of Warp Drive, in January 2019, the Company entered into a sublease agreement with Casma to sublease the Cambridge Lease. The sublease by Casma and related sublease payments by Casma to the Company are fully guaranteed by an affiliate of Third Rock Ventures.

13.
Subsequent events

In July 2022, the Company issued and sold 13,225,000 shares of its common stock in an underwritten public offering (including the exercise in full by the underwriters of their option to purchase an additional 1,725,000 shares of the Company’s common stock) at a price to the public of $20.00 per share for net proceeds of $248.0 million, after deducting underwriting discounts and commissions of $15.9 million and estimated expenses of $0.6 million.

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

We currently have four development-stage RAS(ON) Inhibitors:

RMC-6236

RMC-6236, our RASMULTI(ON) Inhibitor, is designed as a first-in-class, potent, oral, RAS-selective tri-complex inhibitor of multiple RAS(ON) variants including cancer drivers at all three of the major mutation hotspot positions, G12, G13, and Q61. RMC-6236 inhibits all three major RAS isoforms, suppressing the mutant cancer driver and cooperating wild-type RAS proteins. We have begun dosing patients in a monotherapy dose-escalation study of RMC-6236, and currently expect to provide evidence of first-in-class single agent activity for this compound in 2023.

RMC-6291

RMC-6291 is designed as a first-in-class, potent, oral and selective tri-complex inhibitor of KRASG12C(ON). It is designed to exhibit subnanomolar potency for suppressing RAS pathway signaling and growth of KRASG12C-bearing cancer cells and is engineered to be highly selective for KRASG12Cover wild type RAS and other cellular targets. RMC-6291 is designed to be differentiated from first-generation KRASG12C(OFF) inhibitors, which sequester the KRASG12C(OFF) form, by its mechanism of directly inhibiting the KRASG12C(ON) form. Study site activation under an active IND for RMC-6291 is ongoing, and we expect to announce dosing of the first patient in a monotherapy dose-escalation study of this compound in the second half of 2022. We currently expect to provide preliminary evidence of superior activity for this compound in 2023.

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

RMC-8839

RMC-8839 is designed as a first-in-class, potent, oral and selective tri-complex inhibitor of KRASG13C(ON). It is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of KRASG13C-bearing cancer cells and is engineered to covalently inactivate KRASG13C for irreversible inhibition. We currently intend to concentrate our development resources in 2022 and 2023 on the RAS(ON) Inhibitors RMC-6236, RMC-6291 and RMC-9805 and the RAS Companion Inhibitors RMC-4630 and RMC-5552 and therefore expect to determine the timing for announcement of dosing of the first patient in a monotherapy dose-escalation study of RMC-8839 at a future date.

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

Our highest priority hypothesis regarding RMC-4630 is that it can deliver additional clinical benefit to patients with RAS-addicted tumors treated with a RAS inhibitor. Below is a list of the active clinical studies of RMC-4630 in combination with RAS inhibitors:

•
an Amgen-sponsored Phase 1b study of RMC-4630 in combination with Amgen’s KRASG12C(OFF) inhibitor, sotorasib (LumakrasTM);
•
RMC-4630-03, a Phase 2 study of RMC-4630 in combination with sotorasib that we are sponsoring under a clinical trial collaboration and supply agreement with Amgen under our global partnership with Sanofi; and
•
a Sanofi-sponsored Phase 1/2 study of RMC-4630 in combination with Mirati Therapeutics’ KRASG12C(OFF) inhibitor, adagrasib.

Amgen is currently evaluating RMC-4630 in an active Phase 1b study in combination with Amgen’s KRASG12C(OFF) agent sotorasib in Amgen’s CodeBreaK 101c study and recently published preliminary results from this study in an abstract and made an oral presentation at the 2022 World Conference on Lung Cancer.

As a complement to the CodeBreaK 101c study, we are sponsoring RMC-4630-03, which is an additional active global Phase 2 study of RMC-4630 in combination with sotorasib for patients with non-small cell lung cancer (NSCLC) carrying a KRASG12C mutation who have failed prior standard therapy and who have not previously been treated with a RAS inhibitor. We are sponsoring the RMC-4630-03 study under our global partnership with Sanofi and conducting the trial in collaboration with Amgen, which is supplying sotorasib globally under a clinical collaboration and supply agreement. We currently plan to release topline data from this study in 2023.

Sanofi is sponsoring a combination study under our 2018 collaborative research, development and commercialization agreement with Aventis, Inc. (an affiliate of Sanofi) (the Sanofi Agreement) and under a clinical trial collaboration and supply agreement between Sanofi and Mirati to evaluate RMC-4630 (also known as SAR442720) in combination with Mirati’s KRASG12C(OFF) inhibitor, adagrasib.

There are also several active clinical studies of RMC-4630 that do not involve combinations with RAS inhibitors:

•
RMC-4630-01, a Phase 1 study of RMC-4630 as monotherapy;
•
a Sanofi-sponsored Phase 1/2 study of RMC-4630 in combination with the PD-1 inhibitor pembrolizumab (Keytruda®); and
•
a combination of RMC-4630 with an ERK inhibitor in patients with pancreatic cancer as part of an investigator-sponsored study by Netherlands Cancer Institute.

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

We have agreed to supply RMC-5552 to the Regents of the University of California on behalf of its San Francisco campus (UCSF) for an investigator-initiated Phase 1/1b trial by UCSF of RMC-5552 in patients with recurrent glioblastoma.

RMC-5845

Our RAS Companion Inhibitor RMC-5845 targets SOS1, a protein that plays a key role in converting RAS(OFF) to RAS(ON) in cells. RMC-5845 is intended for select combination therapies for certain genetically-defined tumors. This compound is ready for preparation of an IND based on our preclinical development. We continue evaluating whether to advance RMC-5845 into clinical development in the context of other assets in our portfolio.

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

Through June 30, 2022, we have received an aggregate of $166.4 million from Sanofi, including the upfront payment and research and development expense reimbursements.

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

Interest income

Interest income primarily consists of interest earned on our cash equivalents and marketable securities.

Results of operations

Comparison of the three months ended June 30, 2022 and 2021

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Increase/ (decrease)	2022	2021	Increase/ (decrease)
	(in thousands)			(in thousands)
Revenue:
Collaboration revenue	$9,116	$8,698	$418	$16,694	$18,829	$(2,135)
Total revenue	9,116	8,698	418	16,694	18,829	(2,135)
Operating expenses:
Research and development	61,001	45,936	15,065	117,491	86,794	30,697
General and administrative	10,204	7,297	2,907	19,242	13,967	5,275
Total operating expenses	71,205	53,233	17,972	136,733	100,761	35,972
Loss from operations	(62,089)	(44,535)	(17,554)	(120,039)	(81,932)	(38,107)
Other income (expense), net:
Interest income	867	236	631	1,170	469	701
Interest expense	—	—	—	—	(12)	12
Total other income, net	867	236	631	1,170	457	713
Loss before income taxes	(61,222)	(44,299)	(16,923)	(118,869)	(81,475)	(37,394)
Benefit from income taxes	—	—	—	—	—	—
Net loss	$(61,222)	$(44,299)	$(16,923)	$(118,869)	$(81,475)	$(37,394)

Collaboration revenue

Collaboration revenue increased by $0.4 million, or 5%, during the three months ended June 30, 2022 compared to the same period in 2021. Collaboration revenue decreased by $2.1 million, or 11%, during the six months ended June 30, 2022 compared to the same period in 2021 due to lower SHP2 development costs.

Research and development expenses

Research and development expenses increased by $15.1 million, or 33%, during the three months ended June 30, 2022 compared to the same period in 2021. The increase in research and development expenses during the three months ended June 30, 2022 was primarily due to a $5.3 million increase in third party costs for our preclinical research portfolio, primarily driven by higher chemistry contract research organization, material sourcing and manufacturing costs; a $3.3 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $2.5 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; a $2.0 million increase in RMC-6236 costs, which commenced clinical trials in the second quarter of 2022; and a $1.4 million increase in stock-based compensation.

Research and development expenses increased by $30.7 million, or 35%, during the six months ended June 30, 2022 compared to the same period in 2021. The increase in research and development expenses during the six months ended June 30, 2022 was primarily due to a $13.4 million increase in third party costs for our preclinical research portfolio, primarily driven by higher chemistry contract research organization, material sourcing and manufacturing costs; a $8.0 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $4.5 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount and a $3.4 million increase in stock-based compensation; and a $2.3 million increase in RMC-6236 costs, which commenced clinical trials in the second quarter of 2022.

General and administrative expenses

General and administrative expenses increased by $2.9 million, or 40% during the three months ended June 30, 2022 compared to the same period in 2021. The increase in general and administrative expenses during the three months ended June 30, 2022 was primarily due to an increase of $1.4 million in stock-based compensation expense, an increase of $0.6 million in salaries and other employee-related expenses due to increased headcount and an increase of $0.6 million in legal and accounting fees.

General and administrative expenses increased by $5.3 million, or 38%, during the six months ended June 30, 2022 compared to the same period in 2021. The increase in general and administrative expenses during the six months ended June 30, 2022 was primarily due to an increase of $2.6 million in stock-based compensation expense, an increase of $1.3 million in salaries and other employee-related expenses due to increased headcount and an increase of $1.0 million in legal and accounting fees.

Interest income

Interest income increased by $0.6 million and $0.7 million during the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021 due to higher interest rates.

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

In November 2021, we entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $250 million, through an at-the-market equity offering program (ATM) under which Cowen agreed to act as our sales agent. In 2021, we sold an aggregate of 339,302 shares of common stock under the ATM resulting in gross proceeds to us of $10.4 million. After deducting commissions and expenses of $0.3 million, net proceeds to us were $10.1 million. During the three and six months ended June 30, 2022, we did not issue shares of our common stock under the ATM.

In July 2022, we issued 13,225,000 shares of our common stock in an underwritten public offering at a price to the public of $20.00 per share for net proceeds of $248.0 million, after deducting underwriting discounts and commissions of $15.9 million and estimated offering expenses of $0.6 million.

Our operations have been financed primarily by our public offerings of common stock, net proceeds of $230.6 million from the issuance of our preferred stock and $166.4 million received under the Sanofi Agreement for upfront payments and for research and development cost reimbursement.

As of June 30, 2022, we had $461.4 million in cash, cash equivalents and marketable securities.

As of June 30, 2022, we had an accumulated deficit of $571.5 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our product candidates and our pre-clinical research portfolio, and to a lesser extent, general and administrative expenditures. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue to advance our product candidates and pre-clinical research portfolio.

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

Cash flows

The following table summarizes our consolidated cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in) provided by:
Operating activities	$(110,876)	$(71,327)
Investing activities	106,426	(120,473)
Financing activities	1,734	283,132
Net change in cash and cash equivalents	$(2,716)	$91,332

Cash used in operating activities

During the six months ended June 30, 2022, cash used in operating activities of $110.9 million was attributable to a net loss of $118.9 million and a net change of $12.1 million in our operating assets and liabilities offset by $20.0 million in non-cash charges. The non-cash charges primarily consisted of stock-based compensation expense of $14.7 million, depreciation and amortization of $1.8 million, amortization of operating lease right-of-use asset of $2.3 million and net amortization of premium on marketable securities of $0.7 million. The change in operating assets and liabilities was primarily due to $9.2 million increase in prepaid expenses and other current assets primarily resulting from the timing of prepayments made for research and development activities and insurance, a $5.4 million decrease in deferred revenue associated with the Sanofi agreement, a $1.7 million decrease in operating lease liability, a $1.4 million decrease in accounts payable, offset by a $5.8 million increase in accrued expenses and other current liabilities.

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

Cash used in investing activities

During the six months ended June 30, 2022, cash provided by investing activities of $106.4 million, was comprised of maturities of marketable securities of $350.3 million partially offset by purchases of marketable securities of $239.5 million and purchases of property and equipment of $4.4 million.

During the six months ended June 30, 2021, cash used in investing activities of $120.5 million, was comprised of purchases of marketable securities of $392.3 million and purchases of property and equipment of $4.9 million partially offset by maturities of marketable securities of $276.7 million.

Cash provided by financing activities

During the six months ended June 30, 2022, cash provided by financing activities of $1.7 million was comprised of $1.2 million in proceeds from issuance of common stock related to our employee stock purchase plan and $0.5 million in proceeds from the issuance of common stock upon the exercise of stock options.

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

We held cash, cash equivalents and marketable securities of $461.4 million and $577.1 million as of June 30, 2022 and December 31, 2021, respectively, which consisted of bank deposits, money market funds, U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate one percent change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President, Chief Executive Officer and Director and our Senior Vice President, Finance and Principal Accounting Officer, our principal executive officer and principal financial officer, respectively, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2022. Based on the evaluation, our President, Chief Executive Officer and Director and our Senior Vice President, Finance and Principal Accounting Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were, in design and operation, effective to the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10PART II—OTHER INFORMATION

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

Since inception, we have incurred significant net losses. Our net losses were $187.1 million, $108.2 million and $47.7 million, for the years ended December 31, 2021, 2020 and 2019, respectively. As of June 30, 2022, we had an accumulated deficit of $571.5 million. We have funded our operations to date primarily with proceeds from the sale of common stock and preferred stock and upfront payments and research and development cost reimbursement received under our collaboration agreement with Genzyme Corporation, an affiliate of Sanofi (the Sanofi Agreement). To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $461.4 million . In February 2020, we raised $250.7 million upon the completion of our initial public offering (IPO), net of underwriting discounts and commissions and offering expenses. In July 2020, we raised $167.8 million upon the completion of an underwritten public offering, net of underwriting discounts and commissions and offering expenses. In February 2021, we raised $281.1 million upon the completion of an underwritten public offering, net of underwriting discounts and commissions and offering expenses. In July 2022, we raised $248.0 million upon the completion of an underwritten public offering, net of underwriting discounts and commissions and offering expenses. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we are able to gain marketing approval for product candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize our product candidates to the extent that their launch and commercialization are not the responsibility of Sanofi or another collaborator that we may contract with in the future. In addition, other unanticipated costs may arise. Because the design and outcome of our current, planned and potential future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

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

In addition, our clinical trials will compete with approved therapies, including sotorasib, as well as other clinical trials for product candidates that are in the same therapeutic areas (and that seek to evaluate patients with cancer cells having the same mutations, particularly with patients having KRASG12C mutations, including Sanofi’s study of RMC-4630 in combination with adagrasib) as our current and potential future product candidates. This competition and competition with approved therapies, including sotorasib, will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to pursue a treatment regime using an approved therapy or enroll in a trial conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites. Moreover, because our current and potential future product candidates may represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our ongoing or any future clinical trials.

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

There are several programs in development targeting SHP2, including those clinical programs run by Novartis AG, Jacobio Pharmaceuticals Co. Ltd. (licensed to AbbVie Inc.), Relay Therapeutics Inc. (licensed to Roche), Erasca, Inc., Navire Pharma, Inc., InnoCare Pharma Ltd., and Genhouse Bio Co. Ltd. There are several KRASG12C programs, including clinical programs directed at KRASG12C (OFF) being conducted by Amgen Inc., Mirati Therapeutics, Inc., Roche, Jacobio Pharmaceuticals Co. Ltd., Betta Pharmaceuticals Co., Ltd., Novartis AG, InventisBio, Eli Lilly, InnoCare Pharma Ltd., Innovent Biologics, Inc. and Genhouse Bio Co. Ltd. There are also several programs directed at KRASG12D, including those being conducted by Mirati Therapeutics, Inc., Erasca, Inc. and Turning Point Therapeutics, Inc. Other clinical programs directed at mutant RAS are being conducted, including those by Merck & Co./Moderna Therapeutics, Boehringer Ingelheim, Chugai Pharmaceutical Co. and Gilead Sciences, Inc. Smaller and other early-stage companies, such as Frontier Medicines, may also prove to be significant competitors. In addition, academic research departments and public and private research institutions may be conducting research on compounds that could prove to be competitive.

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

We have limited technical, managerial and financial resources to determine which of our RAS(ON) Inhibitors should be advanced into further preclinical development, initial clinical trials, later-stage clinical development and potential commercialization. From our RAS(ON) Inhibitors that completed our lead optimization phase of preclinical development, we selected RMC-6236, our inhibitor of multiple RAS variants, which we refer to as RASMULTI(ON), RMC-6291, our inhibitor targeting KRASG12C(ON), RMC-9805, our inhibitor targeting KRASG12D(ON) and RMC-8839, our inhibitor targeting KRASG13C(ON) for IND-enabling preclinical development and have advanced RMC-6236 and RMC-6291 into clinical development. In selecting these or other development candidates, we may make incorrect determinations. Our decisions to allocate our research and development, management and financial resources toward particular development candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate development programs may also be incorrect and could cause us to miss valuable opportunities.

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

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the disease or condition for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug for the same disease or condition for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable such that market exclusivity is no longer justified.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments varies from 1% from April 1, 2022 through June 30, 2022, to up to 3% in the final fiscal year of this sequester. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. If a prolonged government shutdown occurs or FDA experiences other delays, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Further, various states have implemented certain data privacy and security laws and regulations that impose restrictive requirements regulating the use and disclosure of health-related and other personal information. California enacted the California Consumer Privacy Act (CCPA), which creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA went into effect on January 1, 2020, and became enforceable by the California Attorney General on July 1, 2020. Further, the California Privacy Rights Act (CPRA) was approved by California voters in the November 3, 2020 election. The CPRA will significantly modify the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado, Utah and Connecticut, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

The collection and use of personal data in the EU and the European Economic Area (EEA), are governed by the GDPR. The GDPR imposes stringent requirements for controllers and processors of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU and the EEA to the United States and other third countries. In July 2020, the Court of Justice of the European Union (CJEU) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (SCCs). The European Commission issued revised SCCs in June 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the UK under the UK GDPR. This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. Further, in September 2020, the Swiss Federal Data Protection and Information Commissioner issued an opinion that stated it no longer considers the Swiss-U.S. Privacy Shield adequate for the purposes of personal data transfers from Switzerland to the United States. These developments may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the United States. To the extent that we engage in such transfers, including through third-party vendors, if we are unable to implement safeguards to ensure that our transfers are lawful or if any safeguards upon which we rely are invalidated, we will face increased exposure to litigation, regulatory actions, fines, and injunctions against data processing. If we are unable to engage in such transfers because there is no lawful mechanism to do so, the functionality or effectiveness of our products and services may decrease and our marketing efforts, plans and activities may be adversely impacted. In addition, the GDPR provides that EU and EEA member states may make their own further laws and regulations limiting the processing of personal data, including biometric or health data.

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

Other jurisdictions outside the EEA are similarly introducing or enhancing privacy and data security laws, rules and regulations, which could increase our compliance costs and the risks associated with non-compliance. We cannot guarantee that we or our vendors may be in compliance with all applicable international regulations as they are enforced now or as they evolve. For example, our privacy and cybersecurity policies may be insufficient to protect any personal information we collect, or may not comply with applicable laws, in which case we may be subject to regulatory enforcement actions, lawsuits or reputational damage. If we or our vendors fail to comply with the GDPR and the applicable national data protection laws of the EU or EEA member states, or if regulators assert we have failed to comply with these laws, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Further, beginning on January 1, 2021, companies have to comply with both the GDPR and the UK GDPR, which together with the UK Data Protection Act 2018, retains the GDPR in United Kingdom national law. The UK GDPR mirrors the fines under the GDPR, i.e. fines up to the greater of £17.5 million or 4% of global turnover. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision, and remains under review by the Commission during this period. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. In September 2021, the UK government launched a consultation on its proposals for wide-ranging reform of UK data protection laws following Brexit and the response to this consultation was published in June 2022. There is a risk that any material changes which are made to the UK data protection regime could result in the European Commission reviewing the UK adequacy decision, and the UK losing its adequacy decision if the European Commission deems the UK to no longer provide adequate protection for personal data. These changes could lead to additional costs and increase our overall risk exposure. We may incur liabilities, expenses, costs and other operational losses under the GDPR and privacy laws of the applicable EU and EEA Member States and the United Kingdom in connection with any measures we take to comply with them.

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

Our existing general liability and cyber liability insurance policies may not cover, or may cover only a portion of, any potential claims related to security breaches to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage of any future claim.

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

Although we intend to design the clinical trials for our product candidates, or be involved in the design when other parties sponsor the trials, third parties conduct all or a portion of the clinical trials involving our product candidates. For example, we are participating or may participate in clinical collaborations where a partner is responsible for conduct of the trial, including Amgen's Phase 1b trial evaluating the combination of RMC-4630 and the KRASG12C(OFF) inhibitor sotorasib in Amgen’s CodeBreaK 101c study, Sanofi's Phase 1/2 trial evaluating the combination of RMC-4630 and Merck’s PD-1 inhibitor pembrolizumab and the Phase 1/2 study of RMC-4630 in combination with Mirati Therapeutics’ KRASG12C(OFF) inhibitor, adagrasib. We also are involved or may be involved in investigator sponsored or initiated studies that use our product candidates, including the Netherlands Cancer Institute's study of the combination of RMC-4630 with an investigational ERK inhibitor (LY3214996) and UCSF's Phase 1/1b trial of RMC-5552. As a result, many important aspects of our clinical development, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

As of June 30, 2022, we had 212 full-time employees, including 172 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we operate as a public company, we expect to need additional managerial, research and development, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of June 30, 2022, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 13% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

As of June 30, 2022, 18.1 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, as of June 30, 2022, holders of approximately 8.6 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

Revolution Medicines, Inc.

Date: August 9, 2022	By:	/s/ Mark A. Goldsmith
Mark A. Goldsmith, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Revolution Medicines, Inc.

Date: August 9, 2022	By:	/s/ Jack Anders
Jack Anders
Senior Vice President, Finance and Principal Accounting Officer (Principal Financial and Accounting Officer)