Form 10-Q
period 2022-09-30
Revolution Medicines, Inc.
filed 2022-11-07
CIK 1628171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, the registrant had 88,790,799 shares of common stock, $0.0001 par value per share, outstanding.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$178,941	$108,497
Marketable securities	476,072	468,557
Accounts receivable	4,940	5,929
Prepaid expenses and other current assets	15,155	6,790
Total current assets	675,108	589,773
Property and equipment, net	18,267	11,544
Operating lease right-of-use asset	56,259	59,692
Intangible assets, net	59,075	59,876
Goodwill	14,608	14,608
Restricted cash	1,737	1,737
Other noncurrent assets	856	758
Total assets	$825,910	$737,988
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$24,382	$14,057
Accrued expenses and other current liabilities	32,186	27,721
Operating lease liability, current	7,017	6,214
Deferred revenue, current	9,686	12,358
Total current liabilities	73,271	60,350
Deferred revenue, noncurrent	5,418	6,573
Deferred tax liability	7,148	7,444
Operating lease liability, noncurrent	58,183	60,419
Other noncurrent liabilities	471	634
Total liabilities	144,491	135,420
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; zero shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; 87,815,287 and 74,142,619 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	9	8
Additional paid-in capital	1,328,663	1,055,572
Accumulated other comprehensive income	(2,419)	(376)
Accumulated deficit	(644,834)	(452,636)
Total stockholders' equity	681,419	602,568
Total liabilities and stockholders' equity	$825,910	$737,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Collaboration revenue	$3,356	$1,101	$20,050	$19,930
Total revenue	3,356	1,101	20,050	19,930
Operating expenses:
Research and development	69,455	46,473	186,946	133,267
General and administrative	10,434	7,791	29,676	21,758
Total operating expenses	79,889	54,264	216,622	155,025
Loss from operations	(76,533)	(53,163)	(196,572)	(135,095)
Other income (expense), net:
Interest income	2,907	223	4,077	692
Interest expense	—	—	—	(12)
Total other income, net	2,907	223	4,077	680
Loss before income taxes	(73,626)	(52,940)	(192,495)	(134,415)
Benefit from income taxes	297	—	297	—
Net loss	$(73,329)	$(52,940)	$(192,198)	$(134,415)
Net loss per share attributable to common stockholders, basic and diluted	(0.87)	$(0.72)	(2.47)	$(1.85)
Weighted-average common shares used to compute net loss per share, basic and diluted	84,694,860	73,535,686	77,751,185	72,467,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(73,329)	$(52,940)	$(192,198)	$(134,415)
Other comprehensive loss:
Unrealized loss on investments, net	(654)	(49)	(2,043)	(156)
Total comprehensive loss	$(73,983)	$(52,989)	$(194,241)	$(134,571)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/ (Loss)	Deficit	Equity/(Deficit)
Balance at December 31, 2021	74,142,619	$8	$1,055,572	$(376)	$(452,636)	$602,568
Issuance of common stock pursuant to stock option exercises	58,122	—	305	—	—	305
Issuance of common stock related to vesting of restricted stock units	26,931	—	—	—	—	—
Vesting of early exercised stock options	—	—	31	—	—	31
Stock-based compensation expense	—	—	6,644	—	—	6,644
Net unrealized loss on marketable securities	—	—	—	(908)	—	(908)
Net loss	—	—	—	—	(57,647)	(57,647)
Balance at March 31, 2022	74,227,672	$8	$1,062,552	$(1,284)	$(510,283)	$550,993
Issuance of common stock pursuant to stock option exercises	54,215	—	190	—	—	190
Issuance of common stock related to employee stock purchase plan	85,802	—	1,239	—	—	1,239
Issuance of common stock related to vesting of restricted stock units	94,388	—	—	—	—	—
Vesting of early exercised stock options	—	—	24	—	—	24
Stock-based compensation expense	—	—	8,098	—	—	8,098
Net unrealized loss on marketable securities	—	—	—	(481)	—	(481)
Net loss	—	—	—	—	(61,222)	(61,222)
Balance at June 30, 2022	74,462,077	$8	$1,072,103	$(1,765)	$(571,505)	$498,841
Issuance of common stock pursuant to stock option exercises	55,477	—	209	—	—	209
Issuance of common stock upon follow-on offering, net of offering costs of $16,374	13,225,000	1	248,125	—	—	248,126
Issuance of common stock related to vesting of restricted stock units	72,733	—	—	—	—	—
Vesting of early exercised stock options	—	—	88	—	—	88
Stock-based compensation expense	—	—	8,138	—	—	8,138
Net unrealized loss on marketable securities	—	—	—	(654)	—	(654)
Net loss	—	—	—	—	(73,329)	(73,329)
Balance at September 30, 2022	87,815,287	$9	$1,328,663	$(2,419)	$(644,834)	$681,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/ (Loss)	Deficit	Equity/(Deficit)
Balance at December 31, 2020	66,599,748	$7	$740,098	$116	$(265,545)	$474,676
Issuance of common stock upon follow-on offering, net of offering costs of $18,855	6,666,666	1	281,144	—	—	281,145
Issuance of common stock pursuant to stock option exercises	166,897	—	555	—	—	555
Issuance of common stock related to vesting of restricted stock units	1,798	—	—	—	—	—
Vesting of early exercised stock options	—	—	46	—	—	46
Stock-based compensation expense	—	—	3,387	—	—	3,387
Net unrealized loss on marketable securities	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	(37,176)	(37,176)
Balance at March 31, 2021	73,435,109	$8	$1,025,230	$63	$(302,721)	$722,580
Issuance of common stock pursuant to stock option exercises	64,862	—	257	—	—	257
Issuance of common stock related to employee stock purchase plan	46,201	—	1,175	—	—	1,175
Issuance of common stock related to vesting of restricted stock units	30,817	—	—	—	—	—
Vesting of early exercised stock options	—	—	34	—	—	34
Stock-based compensation expense	—	—	5,313	—	—	5,313
Net unrealized loss on marketable securities	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	(44,299)	(44,299)
Balance at June 30, 2021	73,576,989	$8	$1,032,009	$9	$(347,020)	$685,006
Issuance of common stock pursuant to stock option exercises	61,178	—	319	—	—	319
Issuance of common stock related to vesting of restricted stock units	20,004	—	—	—	—	—
Vesting of early exercised stock options	—	—	41	—	—	41
Stock-based compensation expense	—	—	5,827	—	—	5,827
Repurchase of common stock	(3,291)	—	—	—	—	—
Net unrealized loss on marketable securities	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	(52,940)	(52,940)
Balance at September 30, 2021	73,654,880	$8	$1,038,196	$(40)	$(399,960)	$638,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(192,198)	$(134,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	19	104
Amortization of intangible assets	801	802
Stock-based compensation expense	22,880	14,527
Depreciation and amortization	2,823	2,267
Net amortization of premium or discount on marketable securities	(486)	2,120
Amortization of operating lease right-of-use asset	3,433	2,201
Changes in operating assets and liabilities:
Accounts receivable	989	(1,019)
Prepaid expenses and other current assets	(8,365)	(440)
Accounts payable	8,795	(334)
Accrued expenses and other current liabilities	4,468	4,977
Deferred revenue	(3,827)	1,751
Operating lease liability	(1,433)	(878)
Deferred tax liability	(296)	—
Other noncurrent assets	(196)	—
Other noncurrent liabilities	(20)	422
Net cash used in operating activities	(162,613)	(107,915)
Cash flows from investing activities
Purchases of marketable securities	(452,434)	(560,521)
Maturities of marketable securities	443,362	406,224
Sales of marketable securities	—	8,992
Purchases of property and equipment	(7,940)	(5,345)
Net cash used in investing activities	(17,012)	(150,650)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	248,126	281,145
Proceeds from issuance of common stock under equity incentive plans	704	1,131
Proceeds from issuance of common stock related to employee stock purchase plan	1,239	1,175
Net cash provided by financing activities	250,069	283,451
Net increase in cash, cash equivalents and restricted cash	70,444	24,886
Cash, cash equivalents and restricted cash - beginning of period	110,234	105,352
Cash, cash equivalents and restricted cash - end of period	$180,678	$130,238
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	178,941	129,154
Restricted cash	1,737	1,084
Cash, cash equivalents and restricted cash - end of period	$180,678	$130,238
Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised options and restricted stock	$143	$122
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	2,754	44

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

Liquidity

The Company has incurred net operating losses in each year since inception. As of September 30, 2022, the Company had an accumulated deficit of $644.8 million. Management believes that its existing cash, cash equivalents and marketable securities will enable the Company to fund its planned operations for at least 12 months following the issuance date of these condensed consolidated financial statements. The Company has been able to fund its operations through the issuance and sale of common stock and redeemable convertible preferred stock in addition to upfront payments and research and development cost reimbursement received under the Company’s collaboration agreement with Genzyme Corporation, an affiliate of Sanofi. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and payments the Company may receive under the Sanofi collaboration agreement or future collaboration agreements, if any. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

Public offerings

In February 2021, the Company issued and sold 6,666,666 shares of its common stock in an underwritten public offering (including the exercise in full by the underwriters of their option to purchase an additional 869,565 shares of the Company’s common stock) at a price to the public of $45.00 per share, for net proceeds of $281.1 million, after deducting underwriting discounts and commissions of $18.0 million and expenses of $0.9 million.

In November 2021, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of its common stock, from time to time, with aggregate gross proceeds of up to $250 million, through an at-the-market equity offering program (ATM). In 2021, the Company sold an aggregate of 339,302 shares of common stock under the ATM resulting in gross proceeds of $10.4 million. After deducting commissions and expenses of $0.3 million, net proceeds to the Company were $10.1 million. During the nine months ended September 30, 2022, the Company did not issue shares of the Company’s common stock under the ATM.

In July 2022, the Company issued and sold 13,225,000 shares of its common stock in an underwritten public offering (including the exercise in full by the underwriters of their option to purchase an additional 1,725,000 shares of the Company’s common stock) at a price to the public of $20.00 per share, for net proceeds of $248.0 million, after deducting underwriting discounts and commissions of $15.9 million and expenses of $0.5 million.

2.
Summary of significant accounting policies

Basis of presentation

The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and applicable rules of the Securities and Exchange Commission (SEC) regarding interim financial reporting and, in the opinion of management, include all normal and recurring adjustments which are necessary to state fairly the Company's financial position and results of operations for the reported periods. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The condensed consolidated financial statements for the periods ended September 30, 2022 and September 30, 2021 include the accounts of the Company and its wholly owned subsidiary, Warp Drive Bio, Inc. (Warp Drive). All intercompany balances and transactions have been eliminated in consolidation. The functional and reporting currency of the Company and its subsidiary is the U.S. dollar.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical accruals, income taxes, useful lives of property and equipment and intangible assets, impairment of goodwill and intangibles, impairment of in-process research and development and developed technologies, the incremental borrowing rate for determining operating lease assets and liabilities and stock-based compensation. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, financial condition and results of operations is highly uncertain and subject to change. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three months ended September 30, 2022. Actual results could materially differ from the Company’s estimates, and there may be changes to the estimates in future periods.

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

The Company’s clinical trial sites may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by governments and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. The Company is aware that several clinical sites involved in its clinical studies temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future. These developments may delay the Company’s clinical trial timelines. Some of the Company’s third-party manufacturers which it uses for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests and clinical trials and contract research organizations may be impacted by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, the Company would likely experience delays in advancing clinical trials.

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

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	September 30, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds(1)	$37,951	$37,951	$—	$—
Commercial paper(1, 2)	327,626	—	327,626	—
U.S. government and agency securities(2)	245,359	—	245,359	—
Corporate bonds(1, 2)	44,222	—	44,222	—
Total	$655,158	$37,951	$617,207	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds(1)	$57,134	$57,134	$—	$—
Commercial paper(1, 2)	291,369	—	291,369	—
U.S. government and agency securities(1, 2)	87,745	—	87,745	—
Corporate bonds(2)	141,698	—	141,698	—
Total	$577,946	$57,134	$520,812	$—

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

4.
Available-for-sale securities

The following tables summarize the estimated value of the Company’s available-for-sale marketable securities and cash equivalents and the gross unrealized gains and losses:

	September 30, 2022
		Gross	Gross
	Amortized	unrealized	unrealized		Estimated
	cost	gain	loss		fair value
	(in thousands)
Marketable securities:
Commercial paper	$196,805	$—	$(328)		$196,477
U.S. government and agency securities	237,033	1	(1,661)		235,373
Corporate bonds	44,629	—	(407)		44,222
Total marketable securities	478,467	1	(2,396)		476,072
Cash equivalents:
Money market funds	37,951	—	—		37,951
Commercial paper	131,173	2	(26)		131,149
Corporate bonds	9,986	—	—		9,986
Total cash equivalents	179,110	2	(26)	—	179,086
Total available-for-sale investments	$657,577	$3	$(2,422)		$655,158

	December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$239,176	$1	$(63)	$239,114
U.S. government and agency securities	87,926	—	(181)	87,745
Corporate bonds	141,829	—	(131)	141,698
Total marketable securities	468,931	1	(375)	468,557
Cash equivalents:
Money market funds	57,134	—	—	57,134
Commercial paper	52,257	—	(2)	52,255
U.S. government and agency securities	—	—	—	—
Corporate bonds	—	—	—	—
Total cash equivalents	109,391	—	(2)	109,389
Total available-for-sale investments	$578,322	$1	$(377)	$577,946

The amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are summarized below as of September 30, 2022:

	September 30, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Mature in one year or less	$605,648	$1	$(2,068)	$603,581
Mature after one year through two years	51,929	2	(354)	51,577
Total marketable securities	$657,577	$3	$(2,422)	$655,158

5.
Balance sheet components

Property and equipment, net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Laboratory equipment	$16,279	$12,727
Leasehold improvements	11,291	7,245
Computer equipment and software	3,755	2,186
Furniture and fixtures	426	69
Construction in progress	—	129
	31,751	22,356
Less: accumulated depreciation and amortization	(13,484)	(10,812)
Property and equipment, net	$18,267	$11,544

Depreciation and amortization expense for property and equipment amounted to $1.0 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and $2.8 million and $2.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Accrued compensation	$8,926	$9,852
Accrued research and development	22,204	17,018
Accrued professional services	568	540
Other	488	311
Total accrued expenses and other current liabilities	$32,186	$27,721

6.
Intangible assets and goodwill

Intangible assets, net

Intangible assets, net consist of the following as of September 30, 2022:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(4,205)	3,275	3.1
Total	$63,280	$(4,205)	$59,075

Amortization expense for the three months ended September 30, 2022 and 2021 was $0.3 million and for the nine months ended September 30, 2022 and 2021 was $0.8 million.

As of September 30, 2022, future amortization expense is as follows:

Amount
(in thousands)
2022 (remaining three months)	$268
2023	1,069
2024	1,069
2025	869
Total	$3,275

Intangible assets, net consist of the following as of December 31, 2021:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(3,404)	4,076	3.9
Total	$63,280	$(3,404)	$59,876

Goodwill

The following summarizes the change in the carrying value of goodwill for three months ended September 30, 2022:

Amount
(in thousands)
Balance at December 31, 2021	$14,608
Adjustment	—
Balance at September 30, 2022	$14,608

No impairment has been recognized as of September 30, 2022. Goodwill recorded is not deductible for income tax purposes.

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

The Company maintains letters of credit for the benefit of the landlord which is disclosed as restricted cash in the condensed consolidated balance sheets. Restricted cash related to letters of credit due to the landlord was $1.7 million as of September 30, 2022 and December 31, 2021.

Through September 30, 2022, the landlord has provided the Company with $3.4 million in tenant improvement allowances for the 700 Building, and $4.6 million for the 300 Building, which were recognized as lease incentives. The lease incentives are being amortized as an offset to rent expense over the lease term in the consolidated statements of operations.

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

As part of the Warp Drive acquisition in October 2018, the Company assumed an operating lease for approximately 22,000 square feet of office and laboratory space located in Cambridge, Massachusetts (Cambridge Lease), which expires in February 2023, with an option to extend the term through February 2028, subject to certain conditions. In March 2019, the Company fully subleased the Cambridge Lease to Casma Therapeutics, Inc. (Casma), a related party, on financial terms substantially the same as the original lease. The sublease term with Casma is through the remainder of the Cambridge Lease term. The sublease by Casma and related sublease payments by Casma to the Company are fully guaranteed by Third Rock Ventures, LLC, a related party. In conjunction with the Cambridge Lease, the Company issued a letter of credit for $0.2 million, which is included in restricted cash on the consolidated balance sheets as of September 30, 2022 and December 31, 2021.

The balance sheet classification of the Company’s operating lease liabilities was as follows:

	September 30,	December 31,
	2022	2021
	(in thousands)
Operating lease liabilities:
Operating lease liability – current	$7,017	$6,214
Operating lease liability – noncurrent	58,183	60,419
Total operating lease liabilities	$65,200	$66,633

For the three months ended September 30, 2022 and 2021, operating lease cost was $1.8 million and $0.9 million, respectively, net of sublease income of $0.5 million and $0.4 million, respectively. For the nine months ended September 30, 2022 and 2021, operating lease cost was $4.7 million and $2.1 million, respectively, net of sublease income was $1.2 million and $1.5 million, respectively. The operating cash flows provided by (used in) operating leases were $0.2 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively. The operating cash flows used in operating leases were $1.4 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively. Short-term lease costs were immaterial for the three and nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2022 (remaining three months)	$1,973
2023	6,961
2024	7,100
2025	7,349
2026	7,606
Thereafter	60,422
Total undiscounted lease payments	$91,411
Less: Imputed interest	(26,211)
Less: Tenant improvement allowance	—
Total operating lease liabilities	$65,200

The amounts reflected in the table above include the Company’s lease payments for the Cambridge lease, but do not reflect any offset for the sublease payments the Company is entitled to receive from Casma.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted-average discount rate used to determine the operating lease liability was 6.1%. As of September 30, 2022 and December 31, 2021, the weighted-average remaining lease term was 11.0 years and 11.6 years, respectively.

Legal matters

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that losses will be incurred and these losses can be reasonably estimated. As of September 30, 2022 and December 31, 2021, respectively, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Other

The Company enters into agreements in the normal course of business with contract research organizations for clinical trials, contract manufacturing organizations to provide clinical trial materials and with vendors for preclinical studies and other services and products for operating purposes which are generally cancelable at any time by us upon 30 to 90 days prior written notice.

8.
Sanofi collaboration agreement

In June 2018, the Company entered into a collaborative research, development and commercialization agreement (the Sanofi Agreement) with Aventis, Inc. (an affiliate of Sanofi) to research and develop SHP2 inhibitors, including RMC-4630, for any indications. The Sanofi Agreement was assigned to Genzyme Corporation, a Sanofi affiliate, in December 2018. For the purposes of this discussion, the Company refers to Genzyme Corporation as Sanofi. Pursuant to the Sanofi Agreement, the Company granted Sanofi a worldwide, exclusive, sublicensable (subject to the Company’s consent in certain circumstances) license under certain of the Company’s patents and know-how to research, develop, manufacture, use, sell, offer for sale, import and otherwise commercialize SHP2 inhibitors, including RMC-4630, for any and all uses, subject to the Company’s exercise of rights and performance of obligations under the Sanofi Agreement.

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

The Company has primary responsibility for early clinical development of RMC-4630 and is responsible for the manufacture of SHP2 inhibitors for Phase 1 and non-registrational Phase 2 clinical trials pursuant to a development plan that is currently approved through 2023. In August 2021, the Company entered into a letter agreement with Sanofi (the Letter Agreement) to include an additional clinical study, RMC-4630-03, as part of the Company’s responsibilities under the development plan. Sanofi is responsible to reimburse the Company all internal and external costs and expenses to perform the Company’s activities under approved development plans, except for costs and expenses related to studies designated in the Sanofi Agreement as RevMed Studies, for which the Company will bear all costs and expenses, and for the RMC-4630-03 study, for which Sanofi will reimburse the Company for 50% of the costs and expenses. Unreimbursed costs borne by the Company for any RevMed Studies and the Company's 50% share of the RMC-4630-03 collaboration study are subject to future reimbursement by Sanofi through a buy-in payment pursuant to the terms of the Sanofi Agreement if Sanofi uses the data from a RevMed Study or the RMC-4630-03 study in support of a marketing approval application. There currently are no active RevMed Studies.

In addition to the ongoing development plan, the Company was also primarily responsible for performing preclinical research on SHP2 inhibitors pursuant to a research plan through 2021. The parties currently do not anticipate additional collaboration preclinical research under the research plan in 2022 or 2023. Sanofi was responsible to reimburse the Company for all internal and external costs and expenses incurred to perform activities under approved research plans for 2021.

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

The Company determined that the transaction price of the Sanofi Agreement was $195.0 million as of September 30, 2022. In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. The Company determined that the $50.0 million upfront payment and $145.0 million of estimated variable consideration for expense reimbursements from Sanofi for agreed upon research and development services as of September 30, 2022 constituted consideration to be included in the transaction price, which is to be allocated to the combined performance obligation. Development and regulatory milestones under the Sanofi Agreement were considered but not included in the transaction price, as it is probable that a significant revenue reversal could occur if they were included. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

During the three months ended September 30, 2022, the estimated costs under the development plan increased as a result of changes in estimates during the period. Accordingly, the Company updated the transaction price for the estimated consideration to be received, and updated the estimated costs to fulfill the performance obligation, which decreased the estimated percentage of completion to date and resulted in a cumulative catch-up adjustment that reduced collaboration revenue by $4.6 million for the three and nine months ended September 30, 2022.

As a result of entering into the Letter Agreement for the RMC-4630-03 study in August 2021, the Company updated the transaction price for the estimated consideration to be received, and updated the estimated costs to fulfill the performance obligation, which decreased the estimated percentage of completion to date and resulted in a cumulative catch-up adjustment that reduced collaboration revenue by $8.5 million for the three and nine months ended September 30, 2021.

During the three months ended September 30, 2022 and 2021, the Company recognized $3.4 million and $1.1 million of collaboration revenue associated with this agreement, respectively, and $20.1 million and $19.9 million for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022 and December 31, 2021, $9.7 million and $12.4 million of deferred revenue was classified as current, respectively, and $5.4 million and $6.6 million was classified as noncurrent, respectively.

9.
Common stock

As of September 30, 2022 and December 31, 2021, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. As of September 30, 2022, no dividends have been declared to date.

The Company has reserved shares of common stock, on an as-converted basis, for future issuance as follows:

	September 30,	December 31,
	2022	2021
Outstanding options to purchase common stock	8,159,892	6,050,938
Unvested restricted stock units of common stock	1,193,601	423,621
Available for future issuance under the 2020 Incentive Award Plan	6,878,479	6,403,548
Available for issuance under the 2020 Employee Stock Purchase Plan	1,745,412	1,089,728
Total	17,977,384	13,967,835

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

Following the effectiveness of the 2020 Plan, the Company ceased making grants under the 2014 Equity Incentive Plan (2014 Plan). However, the 2014 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Shares of common stock subject to awards granted under the 2014 Plan that are forfeited or lapse unexercised and which following the effective date of the 2020 Plan were not issued under the 2014 Plan are available for issuance under the 2020 Plan.

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

As of September 30, 2022, 191,030 shares have been purchased under the 2020 ESPP and a total of 1,745,412 shares of common stock were available for future issuance under the ESPP. As of September 30, 2022, there was $2.8 million of unrecognized compensation cost related to the ESPP.

Stock options

The following summarizes option activity under both the 2020 Plan and the 2014 Plan:

	Number of Shares underlying options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2021	6,050,938	$14.88	7.74	$83,953
Options granted	2,552,340	19.30
Options exercised	(167,814)	4.47
Options cancelled	(275,572)	27.60
Balance, September 30, 2022	8,159,892	$16.05	7.71	$59,055
Options vested and expected to vest as of September 30, 2022	8,159,892	$16.05	7.71	$59,055
Options vested and exercisable as of September 30, 2022	4,207,766	$10.86	6.70	$48,420

As of September 30, 2022, there was $52.8 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.67 years.

Restricted stock units

Activity under the 2020 Plan with respect to the Company’s restricted stock units (RSUs) during the three months ended September 30, 2022 was as follows:

	Number of Shares	Weighted- average grant date fair value per share	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2021	423,621	$37.16	3.16	$10,663
Restricted stock units granted	1,045,303
Restricted stock units vested	(194,052)
Restricted stock units forfeited	(81,271)
Balance, September 30, 2022	1,193,601	$23.64	1.72	23,263
Expected to vest as of September 30, 2022	1,193,601	$23.64	1.72	23,263

The number of RSUs vested includes shares of common stock that the Company withheld to satisfy the minimum statutory tax withholding requirements. As of September 30, 2022, there was $26.8 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 3.25 years.

Stock-based compensation expense

Total stock-based compensation expense related to stock options, RSUs and the 2020 ESPP by function was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Research and development	$4,804	$3,385	$13,203	$8,374
General and administrative	3,334	2,442	9,677	6,153
Total	$8,138	$5,827	$22,880	$14,527

Stock-based compensation related to options granted to non-employees was zero and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.3 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively.

11.
Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net loss	$(73,329)	$(52,940)	$(192,198)	$(134,415)
Denominator:
Weighted-average shares outstanding	84,709,849	73,599,501	77,764,196	72,541,749
Less: Weighted-average unvested restricted shares and shares subject to repurchase	(14,989)	(63,815)	(13,011)	(74,072)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	84,694,860	73,535,686	77,751,185	72,467,677
Net loss per share attributable to common stockholders, basic and diluted	$(0.87)	$(0.72)	$(2.47)	$(1.85)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of September 30,
	2022	2021
Options to purchase common stock	8,159,892	6,034,930
Options early exercised subject to future vesting	12,656	47,919
Unvested restricted stock units of common stock	1,193,601	406,374
Expected shares to be purchased under ESPP	517,496	144,012
Total	9,883,645	6,633,235

12.
Related party relationships

Following the Company’s acquisition of Warp Drive, in January 2019, the Company entered into a sublease agreement with Casma to sublease the Cambridge Lease. The sublease by Casma and related sublease payments by Casma to the Company are fully guaranteed by an affiliate of Third Rock Ventures.

13.
Subsequent events

In October 2022, the Company sold an aggregate of 939,740 shares of common stock under the ATM resulting in gross proceeds of $18.4 million. After deducting commissions and expenses of $0.4 million, net proceeds to the Company were $18.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described or implied by the forward-looking statements contained in the following discussion and analysis.

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

We currently consider three development-stage candidates as the first wave of RAS(ON) Inhibitors that we are advancing:

RMC-6236

RMC-6236, our RASMULTI(ON) Inhibitor, is designed as a first-in-class, potent, oral, RAS-selective tri-complex inhibitor of multiple RAS(ON) variants including cancer drivers at all three of the major mutation hotspot positions, G12, G13, and Q61. RMC-6236 inhibits all three major RAS isoforms, suppressing the mutant cancer driver and cooperating wild-type RAS proteins. A monotherapy dose-escalation study of RMC-6236 is ongoing, and we currently expect to provide evidence of first-in-class single agent activity for this compound in 2023.

RMC-6291

RMC-6291 is designed as a first-in-class, potent, oral and selective tri-complex inhibitor of KRASG12C(ON). It is designed to exhibit subnanomolar potency for suppressing RAS pathway signaling and growth of KRASG12C-bearing cancer cells and is engineered to be highly selective for KRASG12Cover wild type RAS and other cellular targets. RMC-6291 is designed to be differentiated from first-generation KRASG12C(OFF) inhibitors, which sequester the KRASG12C(OFF) form, by its mechanism of directly inhibiting the KRASG12C(ON) form. We have begun dosing patients in a monotherapy dose-escalation study of RMC-6291 and currently expect to provide preliminary evidence of superior activity for this compound in 2023.

RMC-9805

RMC-9805 is designed as a first-in-class, potent, oral and selective tri-complex inhibitor of KRASG12D(ON). It is designed to exhibit low nanomolar potency for suppressing RAS pathway signaling and growth of KRASG12D-bearing cancer cells and is engineered to covalently inactivate KRASG12D for irreversible inhibition. We currently expect to announce dosing of the first patient in a monotherapy dose-escalation study of this compound in mid-2023.

Beyond this first wave of RAS(ON) Inhibitors, we have other RAS(ON) Inhibitor compounds currently in our research and development pipeline, including our development candidate RMC-8839, which is designed as a first-in-class, potent, oral and selective tri-complex inhibitor of KRASG13C(ON). RMC-8839 is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of KRASG13C-bearing cancer cells and is engineered to covalently inactivate KRASG13C for irreversible inhibition. We are pursuing pipeline expansion programs focused on KRASG12R, KRASG12V, KRASG13D, KRASQ61X and other targets.

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

Amgen is currently evaluating RMC-4630 in an active Phase 1b study in combination with Amgen’s KRASG12C(OFF) agent sotorasib in Amgen’s CodeBreaK 101c study. In August 2022, Amgen reported results from this study at the 2022 World Conference on Lung Cancer.

As a complement to the CodeBreaK 101c study, we are sponsoring RMC-4630-03, which is an additional active global Phase 2 study of RMC-4630 in combination with sotorasib for patients with non-small cell lung cancer (NSCLC) carrying a KRASG12C mutation who have failed prior standard therapy and who have not previously been treated with a RAS inhibitor. We are sponsoring the RMC-4630-03 study under our global partnership with Sanofi and conducting the trial in collaboration with Amgen, which is supplying sotorasib globally under a clinical collaboration and supply agreement. We currently plan to release topline data from this study in the second half of 2023.

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

Under the Sanofi Agreement, we have primary responsibility for early clinical development of RMC-4630 pursuant to a development plan that is currently approved through 2023. The development plan and budget beyond 2022 will be determined by a joint research and development committee, over which Sanofi has final decision-making power subject to certain exceptions. Sanofi is responsible to reimburse us for all internal and external costs and expenses to perform our activities under approved development plans, except for costs and expenses related to studies designated in the Sanofi Agreement as RevMed Studies, for which we will bear all costs and expenses, and for the planned RMC-4630-03 study, for which we have agreed that Sanofi will reimburse us for 50% of the costs and expenses. Unreimbursed costs borne by us for any RevMed Studies and for our 50% share of the RMC-4630-03 collaboration study are subject to future reimbursement by Sanofi through a buy-in payment pursuant to the terms of the Sanofi Agreement if they use data from a RevMed Study or the RMC-4630-03 study in support of a marketing approval application. There currently are no active RevMed Studies.

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

In addition to the ongoing development plan, we were primarily responsible for performing preclinical research on SHP2 inhibitors, pursuant to a research plan through 2021. The parties currently do not anticipate additional collaboration preclinical research under the research plan in 2022 or 2023. Sanofi was responsible to reimburse us for all internal and external costs and expenses incurred under the research plan in 2021.

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

Through September 30, 2022, we have received an aggregate of $172.0 million from Sanofi, including the upfront payment and research and development expense reimbursements.

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

Interest income

Interest income primarily consists of interest earned on and accretion of our cash equivalents and marketable securities.

Results of operations

Comparison of the three and nine months ended September 30, 2022 and 2021

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Increase/ (decrease)	2022	2021	Increase/ (decrease)
	(in thousands)			(in thousands)
Revenue:
Collaboration revenue	$3,356	$1,101	$2,255	$20,050	$19,930	$120
Total revenue	3,356	1,101	2,255	20,050	19,930	120
Operating expenses:
Research and development	69,455	46,473	22,982	186,946	133,267	53,679
General and administrative	10,434	7,791	2,643	29,676	21,758	7,918
Total operating expenses	79,889	54,264	25,625	216,622	155,025	61,597
Loss from operations	(76,533)	(53,163)	(23,370)	(196,572)	(135,095)	(61,477)
Other income (expense), net:
Interest income	2,907	223	2,684	4,077	692	3,385
Interest expense	—	—	—	—	(12)	12
Total other income, net	2,907	223	2,684	4,077	680	3,397
Loss before income taxes	(73,626)	(52,940)	(20,686)	(192,495)	(134,415)	(58,080)
Benefit from income taxes	297	—	297	297	—	297
Net loss	$(73,329)	$(52,940)	$(20,389)	$(192,198)	$(134,415)	$(57,783)

Collaboration revenue

During the three months ended September 30, 2022, the estimated costs under the development plan increased as a result of changes in estimates during the period. Accordingly, we updated the accounting transaction price for the estimated consideration to be received and updated the estimated costs to fulfill the performance obligation, which decreased our estimated percentage of completion under the agreements with Sanofi, and resulted in a cumulative catch-up adjustment that reduced collaboration revenue by $4.6 million for the three and nine months ended September 30, 2022.

In August 2021, we entered into a letter agreement with Sanofi to include RMC-4630-03 under the development plan for RMC-4630 and decided to no longer enroll new patients in RMC-4630-02. As a result of these development plan adjustments, we updated the accounting transaction price for the estimated consideration to be received and updated the estimated costs to fulfil the performance obligation, which decreased our estimated percentage of completion under the agreements with Sanofi, and resulted in a cumulative catch-up adjustment that reduced collaboration revenue by $8.5 million for the three and nine months ended September 30, 2021.

Collaboration revenue increased by $2.3 million, or 205%, during the three months ended September 30, 2022 compared to the same period in 2021. The increase in revenue was primarily due to the larger catch-up adjustment in 2021. Collaboration revenue increased by $0.1 million, or 1%, during the nine months ended September 30, 2022.

Research and development expenses

Research and development expenses increased by $23.0 million, or 49%, during the three months ended September 30, 2022 compared to the same period in 2021. The increase in research and development expenses during the three months ended September 30, 2022 was primarily due to a $6.2 million increase in RMC-6236 costs, which commenced clinical trials in the second quarter of 2022; a $4.7 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $4.1 million increase in RMC-6291 costs, which commenced clinical trials in the third quarter of 2022; a $3.8 million increase in third-party costs for our preclinical research portfolio, primarily driven by higher chemistry contract research organization, material sourcing and manufacturing costs; a $3.1 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; and a $1.4 million increase in stock-based compensation.

Research and development expenses increased by $53.7 million, or 40%, during the nine months ended September 30, 2022 compared to the same period in 2021. The increase in research and development expenses during the nine months ended September 30, 2022 was primarily due to a $17.4 million increase in third-party costs for our preclinical research portfolio, primarily driven by higher chemistry contract research organization, material sourcing and manufacturing costs; a $12.7 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $8.5 million increase in RMC-6236 costs, which commenced clinical trials in the second quarter of 2022; a $7.7 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; a $4.8 million increase in stock-based compensation; and a $4.0 million increase in RMC-6291 costs, which commenced clinical trials in the third quarter of 2022.

General and administrative expenses

General and administrative expenses increased by $2.6 million, or 34%, during the three months ended September 30, 2022 compared to the same period in 2021. The increase in general and administrative expenses during the three months ended September 30, 2022 was primarily due to a $0.9 million increase in stock-based compensation expense; a $1.3 million increase in salaries and other employee-related expenses due to increased headcount; a $0.3 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; and a $0.1 million increase in legal and accounting fees.

General and administrative expenses increased by $7.9 million, or 36%, during the nine months ended September 30, 2022 compared to the same period in 2021. The increase in general and administrative expenses during the nine months ended September 30, 2022 was primarily due to a $3.5 million increase in stock-based compensation expense; a $2.6 million increase in salaries and other employee-related expenses due to increased headcount; a $0.6 million increase in legal and accounting fees; and a $0.6 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount.

Interest income

Interest income increased by $2.7 million and $3.4 million during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 due to a larger cash, cash equivalents and marketable securities balance and higher interest rates.

Liquidity and capital resources

Liquidity

In February 2020, we closed our IPO and issued 16,100,000 shares of our common stock at a price to the public of $17.00 per share, for net proceeds of approximately $250.7 million, after deducting underwriting discounts and commissions of $19.2 million and expenses of $3.8 million.

In July 2020, we issued 6,900,000 shares of our common stock in an underwritten public offering at a price to the public of $26.00 per share, for net proceeds of $167.8 million, after deducting underwriting discounts and commissions of $10.8 million and offering expenses of $0.8 million.

In February 2021, we issued 6,666,666 shares of our common stock in an underwritten public offering at a price to the public of $45.00 per share for net proceeds of $281.1 million, after deducting underwriting discounts and commissions of $18.0 million and offering expenses of $0.9 million.

In November 2021, we entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $250 million, through an at-the-market equity offering program (ATM) under which Cowen agreed to act as our sales agent. In 2021, we sold an aggregate of 339,302 shares of common stock under the ATM resulting in gross proceeds to us of $10.4 million. After deducting commissions and expenses of $0.3 million, net proceeds to us were $10.1 million. During the three and nine months ended September 30, 2022, we did not issue shares of our common stock under the ATM.

In July 2022, we issued 13,225,000 shares of our common stock in an underwritten public offering at a price to the public of $20.00 per share, for net proceeds of $248.0 million, after deducting underwriting discounts and commissions of $15.9 million and estimated offering expenses of $0.5 million.

Our operations have been financed primarily by our public offerings of common stock, net proceeds of $230.6 million from the issuance of our preferred stock and $172.0 million received under the Sanofi Agreement for upfront payments and for research and development cost reimbursement.

As of September 30, 2022, we had $655.0 million in cash, cash equivalents and marketable securities.

As of September 30, 2022, we had an accumulated deficit of $644.8 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our product candidates and our pre-clinical research portfolio, and to a lesser extent, general and administrative expenditures. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue to advance our product candidates and pre-clinical research portfolio.

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our planned operations for at least 12 months following the date of this Quarterly Report on Form 10-Q.

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

Cash flows

The following table summarizes our consolidated cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in) provided by:
Operating activities	$(162,613)	$(107,915)
Investing activities	(17,012)	(150,650)
Financing activities	250,069	283,451
Net change in cash and cash equivalents	$70,444	$24,886

Cash used in operating activities

During the nine months ended September 30, 2022, cash used in operating activities of $162.6 million was attributable to a net loss of $192.2 million and a net change of $0.1 million in our operating assets and liabilities offset by $29.5 million in non-cash charges. The non-cash charges primarily consisted of stock-based compensation expense of $22.9 million, depreciation and amortization of $2.8 million, amortization of operating lease right-of-use asset of $3.4 million and net amortization of premium on marketable securities of $0.5 million. The change in operating assets and liabilities was primarily due to $8.4 million increase in prepaid expenses and other current assets primarily resulting from the timing of prepayments made for research and development activities and insurance, a $3.8 million decrease in deferred revenue associated with the Sanofi agreement, a $1.4 million decrease in operating lease liability, offset by a $8.8 million increase in accounts payable, a $4.5 million increase in accrued expenses and other current liabilities.

During the nine months ended September 30, 2021, cash used in operating activities of $107.9 million was attributable to a net loss of $134.4 million offset by a net change of $4.5 million in our operating assets and liabilities and $22.0 million in non-cash charges. The non-cash charges primarily consisted of stock-based compensation expense of $14.5 million, depreciation and amortization of $2.3 million, amortization of operating lease right-of-use asset of $2.2 million and net amortization of premium on marketable securities of $2.1 million. The change in operating assets and liabilities was primarily due to an increase in accrued expenses and other current liabilities of $5.0 million, a $1.8 million decrease in deferred revenue associated with the Sanofi Agreement, partially offset by a $0.4 million decrease in prepaid expenses and other current assets primarily resulting from the timing of prepayments made for research and development activities and insurance.

Cash used in investing activities

During the nine months ended September 30, 2022, cash provided by investing activities of $17.0 million, was comprised of maturities of marketable securities of $443.4 million partially offset by purchases of marketable securities of $452.4 million and purchases of property and equipment of $7.9 million.

During the nine months ended September 30, 2021, cash used in investing activities of $150.7 million, was comprised of purchases of marketable securities of $560.5 million partially offset by maturities of marketable securities of $406.2 million.

Cash provided by financing activities

During the nine months ended September 30, 2022, cash provided by financing activities of $250.1 million was comprised of $248.1 million in proceeds from the follow-on offering, $1.2 million in proceeds from issuance of common stock related to our 2020 ESPP and $0.7 million in proceeds from the issuance of common stock upon the exercise of stock options.

During the nine months ended September 30, 2021, cash provided by financing activities of $283.5 million was comprised of $281.1 million in net proceeds from the issuance of common stock related to our public offering in February 2021, $1.2 million in proceeds from issuance of common stock related to our 2020 ESPP and $1.1 million in proceeds from the issuance of common stock upon the exercise of stock options.

Contractual obligations and commitments

We have contractual obligations related to office and laboratory space leases in Redwood City, California and Cambridge, Massachusetts, described in “Note 7. Commitments and contingencies” in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Critical accounting policies, significant judgments and use of estimate

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of our critical accounting estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K. There have been no material changes to these critical accounting estimates since our 2021 Form 10-K.

Recent accounting pronouncements

For a description of the expected impact of recent accounting pronouncements, see “Note 2. Summary of significant accounting policies” in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We held cash, cash equivalents and marketable securities of $655.0 million and $577.1 million as of September 30, 2022 and December 31, 2021, respectively, which consisted of bank deposits, money market funds, U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate one percent change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President, Chief Executive Officer and Director and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2022. Based on the evaluation, our President, Chief Executive Officer and Director and our Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were, in design and operation, effective to the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant net losses. Our net losses were $187.1 million, $108.2 million and $47.7 million, for the years ended December 31, 2021, 2020 and 2019, respectively. As of September 30, 2022, we had an accumulated deficit of $644.8 million. We have funded our operations to date primarily with proceeds from the sale of common stock and preferred stock and upfront payments and research and development cost reimbursement received under our collaboration agreement with Genzyme Corporation, an affiliate of Sanofi (the Sanofi Agreement). To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $655.0 million. In February 2020, we raised $250.7 million upon the completion of our initial public offering (IPO), net of underwriting discounts and commissions and offering expenses. In July 2020, we raised $167.8 million upon the completion of an underwritten public offering, net of underwriting discounts and commissions and offering expenses. In February 2021, we raised $281.1 million upon the completion of an underwritten public offering, net of underwriting discounts and commissions and offering expenses. In July 2022, we raised $248.0 million upon the completion of an underwritten public offering, net of underwriting discounts and commissions and offering expenses. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. If we are able to gain marketing approval for product candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize our product candidates to the extent that their launch and commercialization are not the responsibility of Sanofi or another collaborator that we may contract with in the future. In addition, other unanticipated costs may arise. Because the design and outcome of our current, planned and potential future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

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
•
the cost of commercialization activities for RMC-4630, to the extent not borne by Sanofi, and any other product candidates we develop, whether alone or in collaboration, including marketing, sales and distribution costs if RMC-4630 or any other product candidate we develop is approved for sale;
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

There are a number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist of small molecule drug products, biologics, cell-based therapies and traditional chemotherapy. Smaller and other early stage companies may also prove to be significant competitors. In addition, academic research departments and public and private research institutions may be conducting research on compounds that could prove to be competitive.

There are several programs in development targeting SHP2, including those clinical programs run by Novartis AG, Jacobio Pharmaceuticals Co. Ltd. (licensed to AbbVie Inc.), Relay Therapeutics Inc. (licensed to Roche), Pfizer, Inc., Erasca, Inc., Navire Pharma, Inc., a BridgeBio company (licensed to Bristol-Myers Squib Company, Inc.), InnoCare Pharma Ltd., and Genhouse Bio Co. Ltd. There are several KRASG12C programs, including clinical programs directed at KRASG12C (OFF) being conducted by Amgen Inc., Mirati Therapeutics, Inc., Roche, Jacobio Pharmaceuticals Co. Ltd., Betta Pharmaceuticals Co., Ltd., Novartis AG, InventisBio, Eli Lilly, InnoCare Pharma Ltd., Innovent Biologics, Inc., Genhouse Bio Co. Ltd., D3 BIO, Inc., Merck, Sharpe & Dohme LLC. There are also several programs directed at KRASG12D, including those being conducted by Astellas Pharma Inc., Mirati Therapeutics, Inc., Erasca, Inc. and Bristol-Myers Squib Company, Inc. Other clinical programs directed at mutant RAS are being conducted, including those by Moderna, Inc., Silenseed Ltd., Boehringer Ingelheim, Chugai Pharmaceutical Co. and Gilead Sciences, Inc. The above list includes corporate competitors that we are currently aware of and that are or are expected to conduct clinical trials or marketing in geographies where we currently anticipate conducting clinical trials for our product candidates. However, companies operating in other geographies and smaller and other early-stage companies, such as Frontier Medicines, may also prove to be significant competitors. In addition, academic research departments and public and private research institutions may be conducting research on compounds that could prove to be competitive.

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
•
blocking sanctions against Russian and Belarusian individuals, including the Russian President, other politicians and those with government connections or involved in Russian military activities; and
•
blocking of Russia’s foreign currency reserves as well as expansion of sectoral sanctions and export and trade restrictions, limitations on investments and access to capital markets, and bans on various Russian imports.

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

We are actively monitoring the situation in Ukraine and Russia and assessing its impact on our business, including our current and planned clinical operations, and our business partners and customers. Although we have not experienced material interruptions in our infrastructure, supplies, technology systems, or networks needed to support our operations, this conflict may limit our ability to include European sites as clinical trial locations in the future, and we may have to delay, reduce the scope of or suspend one or more of our clinical trials.

We cannot predict the progress or outcome of the military conflict in Ukraine, whether it will expand or its impacts in Ukraine, Russia, Europe, the United States or the rest of the world. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any such disruption may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s AMP, beginning January 1, 2024.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. Most recently, in August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for any product candidate we develop or complementary diagnostics or companion diagnostics or additional pricing pressures.

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

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products and, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The utilized this risk-based assessment system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Additionally, in April 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to this guidance, the FDA may request such remote interactive evaluations in situations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting business as usual or conducting inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material effect on our business.

We are subject to stringent privacy laws, information security policies and contractual obligations governing the use, processing and transfer of personal information.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials in the United States and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, results of operation, and financial condition.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

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

The collection and use of personal data in the EU and the European Economic Area (EEA), are governed by the GDPR. The GDPR imposes stringent requirements for controllers and processors of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU and the EEA to the United States and other third countries. In July 2020, the Court of Justice of the European Union (CJEU) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (SCCs). In March 2022, the United States and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-U.S. Data Privacy Framework has not been implemented beyond an executive order signed by President Biden in October 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. The European Commission issued revised SCCs in June 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing SCC arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the UK under the UK GDPR. This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. Further, in September 2020, the Swiss Federal Data Protection and Information Commissioner issued an opinion that stated it no longer considers the Swiss-U.S. Privacy Shield adequate for the purposes of personal data transfers from Switzerland to the United States. These developments may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the United States. To the extent that we engage in such transfers, including through third-party vendors, if we are unable to implement safeguards to ensure that our transfers are lawful or if any safeguards upon which we rely are invalidated, we will face increased exposure to litigation, regulatory actions, fines, and injunctions against data processing. If we are unable to engage in such transfers because there is no lawful mechanism to do so, the functionality or effectiveness of our products and services may decrease and our marketing efforts, plans and activities may be adversely impacted. In addition, the GDPR provides that EU and EEA member states may make their own further laws and regulations limiting the processing of personal data, including biometric or health data.

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

Our business and operations may suffer in the event of computer system failures, cyberattacks or deficiencies in our cybersecurity, which could materially affect our results.

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

As of September 30, 2022, we had 239 full-time employees, including 197 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we operate as a public company, we expect to need additional managerial, research and development, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of September 30, 2022, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 8.4% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

As of September 30, 2022, 18.0 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, as of September 30, 2022, holders of approximately 2.1 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds from the Sale of Registered Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	2/18/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	3/8/2021	3.1
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 has been formatted in Inline XBRL.				X

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

Revolution Medicines, Inc.

Date: November 7, 2022	By:	/s/ Mark A. Goldsmith
Mark A. Goldsmith, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Revolution Medicines, Inc.

Date: November 7, 2022	By:	/s/ Jack Anders
Jack Anders
Chief Financial Officer (Principal Financial and Accounting Officer)