Form 10-K
period 2022-12-31
Revolution Medicines, Inc.
filed 2023-02-27
CIK 1628171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $1,231 million, based on the closing price of the Registrant’s common stock, as reported by the Nasdaq Global Select Market on June 30, 2022 of $19.49 per share.

The number of shares of the Registrant’s Common Stock outstanding on the Nasdaq Global Select Market as of February 23, 2023 was 90,491,696.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2022.

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
•
our ability to maintain and establish new collaborations, licensing or other arrangements and the financial terms of any such agreements;
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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

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
•
We are a party to a collaboration agreement with Sanofi, which has been terminated effective as of June 2023. Until the effectiveness of this termination, we are dependent on our collaboration with Sanofi for the development of RMC-4630 and must successfully manage the transition of all rights, obligations and activities under the agreement from Sanofi to us.
•
We are currently developing, and may in the future develop, our product candidates in combination with other therapies, which exposes us to additional risks.
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

The summary risk factors described above should be read together with the text of the full risk factors below in the section entitled “Risk Factors” and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially and adversely affect our business, competitive position, financial condition, results of operations, cash flows and growth prospects.

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

Our research and development pipeline comprises RAS(ON) inhibitors that bind directly to RAS variants, which we refer to as RAS(ON) Inhibitors, and RAS companion inhibitors that target key nodes in the RAS pathway or associated pathways, which we refer to as RAS Companion Inhibitors. Our RAS Companion Inhibitors (e.g., SHP2, mTORC1 and SOS1 inhibitors) are designed primarily for combination treatment strategies involving one or more therapeutic agents, which may include our RAS(ON) Inhibitors. Our long-term goal is to combine our RAS(ON) Inhibitors with selected RAS Companion Inhibitors or other therapies on behalf of patients based on molecular tumor features.

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

A monotherapy dose-escalation study of RMC-6236 is ongoing and, based on early observations from this study, we believe that RMC-6236 is orally bioavailable and has achieved dose-dependent exposures in patients that are consistent with our preclinical projections. The compound has been generally well-tolerated, including at dose levels at which we have observed clear signals of anti-tumor activity, as reflected in the interim clinical data reported below. We continue in dose escalation and we currently expect to provide additional evidence of first-in-class single agent activity for this compound in mid-2023.

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

A monotherapy dose-escalation study of RMC-6291 is ongoing and, based on early observations from this study, we believe that RMC-6291 is orally bioavailable in patients, that it is exhibiting pharmacokinetics consistent with our expectations based on preclinical experiments and that we are dosing the compound in a pharmacologically active range with acceptable safety and tolerability. We currently expect to provide preliminary evidence of a superior profile for this compound in the second half of 2023.

RMC-9805

RMC-9805 is designed as a first-in-class, potent, oral and selective tri-complex inhibitor of KRASG12D(ON). It is designed to exhibit low nanomolar potency for suppressing RAS pathway signaling and growth of KRASG12D-bearing cancer cells and is engineered to covalently inactivate KRASG12D irreversibly. We currently expect to announce dosing of the first patient in a monotherapy dose-escalation study of this compound in mid-2023.

Additional RAS(ON) Inhibitors

Beyond this first wave of RAS(ON) Inhibitors, we have other RAS(ON) Inhibitor compounds currently in our research and development pipeline, including our development candidate RMC-8839, which is designed as a first-in-class, potent, oral and selective, covalent tri-complex inhibitor of KRASG13C(ON) and RMC-0708, which is designed as a first-in-class, potent, oral and selective, non-covalent tri-complex inhibitor of KRASQ61H(ON). RMC-8839 is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of KRASG13C-bearing cancer cells and is engineered to covalently inactivate KRASG13C for irreversible inhibition. RMC-0708 is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of KRASQ61H-bearing cancer cells and is engineered for selective inhibition of KRASQ61H over other RAS isoforms via non-covalent binding interactions. We are pursuing pipeline expansion programs focused on KRASG12R, KRASG12V, KRASG13D, RASQ61X and other targets.

RAS Companion Inhibitors

RMC-4630

Our RAS Companion Inhibitor RMC-4630 is designed as a potent and selective inhibitor of SHP2, a central node in the RAS signaling pathway. RMC-4630 is being evaluated in a Phase 1/2 clinical program. In 2018, we entered into a collaborative research, development and commercialization agreement with Aventis, Inc. (an affiliate of Sanofi) (the Sanofi Agreement) with respect to SHP2 inhibitors, including RMC-4630. The Sanofi Agreement has been terminated effective as of June 2023, and following the effectiveness of termination, we will regain all global rights granted under the Sanofi Agreement (except as necessary to permit Sanofi to perform any surviving obligations under the Sanofi Agreement), including decision-making regarding research and development, and rights to all commercial proceeds, from RMC-4630.

Our highest priority hypothesis regarding RMC-4630 is that it can deliver additional clinical benefit to patients with RAS-addicted tumors treated with a RAS inhibitor. Below is a list of the clinical studies of RMC-4630 in combination with RAS inhibitors:

•
an Amgen-sponsored Phase 1b study of RMC-4630 in combination with Amgen’s KRASG12C(OFF) inhibitor, sotorasib (LUMAKRAS(R));
•
RMC-4630-03, a Phase 2 study of RMC-4630 in combination with sotorasib that we are sponsoring under a clinical trial collaboration and supply agreement with Amgen; and
•
a Sanofi-sponsored Phase 1/2 study of RMC-4630 in combination with Mirati Therapeutics’ KRASG12C(OFF) inhibitor, adagrasib (KRAZATI(R)).

Amgen is currently evaluating RMC-4630 in a Phase 1b study in combination with Amgen’s KRASG12C(OFF) agent sotorasib in Amgen’s CodeBreaK 101c study. In August 2022, Amgen reported results from this study at the 2022 World Conference on Lung Cancer.

As a complement to the CodeBreaK 101c study, we are sponsoring RMC-4630-03, which is an additional global Phase 2 study of RMC-4630 in combination with sotorasib for patients with non-small cell lung cancer (NSCLC) carrying a KRASG12C mutation who have failed prior standard therapy and who have not previously been treated with a RAS inhibitor. We are sponsoring the RMC-4630-03 study under our global partnership with Sanofi and conducting the trial in collaboration with Amgen, which is supplying sotorasib globally under a clinical collaboration and supply agreement. We currently plan to provide topline data from this study in the second half of 2023.

Sanofi has sponsored a combination study under the Sanofi Agreement and under a clinical trial collaboration and supply agreement between Sanofi and Mirati to evaluate RMC-4630 (also known as SAR442720) in combination with Mirati’s KRASG12C(OFF) inhibitor, adagrasib. We expect that this study will be wound down in connection with the termination of the Sanofi Agreement.

There are also several clinical studies of RMC-4630 that do not involve combinations with RAS inhibitors:

•
RMC-4630-01, a Phase 1 study of RMC-4630 as monotherapy;
•
a Sanofi-sponsored Phase 1/2 study of RMC-4630 in combination with the PD-1 inhibitor pembrolizumab (Keytruda®), which we expect will be wound down in connection with the termination of the Sanofi Agreement; and

•
a combination of RMC-4630 with an ERK inhibitor in patients with pancreatic cancer as part of an investigator-sponsored study by Netherlands Cancer Institute.

RMC-5552

Our RAS Companion Inhibitor RMC-5552 is designed as a selective inhibitor of hyperactivated mTORC1 signaling in tumors. We are evaluating RMC-5552 first as a monotherapy in a Phase 1 study (RMC-5552-001), and plan to evaluate RMC-5552 in combination with RAS inhibitors for patients with cancers harboring a RAS mutation and co-occurring mutations in the mTOR signaling pathway.

We have reported initial findings from the ongoing dose escalation portion of the RMC-5552-001 study and currently expect to provide additional evidence of single agent activity for this compound in 2023.

We have agreed to supply RMC-5552 to the Regents of the University of California on behalf of its San Francisco campus (UCSF) for an investigator-initiated Phase 1/1b trial by UCSF of RMC-5552 in patients with recurrent glioblastoma.

RMC-5845

Our RAS Companion Inhibitor RMC-5845 targets SOS1, a protein that plays a key role in converting RAS(OFF) to RAS(ON) in cells. RMC-5845 is intended for select combination therapies for certain genetically-defined tumors. This compound is ready for preparation of an IND based on our preclinical development. We continue to evaluate whether to advance RMC-5845 into clinical development in the context of other assets in our portfolio.

RMC-6236

Our RASMULTI(ON) Inhibitor, RMC-6236, is designed to inhibit essentially all RAS(ON) proteins, including normal or wild-type RAS proteins that may help augment oncogenic signaling to tumor cells that have a mutant RAS as a primary driver. Given this broad activity of RMC-6236, we believe it may also be useful as a RAS Companion Inhibitor and we may evaluate the potential benefit from combining RMC-6236 with a RAS inhibitor, including with a RAS(ON) mutant-selective inhibitor such as RMC-6291.

Our strategy

Our goal is to develop and commercialize novel targeted therapies to outsmart RAS-addicted cancers for the benefit of patients. RAS proteins drive 30% of human cancers (Prior et al, Cancer Research 2020), and are largely unserved by targeted therapeutics. The KRASG12C mutation has been clinically validated as a therapeutic target, and the evidence is strong that numerous other oncogenic mutations in the RAS family of proteins are likewise compelling cancer targets. Our collection of RAS(ON) Inhibitors, designed to have best-in-class preclinical profiles and/or first-in-class potential, is tailored to target RAS cancer mutations that together comprise the vast majority of RAS-addicted cancers.

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

We have advanced our first two RAS(ON) development candidates into clinical development: RMC-6236, a RAS-selective inhibitor of multiple RAS(ON) variants and RMC-6291, a mutant-selective inhibitor of KRASG12C(ON). We are also conducting IND-enabling studies of RMC-9805, our inhibitor targeting KRASG12D(ON). We may evaluate our RAS(ON) development candidates both as monotherapies and/or in combination with other drugs and investigational new drugs, particularly our RAS Companion Inhibitors and standard of care therapies, including immunotherapies.

•
Deploy our innovation engine against additional RAS targets. In parallel with the IND-enabling development of our RAS(ON) development candidates, we are focusing on optimization of mutant-selective tri-complex inhibitors of additional targets, including KRASG12R, KRASG12V, KRASG13D and RASQ61X. Discovery and development of mutant-selective inhibitors of these targets may help to maximize clinical benefit for some patients with cancers bearing these RAS variants.

RAS Companion Inhibitors

•
Establish our proprietary SHP2 inhibitor, RMC-4630, as the backbone of targeted therapy combinations for the treatment of RAS-dependent tumors. We are evaluating RMC-4630 as both a monotherapy and as a backbone of combination therapies designed to maximize clinical benefit by combating drug resistance pathways that depend on SHP2. In the future, we may leverage our complementary pipeline of RAS(ON) and RAS Companion Inhibitors by evaluating RMC-4630 in combination with certain RAS(ON) inhibitors, which could include RMC-6291 or RMC-9805.
•
Demonstrate clinical utility of our RAS Companion Inhibitors targeting mTORC1/4EBP1 (RMC-5552) through precision oncology. We are investigating RMC-5552 as a monotherapy in patients with cancers harboring genotypes linked to hyperactivated mTORC1 signaling in a Phase 1 study (RMC-5552-001), and plan to test RMC-5552 as a combination partner for RAS inhibitors in patients with cancers harboring RAS mutations with a co-occurring mutation in the mTOR signaling pathway.
•
Explore the clinical utility of RMC-6236 as a RAS Companion Inhibitor. Given this broad activity of RMC-6236, we believe it may also be useful as a RAS Companion Inhibitor and we may evaluate the potential benefit from combining RMC-6236 with a RAS inhibitor, including with a RAS(ON) mutant-selective inhibitor such as RMC-6291.

Corporate

•
Maximize the global value of our programs through synergistic and value-creating transactions. We have the organizational capabilities and resources to enable us to continue to complete value-creating transactions. In the future, we may enter into transactions where we believe there is an opportunity to accelerate the development and commercialization of our product candidates while allowing us to retain meaningful rights in major markets. We may also seek to acquire or in-license product candidates or technologies opportunistically that are synergistic with our drug discovery and development efforts.
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

Pipeline

Our pipeline is summarized below:

RAS(ON) Inhibitors

Overview

Our RAS(ON) Inhibitors are based on our proprietary tri-complex technology platform, which enables a highly differentiated approach to inhibiting the active, GTP-bound form of RAS, or RAS(ON). We are developing a portfolio of compounds that we believe are the first and only RAS(ON) Inhibitors to use this mechanism of action. Our portfolio of RAS(ON) inhibitors includes three compounds that we consider as the first wave of RAS(ON) Inhibitors that we are advancing: RMC-6236 (RASMULTI), RMC-6291 (KRASG12C) and RMC-9805 (KRASG12D). Beyond this first wave of RAS(ON) Inhibitors, we have other RAS(ON) Inhibitor compounds currently in our research and development pipeline, including our development candidates RMC-8839 (KRASG13C) and RMC-0708 (KRASQ61H).

We believe that direct inhibitors of RAS(ON) will suppress cell growth and survival and be less susceptible to adaptive resistance mechanisms recognized for RAS(OFF) inhibitors. We plan to evaluate our RAS(ON) Inhibitors alone and in combination with other drugs and investigational drug candidates, particularly in-pathway agents. We believe tailored RAS(ON) inhibitors will be useful to serve the diverse landscape of RAS-driven cancers optimally. We believe that in some cases, patients may experience maximal clinical benefit from the broad activity of our RASMULTI(ON) inhibitor, RMC-6236, if approved. In others, treatment with a mutant-selective RAS(ON) inhibitor like RMC-6291 (KRASG12C), RMC-9805 (KRASG12D), RMC-8839 (KRASG13C) or RMC-0708 (KRASQ61H) may be optimal. Consistent with this thesis, we are pursuing additional RAS mutant-selective inhibitors for RAS variants KRASG12R, KRASG12V, KRASG13D and RASQ61X. This strategy is a component of our broader mission to develop the best therapeutic regimens for patients with RAS mutant cancer by combining the optimal RAS(ON) Inhibitor with the optimal RAS Companion Inhibitor.

RMC-6236

RMC-6236, our RASMULTI(ON) inhibitor development candidate, designed as a first-in-class, potent, oral, RAS-selective tri-complex inhibitor of multiple RAS(ON) variants including cancer drivers at all three of the major mutation hotspot positions, G12, G13, and Q61. RMC-6236 inhibits all three major RAS isoforms, suppressing the mutant cancer driver and cooperating wild-type RAS proteins. RMC-6236 is being evaluated in an ongoing monotherapy dose-escalation Phase 1/1b clinical study in certain patients with KRASG12X tumors, focused on NSCLC, pancreatic and colorectal cancers.

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

In vivo characterization of the effect of RMC-6236 on the growth of KRASG12X cancers. RMC-6236 was dosed at 25 mg/kg po qd. n=1-10/group. NSCLC = non-small cell lung cancer; PDAC = pancreatic ductal adenocarcinoma; CRC = colorectal cancer. Responses assigned according to mRECIST (modified from Gao et al. Nat Med. 2015). ORR = objective response rate; DCR = disease control rate. RVMD preclinical research as of 06/01/22.

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

In the ongoing RMC-6236-001 Phase 1/1b trial, 36 patients treated across five dose cohorts ranging from 10 mg daily to 120 mg daily were evaluable for initial safety and tolerability as of a data cut-off date of February 17, 2023. All of these patients have been previously treated with standard of care and/or other regimens, with an overall median of three prior treatments. Across the study as of the data cut-off date, we have observed that RMC-6236 is orally bioavailable and exhibited dose-dependent exposures in patients that are consistent with our preclinical projections. We continue in dose escalation, as we have not yet reached a maximum-tolerated dose or defined a recommended phase 2 dose.

The most common adverse events we have observed are consistent with on-target, RAS pathway toxicities (Table 1).

Table 1. RMC-6236-001: Treatment-related adverse events occurring in ≥ 10% of all patients.

Electronic Data Capture (EDC) data as of 02/17/2023. CMQ = Customized MedDRA Query.

* Consists of dermatitis acneiform, dermatitis psoriasiform, palmar-plantar erythrodysesthesia syndrome, rash maculo-papular and rash pustular.

As of the data cut-off, one related grade 4 adverse event of bowel perforation (also considered a serious adverse event) was reported in a patient receiving 80 mg daily. The likely cause of the perforation was considered to be shrinkage of metastatic KRASG12V pancreatic cancer at the site of full-thickness bowel infiltration by the tumor.

Consistent with study eligibility criteria, patients with a range of tumor types in which KRASG12X mutations are common have been enrolled, including major epithelial cancers such as NSCLC, pancreatic, colorectal, and others including ovarian, appendiceal and bile duct cancers. The KRAS mutations in those tumors cover the range of KRASG12 mutations: G12D, G12V, G12A, G12S and G12R, with G12D being the most heavily represented as of the data cut-off date. At the 10 mg and 20 mg dose levels, radiographic imaging showed either stable disease with some tumor reduction, or disease progression, as the best responses. The waterfall plot of tumor volumes below includes the nine pancreatic cancer patients and three NSCLC patients treated at 40 mg daily or higher doses and that are efficacy evaluable (Figure 3).

Figure 3. RMC-6236-001: Change in tumor burden from efficacy-evaluable patients with KRASG12X NSCLC or pancreatic cancer treated at ≥ 40 mg daily (n=12).

EDC data as of 02/17/2023; efficacy evaluable patients defined as those in this data set with at least one post baseline response assessment or who have died or have experienced clinical progression prior to the first post baseline scan (n=12). Cycle time is 21 days. SD = stable disease, PR = partial response. NSCLC = non-small cell lung cancer; PDAC = pancreatic ductal adenocarcinoma. *PR unconfirmed as of 02/17/2023.

All 12 of these patients exhibited stable disease or better as their best response. All 12 patients remained on treatment from approximately 1.5 to 4.5 months as of the data cut-off date. 10 of 12 patients had shown some degree of tumor volume reduction by RECIST.

One patient, a 76 year-old with metastatic pancreatic cancer harboring KRASG12D, also achieved a PR that was unconfirmed as of the data cut-off date, with a 70% tumor reduction by response evaluation criteria in solid tumors, or RECIST. At baseline this patient had three distinct lesions – one in the right lung and two in the left lung. These lesions are identified on the upper row of the three computerized tomography (CT) images below (Figure 4). All three lesions underwent significant reduction over 12 weeks of therapy. At six weeks the target lesions were reduced in size by 17% by RECIST. On the 12-week scans shown in the second row below, target lesion 1 was too small to measure, target lesion 2 was considerably reduced and the single non-target lesion was barely detectable. RECIST quantifies response by measuring only the unidimensional longest axis for each target lesion and does not consider density or three-dimensional volume. As the first target lesion was assigned a measurement of 5 mm for purposes of the RECIST calculation, this patient achieved a 70% tumor reduction and a PR by RECIST even though volumetrically the reduction in tumor burden appears to be greater than 70%. As of the data cut-off date, this patient continued on treatment at the 80 mg daily dose level and the PR was unconfirmed pending a confirmatory follow-up scan.

Figure 4. CT scans showing three lesions in the lungs of a KRASG12D pancreatic cancer patient at baseline and at cycle 5, day 1 of treatment with RMC-6236.

Images courtesy of RMC-6236-001 trial site with additional annotation by Revolution Medicines (red arrows and target lesion measurements at top right of each scan).

*Per EDC, target lesion #1 on C5D1 was too small to measure; 5 mm used to calculate the percentage reduction in sum of longest diameters of target lesions by RECIST. RLL = right lower lobe; LLL = left lower lobe.

RMC-6291

RMC-6291 is designed as a first-in-class, potent, oral and selective tri-complex inhibitor of KRASG12C(ON). It is designed to exhibit subnanomolar potency for suppressing RAS pathway signaling and growth of KRASG12C-bearing cancer cells and is engineered to be highly selective for KRASG12C over wild type RAS and other cellular targets. RMC-6291 is designed to be differentiated from first-generation KRASG12C(OFF) inhibitors, which sequester the KRASG12C(OFF) form, by its potential mechanism of directly inhibiting the KRASG12C(ON) form. We believe direct inhibition of the ON form offers important biological advantages, including more rapid termination of RAS signaling and more robust inhibition in the face of known resistance mechanisms. RMC-6291 is being evaluated in an ongoing monotherapy dose-escalation Phase 1/1b clinical study, where our goal is to pursue best-in-class activity against KRASG12C tumors, focused on NSCLC, pancreatic and colorectal cancers. Based on early observations from this study, we believe that RMC-6291 is orally bioavailable in patients, that it is exhibiting pharmacokinetics consistent with our expectations based on preclinical experiments and that we are dosing the compound at a pharmacologically active range with acceptable safety and tolerability.

While KRASG12C(OFF) inhibitors have validated the target and changed the treatment landscape for patients with cancers bearing KRASG12C, significant unmet medical need remains. In NSCLC, KRASG12C(OFF) inhibitor single agent response rates are less than 50%, and the vast majority of patients are expected to progress on therapy within a year. We believe RMC-6291 has the potential to improve on the KRASG12C(OFF) inhibitor class. In a series of in vivo tumor xenograft studies, RMC-6291 outperformed adagrasib, a representative KRASG12C(OFF) inhibitor, across 25 models of KRASG12C NSCLC (Figure 5). Within this set of experiments, we observed examples of RMC-6291 driving increased rate, depth and/or duration of response (Figure 6).

Figure 5. RMC-6291 drove superior outcomes in a mouse clinical trial with KRASG12C NSCLC models.

Responses
RMC-6291
Adagrasib
72% (18/25) ORR
92% (23/25) DCR
52% (13/25) ORR
72% (18/25) DCR
Mean Tumor Volume
% Change From Baseline
800
600
400
200
100
50
0
-50
-100
mPD
mSD
mPR
mCR
CTG-2026
NCI-H2122
LXFE-1022
LXFA-1335
ST2972
NCI-H2030
CTG-2536
LUN092
CTG-2751
CTG-2487
CTG-2579
LXFA-2155
CTG-2210
LXFE-2324
CTG-0828
CTG-0192
LXFL-1072
CTG-2011
LXFA-923
LXFA-983
LUN055
CTG-2539
CTG-1680
NCI-H358
LXFA-592

In vivo characterization of the effect of RMC-6291 on the growth of KRASG12C NSCLC models. RMC-6291 (blue) and adagrasib (gray) were administered at approximately molar equivalent doses (RMC-6291 is roughly twice the molecular weight of adagrasib). RMC-6291 was dosed at 200 mg/kg po qd. Adagrasib was dosed at 100 mg/kg po qd. n=3-10/group. NSCLC = non-small cell lung cancer. Responses assigned according to mRECIST (modified from Gao et al. Nat Med. 2015). ORR = objective response rate; DCR = disease control rate. RVMD preclinical research as of 11/20/22.

Figure 6. RMC-6291 drove increased rate, depth, and duration of response in a mouse clinical trial with KRASG12C NSCLC models.

In vivo characterization of the effect of RMC-6291 on the growth of KRASG12C NSCLC models. RMC-6291 and adagrasib were administered at approximately molar equivalent doses (RMC-6291 is roughly twice the molecular weight of adagrasib). RMC-6291 was dosed at 200 mg/kg po qd. Adagrasib was dosed at 100 mg/kg po qd. PDX Models: (a) LUN055; (b) LXFA-983; (c) CTG-0828 N=3-10/group. NSCLC = non-small cell lung cancer. RVMD preclinical research as of 07/28/21.

RMC-9805

RMC-9805 is designed as a first-in-class, potent, oral and selective tri-complex inhibitor of KRASG12D(ON). It is designed to exhibit low nanomolar potency for suppressing RAS pathway signaling and growth of KRASG12D-bearing cancer cells and is engineered to covalently inactivate KRASG12D for irreversible inhibition. To our knowledge, RMC-9805 is the first ever drug candidate that covalently modified an aspartic acid residue in preclinical studies. RMC-9805 is in the IND-enabling stage of preclinical development, and is part of the first wave of RAS(ON) Inhibitors we are advancing.

In a series of in vivo tumor xenograft studies, RMC-9805 was highly active against lung, pancreatic and colorectal cancers bearing the KRASG12D driver mutation (Figure 7). Across cancer types, RMC-9805 drove deep tumor regressions, including complete responses, and established preclinical response rates, which we believe support advancement into clinical development.

Figure 7. RMC-9805 was highly active in vivo across KRASG12D cancer models.

In vivo characterization of the effect of RMC-9805 on the growth of KRASG12D cancers. RMC-9805 was dosed at 100 mg/kg po qd. N=2-8/group. NSCLC = non-small cell lung cancer; PDAC = pancreatic ductal adenocarcinoma; CRC = colorectal cancer. Responses assigned according to mRECIST (modified from Gao et al. Nat Med. 2015). ORR = objective response rate; DCR = disease control rate. RVMD preclinical research as of 11/02/22.

In the initial clinical development of RMC-9805, we plan to pursue best-in-class activity against KRASG12D tumors, focused on NSCLC, pancreatic and colorectal cancers.

RMC-8839

RMC-8839 is designed as a first-in-class, potent, oral and selective tri-complex inhibitor of KRASG13C(ON). It is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of KRASG13C-bearing cancer cells and is engineered to covalently inactivate KRASG13C for irreversible inhibition. We believe RMC-8839 is ready for preparation of an IND based on our preclinical development, however we have deferred active development of this compound.

RMC-0708

RMC-0708 is designed as a first-in-class, potent, oral and selective tri-complex inhibitor of KRASQ61H(ON). It is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of KRASQ61H-bearing cancer cells and is engineered for selective inhibition of KRASQ61H over other RAS isoforms via non-covalent binding interactions. RMC-0708 is in the IND-enabling stage of preclinical development.

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

RMC-4630

Our RAS Companion Inhibitor RMC-4630 is designed as a potent and selective inhibitor of SHP2, a central node in the RAS signaling pathway. RMC-4630 is being evaluated in a multi-cohort Phase 1/2 clinical program. In 2018, we entered into the Sanofi Agreement with respect to SHP2 inhibitors, including RMC-4630. In December 2022, the Sanofi Agreement was terminated effective as of June 2023 and following the effectiveness of termination, we will regain all global rights granted under the Sanofi Agreement (except as necessary to permit Sanofi to perform any surviving obligations under the Sanofi Agreement), including decision-making regarding research and development, and the rights to all commercial proceeds, from RMC-4630.

In our monotherapy dose escalation study (RMC-4630-01), we have observed that RMC-4630 was a clinically active SHP2 inhibitor, with broad anti-tumor effects, including a confirmed partial response in a patient with NSCLC bearing a KRASG12C mutation and a complete response in a patient with uterine cancer bearing an NF1LOFmutation. The anti-tumor activity of RMC-4630 observed in this study was enabled by a unique intermittent dosing paradigm (200 mg D1D2 weekly) designed to maximize dose intensity without compromising safety and tolerability. Accordingly, and consistent with the highly selective profile of RMC 4630, all dose-limiting toxicities observed in the RMC-4630-01 study have been linked to on-target SHP2 inhibition. We continue to evaluate RMC-4630 monotherapy at the RP2DS in an expansion cohort of the RMC-4630-01 study, consisting of patients with gynecologic tumors harboring NF1LOF mutations, in addition to a small safety/tolerability cohort representing a broader set of histotypes and RAS pathway genotypes.

Our highest priority hypothesis regarding RMC-4630 is that it can deliver additional clinical benefit to patients with RAS-addicted tumors treated with a RAS inhibitor. Below is a list of the clinical studies of RMC-4630 in combination with RAS inhibitors:

•
an Amgen-sponsored Phase 1b study of RMC-4630 in combination with Amgen’s KRASG12C(OFF) inhibitor, sotorasib (LUMAKRAS(R));
•
RMC-4630-03, a Phase 2 study of RMC-4630 in combination with sotorasib that we are sponsoring under a clinical trial collaboration and supply agreement with Amgen; and
•
a Sanofi-sponsored Phase 1/2 study of RMC-4630 in combination with Mirati Therapeutics’ KRASG12C(OFF) inhibitor, adagrasib (KRAZATI(R)).

Amgen is currently evaluating RMC-4630 in an active Phase 1b study in combination with Amgen’s KRASG12C(OFF) agent sotorasib in Amgen’s CodeBreaK 101c study. In August 2022, Amgen reported results from this study at the 2022 World Conference on Lung Cancer.

As a complement to the CodeBreaK 101c study, we are sponsoring RMC-4630-03, which is an additional global Phase 2 study of RMC-4630 in combination with sotorasib for patients with NSCLC carrying a KRASG12C mutation who have failed prior standard therapy and who have not previously been treated with a RAS inhibitor. We are sponsoring the RMC-4630-03 study under our global partnership with Sanofi and conducting the trial in collaboration with Amgen, which is supplying sotorasib globally under a clinical collaboration and supply agreement.

Sanofi sponsored a combination study under the Sanofi Agreement and under a clinical trial collaboration and supply agreement between Sanofi and Mirati to evaluate RMC-4630 (also known as SAR442720) in combination with Mirati’s KRASG12C(OFF) inhibitor, adagrasib. We expect that this study will be wound down in connection with the termination of the Sanofi Agreement.

There are also several clinical studies of RMC-4630 that do not involve combinations with RAS inhibitors:

•
RMC-4630-01, a Phase 1 study of RMC-4630 as monotherapy;
•
a Sanofi-sponsored Phase 1/2 study of RMC-4630 in combination with the PD-1 inhibitor pembrolizumab (Keytruda®) which we expect will be wound down in connection with the termination of the Sanofi Agreement; and
•
a combination of RMC-4630 with an ERK inhibitor in patients as part of an investigator-sponsored study by Netherlands Cancer Institute.

RMC-5552

Our RAS Companion Inhibitor RMC-5552 is designed as a selective inhibitor of hyperactivated mTORC1 signaling in tumors. We are evaluating RMC-5552 first as a monotherapy in a Phase 1 study (RMC-5552-001), and plan to evaluate RMC-5552 in combination with RAS inhibitors for patients with cancers harboring a RAS mutation and co-occurring mutations in the mTOR signaling pathway.

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

In interim data from our ongoing clinical trial with a December 19, 2022 data cut-off date, we have observed preliminary evidence of clinical activity at tolerable doses, including a confirmed partial response in a patient with head and neck cancer bearing an mTOR pathway mutation and a disease control rate of 71% in efficacy-evaluable patients treated at majority doses of 6 mg or 8 mg IV weekly (Figure 8).

Figure 8. Best Tumor Change in Efficacy Evaluable Patients Treated at 6 mg or 8 mg IV Weekly.

(1) n = 28 efficacy evaluable subjects. *Patient received one dose of 12 mg, followed by weekly doses of 6 mg, had complete loss of oncogenic PTEN variant by ctDNA and has been on RMC-5552 for >12 months. #Patient received one dose of 10 mg, followed by weekly doses of 6 mg. Both patients were on RMC-5552 for >24 weeks. 6 mg weekly was well tolerated. Further enrollment at doses above 6 mg is ongoing to define the recommended Phase 2 dose and schedule. Data as of 12/19/2022. PD = progressive disease, SD = stable disease, PR = partial response, DCR=disease control rate. mo = months.

RMC-5845

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

Commercial plan

We intend to retain significant development and commercialization rights to our product candidates and, if marketing approval is obtained, to commercialize our product candidates on our own, or potentially with a partner, in the United States and other regions. We currently have no sales, marketing or commercial product distribution capabilities. We intend to build the necessary infrastructure and capabilities over time for the United States, and potentially other regions, in connection with the advancement of our product candidates. Clinical data, the size of the addressable patient population, the size of the commercial infrastructure and manufacturing needs, and the status of our pipeline, may all influence or alter our commercialization plans.

Our most advanced product candidate, RMC-4630, is the subject of a global collaboration with Sanofi, which has been terminated effective as of June 2023. The terms of this collaboration give Sanofi certain rights with respect to SHP2-related commercialization decisions and to economics from commercial activities, as well as commercial manufacturing obligations, however all of these rights and obligations will revert to us upon effectiveness of termination of the collaboration agreement.

Collaboration agreement with Sanofi

In June 2018, we entered into the Sanofi Agreement with Aventis, Inc. (an affiliate of Sanofi) to research and develop SHP2 inhibitors, including RMC-4630, for any indications. The Sanofi Agreement was assigned to Genzyme Corporation, a Sanofi affiliate, in December 2018. For the purposes of this discussion, we refer to Genzyme Corporation as Sanofi. In December 2022, the Sanofi Agreement was terminated effective as of June 2023, and all rights and obligations described below will terminate and revert to us upon effectiveness of this termination, except as necessary to permit Sanofi to perform any surviving obligations under the Sanofi Agreement.

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

Under the Sanofi Agreement, we have primary responsibility for early clinical development of RMC-4630 pursuant to an approved development plan. Sanofi is responsible to reimburse us for all internal and external costs and expenses to perform our activities under approved development plans, except for costs and expenses related to studies designated in the Sanofi Agreement as RevMed Studies, for which we will bear all costs and expenses, and for the RMC-4630-03 study, for which we have agreed that Sanofi will reimburse us for 50% of the costs and expenses. There currently are no active RevMed Studies.

We are responsible for the manufacture of SHP2 inhibitors for Phase 1 and non-registrational Phase 2 clinical trials pursuant to an approved development plan, while Sanofi is responsible for manufacturing SHP2 inhibitors for all other clinical trials and commercial supply. Sanofi has the sole right and responsibility to perform all regulatory activities under the Sanofi Agreement, except with respect to certain trials conducted by us or otherwise conducted under our IND, including our current clinical trials evaluating RMC-4630.

Unless otherwise delegated to us by the joint commercialization committee, during the term of the Sanofi Agreement, Sanofi also has the sole right and responsibility for all aspects of the commercialization of SHP2 inhibitors in the world for any and all uses, at its expense, subject to our right to elect to co-promote SHP2 inhibitors in the United States. Sanofi agrees to provide us, and we agree to provide Sanofi, with research, development and commercialization updates through the joint committees.

During the term of the Sanofi Agreement, we may not, alone or with any affiliate or third party, conduct certain research activities with respect to, or develop or commercialize, any product that contains a SHP2 inhibitor outside of the Sanofi Agreement.

Pursuant to the Sanofi Agreement, we received an upfront payment of $50 million from Sanofi in July 2018. The Sanofi Agreement includes obligations for Sanofi to make certain milestone payments and royalty payments, all of which will expire upon effectiveness of termination of the Sanofi Agreement.

During the term of the Sanofi Agreement, Sanofi has the sole and exclusive right to file, prosecute and maintain any patents licensed to it pursuant to the Sanofi Agreement, as well as to enforce infringement of or defend claims against such patents that relate to SHP2 inhibitor products.

Upon effectiveness of the termination of the Sanofi Agreement, the licenses granted to Sanofi thereunder shall become fully paid-up, royalty-free, perpetual and irrevocable and all rights and obligations of Sanofi under the Sanofi Agreement will revert to us.

Through December 31, 2022, we have received an aggregate of $176.9 million from Sanofi, including the upfront payment and research and development expense reimbursements.

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

There are several programs in clinical development targeting SHP2, including those being conducted by Betta Pharmaceuticals Co., Ltd., Erasca, Inc., Etern BioPharma (Shanghai) Co. Ltd., Genhouse Bio Co. Ltd., HUYA Bioscience, InnoCare Pharma Ltd., Jacobio Pharmaceuticals Co. Ltd. (licensed to AbbVie Inc.), Nanjing Sanhome Pharmaceutical, Navire Pharma, Inc., a BridgeBio company (licensed to Bristol-Myers Squibb Company, Inc.), Novartis AG, Pfizer, Inc., and Relay Therapeutics Inc. (licensed to Roche).

There are several programs in clinical development targeting KRASG12C, including programs directed at KRASG12C (OFF) being conducted by Amgen Inc., Betta Pharmaceuticals Co., Ltd., Boehringer Ingelheim, D3 BIO, Inc., Eli Lilly, Genhouse Bio Co. Ltd., HUYA Bioscience, InnoCare Pharma Ltd., Innovent Biologics, Inc., InventisBio, Jacobio Pharmaceuticals Co. Ltd., Merck, Sharpe & Dohme LLC, Mirati Therapeutics, Inc., Novartis AG, Roche, Shanghai YingLi Pharmaceutical, Suzhou Genhouse Bio and Suzhou Zelgen Biopharmaceuticals. There are also several clinical programs directed at KRASG12D, including those being conducted by Astellas Pharma Inc., Jiangsu Hengrui Pharmaceuticals Company Ltd. and Mirati Therapeutics, Inc. Other clinical programs directed at mutant RAS are being conducted, including those by Alaunos Therapeutics, Inc., Elicio Therapeutics, Gritstone bio, Inc., Moderna, Inc., Silenseed Ltd. and Targovax ASA. The above list includes corporate competitors that we are currently aware of and that are currently conducting clinical trials or marketing in geographies where we currently anticipate conducting clinical trials for our product candidates. However, companies operating in other geographies and smaller and other early-stage companies may also prove to be significant competitors. In addition, academic research departments and public and private research institutions may be conducting research on compounds that could prove to be competitive.

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

We own and co-own patents and patent applications related to our SHP2 development program. Our patent portfolio related to this program consists of ownership or co-ownership rights to several patent families that include filings covering compositions of matter or methods of using our development candidate, RMC-4630, alone or in combination with certain other therapeutic agents. The single co-owned patent family is co-owned with The University of California, San Francisco, or UCSF. The issued patents have, and any patents issuing from these patent applications would have, nominal expiration dates ranging from 2037 to 2041, without accounting for any applicable patent term adjustments or extensions.

We own or exclusively license patents and patent applications related to our mTORC1 development program. Our patent portfolio related to this program consists of ownership or the exclusive license of rights to several patent families that include filings covering compositions of matter or methods of using our development candidate, RMC-5552, alone or in combination with certain other therapeutic agents. The single exclusively licensed patent family is licensed from UCSF. The issued patents have, and any patents issuing from these patent applications would have, nominal expiration dates ranging from 2035 to 2042, without accounting for any applicable patent term adjustments or extensions.

We own patent applications related to our SOS1 development program. Our patent portfolio related to this program consists of ownership of several patent families that include filings covering compositions of matter or methods of using our development candidate, RMC-5845, alone or in combination with certain other therapeutic agents. The issued patents have, and any patents issuing from these patent applications would have, nominal expiration dates ranging from 2040 to 2042, without accounting for any applicable patent term adjustments or extensions.

We own patents and patent applications related to our RAS tri-complex inhibitors and related platform technology. Our patent portfolio related to this program consists of ownership rights to several patent families that include filings covering compositions of matter or methods of using our development candidates alone or in combination with certain other therapeutic agents, or aspects pertaining to our tri-complex approach to RAS inhibition. The issued patents have, and any patents issuing from these patent applications would have, nominal expiration dates ranging from 2031 (for patents originating from the Warp Drive Bio portfolio) to 2042 (for patents originating from the Company’s portfolio), without accounting for any applicable patent term adjustments or extensions.

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

The FDA, the IRB, other regulatory authorities or the clinical study sponsor may suspend or terminate a clinical study at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. The sponsor may also suspend or terminate a clinical study based on evolving business objectives and/or competitive climate.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the application user fee.

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

In addition, third-party payors are increasingly reducing reimbursements for pharmaceutical products and services. The U.S. government and state legislatures have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical products, in addition to questioning their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.

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

Healthcare reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 absent additional congressional action. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022, or the IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare product candidates and services, which could result in reduced demand for our product candidates once approved or additional pricing pressures.

Employees and human capital resources

As of December 31, 2022, we had 246 full-time employees, including 105 employees who have M.D. or Ph.D. degrees. Within our workforce, as of December 31, 2022, 202 employees were engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We are committed to creating an environment where diverse perspectives are encouraged and supported. This commitment is memorialized as one of our corporate core values (Inclusiveness and Fairness) and is brought to life for every employee during our cultural integration sessions for new hires and through an informal network of cultural champions that we foster. As of December 31, 2022, females represented 56% of our full-time employees and 207 of our employees as of this date self-identified their race, of which 57% self-identified as an “underrepresented minority,” as this term is defined by Nasdaq rules.

We are equally committed to the development of our employees and one of our corporate core values (Exceptional Together) captures this commitment. We offer our employees career-specific training and resources and support development opportunities through company-sponsored programs, including learning, mentoring, and coaching opportunities. We host regular company-wide sessions where our employees discuss ideas related to corporate initiatives and scientific breakthroughs and recognize each other’s contributions. In addition, we conduct an anonymous all-employee engagement survey at least annually, and take the results of this survey into account in management of our employees and business.

The health and safety of our employees is a top priority. We continue to monitor and adjust our comprehensive plan related to the COVID-19 pandemic, which includes COVID-19 policies, safety protocols and employee communications.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below or other risks we face could materially and adversely affect our business, competitive position, financial condition, results of operations, cash flows and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

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

Since inception, we have incurred significant net losses. Our net losses were $248.7 million, $187.1 million and $108.2 million, for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $701.3 million. We have funded our operations to date primarily with proceeds from the sale of common stock and preferred stock and upfront payments and research and development cost reimbursement received under our collaboration agreement with Genzyme Corporation, an affiliate of Sanofi (the Sanofi Agreement). The Sanofi Agreement has been terminated effective as of June 2023, and Sanofi will have no further reimbursement obligations post this termination. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

We have never generated revenue from product sales and may never be profitable.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with our collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our development programs. We do not anticipate generating revenue from product sales for the next several years, if ever. Our ability to generate future revenue from product sales depends heavily on our, and any potential future collaborators’, success in:

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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate, including prior to a potential launch of any approved product candidate. Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration (the FDA), the European Medicines Agency (the EMA) or other regulatory agencies to perform clinical trials or studies in addition to those that we currently anticipate. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

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

Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $644.9 million. In February 2020, we raised $250.7 million upon the completion of our initial public offering (IPO), net of underwriting discounts and commissions and offering expenses. In July 2020, we raised $167.8 million upon the completion of an underwritten public offering, net of underwriting discounts and commissions and offering expenses. In February 2021, we raised $281.1 million upon the completion of an underwritten public offering, net of underwriting discounts and commissions and offering expenses. In July 2022, we raised $248.1 million upon the completion of an underwritten public offering, net of underwriting discounts and commissions and offering expenses. As of December 31, 2022, we have completed sales totaling $61.7 million in gross proceeds pursuant to our at-the-market equity offering program with Cowen and Company, LLC (Cowen). After deducting commissions and expenses of $1.7 million, net proceeds to us were $60.0 million. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs and to prepare for their potential commercialization. If we are able to gain marketing approval for product candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize our product candidates to the extent that their launch and commercialization are not the responsibility of another collaborator that we may contract with in the future. In addition, other unanticipated costs may arise. Because the design and outcome of our current, planned and potential future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

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
•
the successful wind-up of our collaboration with Sanofi, which has been terminated effective as of June 2023, including the continued reimbursement by Sanofi of our research and development costs for our SHP2 program in accordance with the Sanofi Agreement prior to the effectiveness of termination;
•
the cost of commercialization activities for any product candidates we develop, whether alone or in collaboration, including marketing, sales and distribution costs if any product candidate we develop is approved for sale;
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
•
timing and amount of any milestone, royalty or other payments due under any current or future collaboration or license agreement, including the Sanofi Agreement prior to effectiveness of termination;
•
coverage and reimbursement policies with respect to any future approved products, and potential future drugs that compete with our products;
•
the timing and cost to establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly with a collaborator;
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

Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. Delays associated with programs for which we are directly conducting preclinical studies may cause us to incur additional operating expenses. Moreover, we may be affected by delays or decisions to discontinue development associated with the studies of certain programs that are the responsibility of our current or potential future partners over which we have no control. The commencement and rate of completion of preclinical studies and clinical trials for a product candidate may be delayed by many factors, including, for example:

•
inability to generate sufficient preclinical or other in vivo or in vitro data to support the initiation of clinical studies;
•
delays in reaching a consensus with regulatory agencies on study design and obtaining regulatory authorization to commence clinical trials;
•
obtaining sufficient quantities of starting materials, intermediate materials and our product candidates for use in preclinical studies and clinical trials from third-party suppliers on a timely basis; and
•
delays due to the COVID-19 pandemic, including the implementation of remote work policies, or reduced workforce resulting from illness, or delays at our third-party contract research organizations (CROs) throughout the world, due to similar restrictions imposed by governments or reduced workforce resulting from illness.

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

We enlist various technologies and capabilities that give us chemical access to challenging sites on target proteins that generally are not accessible using conventional small molecule drug discovery approaches. For each target, we consider the specific structural, physico-chemical, functional and dynamic properties of the target and deploy the approach or approaches that appear most likely to yield viable development candidates. The “Rule of 5” is a set of criteria used in pharmaceutical drug development to determine whether chemical compounds have certain physico-chemical properties that make them likely to be orally active drugs in humans. In some instances, the compounds we discover and develop are traditional small molecules (i.e., less than 500 daltons) with properties that generally satisfy conventional pharmaceutical “Rule of 5” criteria, while in other cases, they are larger (i.e., more than 500 daltons) “Beyond Rule of 5” (BRo5) compounds that do not satisfy these criteria. For example, our mTORC1 program and our RAS(ON) Inhibitors each include pursuit of BRo5 compounds.

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

These and other risks related to our research and development of BRo5 small molecules may result in delays in development, an increase in development costs and/or the failure to develop any BRo5 small molecule to approval. As a result, our competitors may develop products more rapidly and cost effectively than we do if they are able to target the same indications as our product candidates using conventional small molecules. In particular, competitors may develop and commercialize a product that competes with a RAS(ON) Inhibitor product candidate we may develop.

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

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we may desire to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the prospects for our product candidates.

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

We may experience delays in completing our clinical trials or preclinical studies and initiating or completing additional clinical trials. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

•
actions by regulators, Institutional Review Boards (IRBs) or ethics committees, which may cause us or our investigators to not commence or conduct a clinical trial at a prospective trial site or at all sites and cause us to pause or stop an in-process clinical trial;
•
delays in reaching, or failing to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations (CROs);
•
the number of patients required for clinical trials being larger than we anticipate;
•
difficulty enrolling a sufficient number of patients for our clinical trials or enrollment in these clinical trials being slower than we anticipate, including in both cases because appropriate patients must have the relevant mutations in the signaling pathways our therapies are designed to target;
•
participants dropping out of these clinical trials or failing to return for post-treatment follow-up at a higher rate than we anticipate;
•
patients not complying with our clinical trial protocols, particularly with respect to intermittent dosing, which we are evaluating for our product candidates;
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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ethics committees of the institutions in which any such trial is being conducted, by the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our product candidates.

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

Our clinical trial sites may be affected by the COVID-19 pandemic due to prioritization of hospital resources toward the COVID-19 pandemic, travel or quarantine restrictions imposed by governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. We are aware that several clinical sites involved in our clinical studies temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future.

These developments may delay our clinical trial timelines. Our clinical trials currently permit patients to receive COVID-19 vaccines while they are on study. The potential impact of our candidates on the safety and efficacy of COVID-19 vaccines, and the potential impact of COVID-19 vaccines on the safety and efficacy of our candidates is unknown at this time, but it is possible that adverse impacts will negatively affect our clinical trials.

Some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct clinical trials and CROs that we may utilize may be impacted by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these trials.

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

From time to time, we may disclose interim data from our clinical trials. For example, we have reported interim Phase 1 single agent clinical data for RMC-6236, RMC-5552 and RMC-4630. In each case, this interim data included a limited number of patients and time of exposure to the study drug. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more data on existing patients become available. Our clinical trial program is ongoing, and the final results may be materially different from those reflected in any interim data we report.

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

In addition, our clinical trials will compete with approved therapies, including sotorasib and adagrasib, as well as other clinical trials for product candidates that are in the same therapeutic areas (and that seek to evaluate patients with cancer cells having the same mutations, particularly with patients having KRASG12C or KRASG12D mutations as our current and potential future product candidates. This competition and competition with approved therapies will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to pursue a treatment regime using an approved therapy or enroll in a trial conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites. Moreover, because our current and potential future product candidates may represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our ongoing or any future clinical trials.

The clinical trial sites for our clinical studies may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. We are aware that several clinical sites involved in our clinical studies temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future. These developments may delay our clinical trial timelines. Some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct clinical trials and CROs that we may utilize may be impacted by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these trials.

In addition, the ongoing armed conflict between Russia and Ukraine or related actions may affect European clinical sites for our clinical studies. See the risk factor entitled “The ongoing armed conflict between Russia and Ukraine and resulting actions could adversely affect our business, financial condition and results of operations” for a further description of risks related to this conflict.

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

For example, the safety data we released for RMC-6236-001 and that we released in 2020 for both our RMC-4630-01 and RMC-4630-02 trials all included both serious adverse events (SAEs) and other adverse events (AEs), including the grade 4 adverse event of bowel perforation (also considered a serious adverse event) reported for RMC-6236-001.

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

Furthermore, certain of our product candidates are currently being, and may in the future be, co-administered with approved or experimental therapies. These combinations may have additional side effects, including those that could lead us to discontinue the studies. The uncertainty resulting from the use of our product candidates in combination with other therapies may make it difficult to accurately predict side effects in future clinical trials.

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

We are currently developing, and may in the future develop, our product candidates in combination with other therapies, which exposes us to additional risks.

The development of RMC-4630 has included combinations with Amgen’s KRASG12C(OFF) inhibitor sotorasib, Mirati’s KRASG12C(OFF) inhibitor adagrasib and Merck’s PD-1 inhibitor pembrolizumab, and we may in the future, develop our product candidates in combination with one or more approved cancer therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

We or our collaborators may also evaluate our current or future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States or with approved cancer therapies at an unapproved dose and/or schedule, and/or with approved cancer therapies in unapproved indications. For example, we have agreed to provide RMC-4630 to the Netherlands Cancer Institute to support their evaluation of RMC-4630 in combination with Eli Lilly’s ERK inhibitor LY3214996. We will not be able to market and sell any product candidate we develop in combination with any such cancer therapies, outside existing approved labels that do not ultimately obtain marketing approval.

If the FDA or similar regulatory authorities outside of the United States do not approve the drugs we choose to evaluate in combination with or any product candidate we develop or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, these drugs, we may be unable to obtain approval of or market or any product candidate we develop.

In addition, prior to the effectiveness of the termination of the Sanofi Agreement in June 2023, Sanofi primarily controls the research and development activities of our SHP2 inhibitors, including RMC-4630, pursuant to the terms of the Sanofi Agreement, and may disagree with us regarding which other therapies should be evaluated in combination with RMC-4630. As a result of any such disagreement, our completion of a trial in combination with our preferred combination product candidate may be delayed or prevented.

We face significant competition, and if our competitors develop and market products that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.

The life sciences industry is highly competitive. We are currently developing therapies that will compete, if approved, with other products and therapies that currently exist or are being developed. Products we may develop in the future are also likely to face competition from other products and therapies, some of which we may not currently be aware of. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other research institutions. Many of our competitors have significantly greater financial, manufacturing, marketing, product development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining marketing approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or marketing approval or discovering, developing and commercializing products in our field before we do.

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

There are several programs in clinical development targeting SHP2, including those being conducted by Betta Pharmaceuticals Co., Ltd., Erasca, Inc., Etern BioPharma (Shanghai) Co. Ltd., Genhouse Bio Co. Ltd., HUYA Bioscience, InnoCare Pharma Ltd., Jacobio Pharmaceuticals Co. Ltd. (licensed to AbbVie Inc.), Nanjing Sanhome Pharmaceutical, Navire Pharma, Inc., a BridgeBio company (licensed to Bristol-Myers Squibb Company, Inc.), Novartis AG, Pfizer, Inc., and Relay Therapeutics Inc. (licensed to Roche). There are several programs in clinical development targeting KRASG12C, including programs directed at KRASG12C (OFF) being conducted by Amgen Inc., Betta Pharmaceuticals Co., Ltd., Boehringer Ingelheim, D3 BIO, Inc., Eli Lilly, Genhouse Bio Co. Ltd., HUYA Bioscience, InnoCare Pharma Ltd., Innovent Biologics, Inc., InventisBio, Jacobio Pharmaceuticals Co. Ltd., Merck, Sharpe & Dohme LLC, Mirati Therapeutics, Inc., Novartis AG, Roche, Shanghai YingLi Pharmaceutical, Suzhou Genhouse Bio and Suzhou Zelgen Biopharmaceuticals. There are also several clinical programs directed at KRASG12D, including those being conducted by Astellas Pharma Inc., Jiangsu Hengrui Pharmaceuticals Company Ltd. and Mirati Therapeutics, Inc. Other clinical programs directed at mutant RAS are being conducted, including those by Alaunos Therapeutics, Inc., Elicio Therapeutics, Gritstone bio, Inc., Moderna, Inc., Silenseed Ltd. and Targovax ASA. The above list includes corporate competitors that we are currently aware of and that are currently conducting clinical trials or marketing in geographies where we currently anticipate conducting clinical trials for our product candidates. However, companies operating in other geographies and smaller and other early-stage companies may also prove to be significant competitors. In addition, academic research departments and public and private research institutions may be conducting research on compounds that could prove to be competitive.

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

We have limited technical, managerial and financial resources to determine which of our RAS(ON) Inhibitors should be advanced into further preclinical development, initial clinical trials, later-stage clinical development and potential commercialization. From our RAS(ON) Inhibitors, we have selected RMC-6236, our inhibitor of multiple RAS variants, which we refer to as RASMULTI(ON), RMC-6291, our inhibitor targeting KRASG12C(ON) and RMC-9805, our inhibitor targeting KRASG12D(ON) as the first candidates for clinical evaluation. In selecting these or other development candidates, we may make incorrect determinations. Our decisions to allocate our research and development, management and financial resources toward particular development candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate development programs may also be incorrect and could cause us to miss valuable opportunities.

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

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. However, the advancement of this product candidate may ultimately prove to be unsuccessful or less successful than another program in our pipeline that we might have chosen to pursue on a less aggressive basis. Our estimates regarding the potential market for our product candidates could be inaccurate, and our spending on current and future research and development programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. For example, we licensed worldwide development and commercialization rights with respect to RMC-4630 to Sanofi and under the terms of the Sanofi Agreement, which has been terminated effective as of June 2023, we receive only milestone payments, an equal share of profits and losses in the United States and royalties on annual net sales of each product outside the United States. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

Insurance coverage is increasingly expensive. We may not be able to maintain insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise, if at all. Our insurance policy contains various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any current or future collaborator entitle us to indemnification against losses, such indemnification is limited and may not be available or adequate should any claim arise.

The ongoing armed conflict between Russia and Ukraine and resulting actions could adversely affect our business, financial condition and results of operations.

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

We cannot predict the progress or outcome of the military conflict in Ukraine, whether it will expand or its impacts in Ukraine, Russia, Europe, the United States or the rest of the world. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any such disruption may also magnify the impact of other risks described in Item 1A.

Healthcare legislative reform measures may significantly impact our business and results of operations.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. If a prolonged government shutdown occurs or FDA experiences other delays, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a negative impact on our business.

Separately, in response to the COVID-19 pandemic, the FDA announced its intention to postpone most inspections of foreign and domestic manufacturing facilities and products at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus, including as a result of the emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting business as usual or conducting inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material effect on our business.

We are subject to stringent privacy laws, information security policies and contractual obligations governing the use, processing and transfer of personal information.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials in the United States and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a negative impact on our business.

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

Further, various states have implemented certain data privacy and security laws and regulations that impose restrictive requirements regulating the use and disclosure of health-related and other personal information. California enacted the California Consumer Privacy Act (CCPA), which creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA went into effect on January 1, 2020, and became enforceable by the California Attorney General on July 1, 2020. Further, the California Privacy Rights Act (CPRA) was approved by California voters in the November 3, 2020 election and generally went into effect on January 1, 2023. The CPRA significantly amends the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado, Utah and Connecticut, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

The collection and use of personal data in the EU and the European Economic Area (EEA), are governed by the GDPR. The GDPR imposes stringent requirements for controllers and processors of personal data. The GDPR applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals located in the EEA, such as in connection with any EEA clinical trials. GDPR regulations may impose additional responsibility and liability in relation to the personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. This may be onerous and may interrupt or delay our development activities. If we or our vendors fail to comply with the GDPR and the applicable national data protection laws of the EU or EEA member states, or if regulators assert we have failed to comply with these laws, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR also imposes strict rules on the transfer of personal data out of the EU and the EEA to the United States and other third countries. In July 2020, the Court of Justice of the European Union (CJEU) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (SCCs). In March 2022, the United States and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-U.S. Data Privacy Framework has not been implemented beyond an executive order signed by President Biden in October 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the July 2020 CJEU decision have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services and the geographical location or segregation of our relevant systems and operations. Further, we must comply with both the GDPR and the UK GDPR, which together with the UK Data Protection Act 2018, retains the GDPR in United Kingdom national law. The UK GDPR mirrors the fines under the GDPR, i.e. fines up to the greater of £17.5 million or 4% of global turnover. We may incur liabilities, expenses, costs and other operational losses under the GDPR and privacy laws of the applicable EU and EEA Member States and the United Kingdom in connection with any measures we take to comply with them. As we continue to expand into other foreign countries and jurisdictions, we may also be subject to additional laws and regulations that may affect how we conduct business.

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

Our business and operations, or those of our CROs or third parties, may suffer in the event of computer system failures, cyberattacks or deficiencies in our cybersecurity, which could materially affect our results.

We receive, generate and store significant and increasing volumes of sensitive information, such as health information, insurance information and other potentially personally identifiable information. We face a number of risks relative to protecting the computer systems we rely on and this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification and the risk of our being unable to adequately monitor, audit and modify our controls over our critical information. This risk extends to the computer systems and information of any collaboration partners, medical institutions, clinical investigators, CROs, contract laboratories, or other third parties involved in our business.

Despite the implementation of security measures, our information technology systems, as well as those of CROs or other third parties with which we have relationships, are vulnerable to attack and damage from computer viruses and malware (e.g., ransomware), unauthorized access, natural and manmade disasters, terrorism, war and telecommunication and electrical failures, malfeasance by external or internal parties, and human error (e.g., social engineering, phishing). Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the technologies used to obtain unauthorized access to, or to sabotage or disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. We may not be able to anticipate all types of security threats, and even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our and our service providers’ employees who are (and may continue to be) working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. The White House, SEC and other regulators have also increased their focus on companies’ cybersecurity vulnerabilities and risks.

We, our CROs and certain of our other service providers are from time to time, subject to cyberattacks and security incidents. While we have not to our knowledge experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our or our critical third parties’ operations, it could result in delays and/or material disruptions of our research and development programs, our operations and ultimately, our financial results. For example, the loss of trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also adversely impact our business. Further, due to the current political uncertainty involving Russia and Ukraine, there is an increased likelihood that the tensions could result in cyberattacks or cybersecurity incidents that could either directly or indirectly impact our or our critical third parties’ operations. To the extent that any disruption or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability due to delays in the development and commercialization of our product candidates or other business activities and/or due to reputational harm, litigation, regulatory investigations and enforcement, fines and penalties, or increased costs of compliance and system remediation.

Our existing general liability and cyber liability insurance policies may not cover, or may cover only a portion of, any potential claims related to security breaches to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage of any future claim. If the information technology systems of our CROs or other service providers become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

Risks related to reliance on third parties

We are a party to a collaboration agreement with Sanofi, which has been terminated effective as of June 2023. Until the effectiveness of this termination, we are dependent on our collaboration with Sanofi for the development of RMC-4630 and must successfully manage the transition of all rights, obligations and activities under the agreement from Sanofi to us.

In June 2018, we entered into a collaborative research, development and commercialization agreement with Sanofi (the Sanofi Agreement), focused on researching, developing and commercializing SHP2 inhibitors as cancer therapies and potentially other indications. In December 2022, Sanofi terminated the Sanofi Agreement for convenience, effective as of June 2023. Prior to the effectiveness of this termination, Sanofi will continue to exert control over our SHP2 inhibitor-related research and development activities pursuant to the terms of the Sanofi Agreement, and our lack of control over these activities, including with respect to RMC-4630, could result in delays or other difficulties in the development and commercialization of product candidates, which may prevent completion of intended NDA filings in a timely fashion, if at all. Any dispute with Sanofi, including with respect to the termination of the Sanofi Agreement and the transition of the activities thereunder, may result in the delay or termination of the research, development or commercialization of RMC-4630 or other SHP2 inhibitor product candidates, and may result in costly litigation that diverts management attention and resources away from our day-to-day activities. For example, we plan to evaluate RMC-4630 in combination with other therapies (which may include product candidates from our pipeline), and Sanofi may disagree with us regarding which other therapies should be evaluated in combination with RMC-4630. As a result of this disagreement, our completion of a trial in combination with our preferred combination product candidate may be delayed or prevented.

In connection with the termination of the Sanofi Agreement, we must transition all rights, obligations and activities occurring as part of the collaboration (including those conducted by third parties on behalf of Sanofi) to us, which is a complex and challenging process. Our inability to successfully manage this transition, or to do so on a timely basis, may adversely impact our SHP2 development efforts.

In addition, following the effectiveness of the termination of the Sanofi Agreement, we will no longer receive any research and development funding, milestone payments, profit share payments, royalty payments and other benefits under that agreement. Termination of the Sanofi Agreement may require us to seek additional funding in order to avoid delaying, reducing the scope of, or suspending, one or more of our research and development programs or clinical trials. In addition, Sanofi’s decision to terminate the Sanofi Agreement may negatively impact public perception of RMC-4630, or all of the SHP2 program covered by the Sanofi Agreement. For more information regarding the Sanofi Agreement, see “Business—Collaboration agreement with Sanofi.”

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

We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators. For example, under the Sanofi Agreement, we granted worldwide exclusive rights under our intellectual property to Sanofi for SHP2 inhibitors, and during the term of the agreement, which has been terminated effective as of June 2023, we are restricted from granting similar rights to other parties. This exclusivity could limit our ability to enter into collaborations with future collaborators.

In addition, business combinations among large pharmaceutical companies have in the past and may in the future result in a reduced number of potential future collaborators.

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

We rely on third parties to conduct the clinical trials for the product candidates we develop. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize our product candidates.

We do not have the ability to independently conduct clinical trials. We and any collaboration partners who may conduct clinical trials involving our product candidates rely on medical institutions, clinical investigators, CROs, contract laboratories, and other third parties to conduct or otherwise support these clinical trials, all of which we refer to herein as our clinical trials. We and our collaborators rely heavily on these parties for execution of clinical trials and control only certain aspects of their activities. In addition, we have limited control over the activities of our collaborators who may conduct clinical trials involving our product candidates. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties or criminal prosecution.

We, our collaborators and the other third parties involved in our clinical trials are required to comply with regulations and requirements, including GCP, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces GCP requirements through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we, our collaborators or other third parties fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA may determine that any of our current or future clinical trials do not comply with GCP. In addition, our clinical trials must be conducted with product candidates produced under cGMP regulations. Our failure or the failure of third parties to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process and could also subject us to enforcement action. We also are required to register certain ongoing clinical trials and provide certain information, including information relating to the trial’s protocol, on a government-sponsored database, ClinicalTrials.gov, within specific timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

We have participated and in the future may participate in clinical collaborations where a partner is responsible for conduct of a clinical trial involving our product candidates. These collaborators may be commercial entities, such as Amgen’s Phase 1b trial evaluating the combination of RMC-4630 and the KRASG12C(OFF) inhibitor sotorasib in Amgen’s CodeBreaK 101c study, Sanofi’s Phase 1/2 trial evaluating the combination of RMC-4630 and Merck’s PD-1 inhibitor pembrolizumab and the Phase 1/2 study of RMC-4630 in combination with Mirati Therapeutics’ KRASG12C(OFF) inhibitor, adagrasib, or investigator-sponsored or initiated studies that use our product candidates, such as the Netherlands Cancer Institute's study of the combination of RMC-4630 with Eli Lilly’s investigational ERK inhibitor (LY3214996) and UCSF’s Phase 1/1b trial of RMC-5552. Although we intend to design the clinical trials for our product candidates, or be involved in the design when other parties sponsor the trials, because these collaborators will have primary responsibility for the conduct of these trials, many important aspects of our clinical development for these trials, including their conduct and timing, is outside of our direct control.

Our reliance on third parties to conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with third parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Third parties may:

•
have staffing difficulties;
•
fail to comply with contractual obligations;
•
experience regulatory compliance issues;
•
have incentives that are different than ours;
•
undergo changes in priorities or become financially distressed; or
•
form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If the CROs or other third parties involved in our clinical trials do not perform these trials in a satisfactory manner, breach their obligations to us or our collaborators or fail to comply with regulatory requirements, the development, marketing approval and commercialization of our product candidates may be delayed, we may not be able to obtain marketing approval and commercialize our product candidates, or our development program may be materially and irreversibly harmed. If we are unable to rely on clinical data collected by third parties involved in our clinical trials, we could be required to repeat, extend the duration of, or increase the size of our clinical trials and this could significantly delay commercialization and require significantly greater expenditures.

If any of our relationships with our CROs or other third parties involved in our clinical trials terminate, we may not be able to enter into arrangements with alternative CROs or other third parties on commercially reasonable terms, or at all. If CROs or other third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain are compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such CROs or other third parties are associated with may be extended, delayed or terminated, and we may not be able to obtain marketing approval for or successfully commercialize our product candidates.

The clinical trial sites for our clinical studies may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. We are aware that several clinical sites involved in our clinical studies temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future. These developments may delay our clinical trial timelines. Some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct clinical trials and CROs that we may utilize may be impacted by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these trials.

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

We do not own or operate manufacturing facilities for the production of preclinical, clinical or commercial supplies of the product candidates that we are developing or evaluating in our development programs. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities to manufacture any of our product candidates on a preclinical, clinical or commercial scale. We rely on third parties for supply of our preclinical and clinical drug supplies (including key starting and intermediate materials), and our strategy is to outsource all manufacturing of our product candidates and products to third parties.

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

Our success depends in significant part on our ability and the ability of our collaborators to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our product candidates and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. If we and our collaborators are unable to obtain and maintain sufficient intellectual property protection for our product candidates or the product candidates that we may identify, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize product candidates similar or identical to ours, and our ability (and the ability of our collaborators) to successfully commercialize the product candidates that we (and our collaborators) may pursue may be impaired. Our patent coverage with respect to our clinical and preclinical programs is limited, and we can provide no assurance that any of our current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. Failure to obtain such issued patents could negatively impact our ability to develop or commercialize any of our product candidates or technology.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office (the USPTO) or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others, or other proceedings in the USPTO or applicable foreign offices that challenge priority of invention or other features of patentability. An adverse determination in any such submission, proceeding or litigation could result in loss of exclusivity or freedom to operate, patent claims being narrowed, invalidated or held unenforceable, in whole or in part, or limits of the scope or duration of the patent protection of our product candidates, all of which could limit our ability to stop others from using or commercializing similar or identical product candidates or technology to compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates, or could negatively impact our ability to raise funds necessary to continue our research programs or clinical trials. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

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

In addition, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications or to maintain, defend and enforce the patents that we license to or from third parties, and we may have to rely on our partners to fulfill these responsibilities. For example, in June 2018, we entered into the Sanofi Agreement, wherein we exclusively licensed the worldwide rights in our SHP2 inhibitor program, including RMC-4630, to Sanofi. The Sanofi Agreement has been terminated effective as of June 2023. Although we have review and comment rights regarding patent prosecution decisions while the agreement remains in effect, Sanofi retains ultimate decision-making control, as well as the sole and exclusive right to enforce infringement of or defend claims against patents that relate to SHP2 inhibitor products licensed to it pursuant to the Sanofi Agreement. Consequently, any such licensed patents and applications may not be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. In connection with the termination of the Sanofi Agreement, we will regain all decision-making and operational rights with respect to patents and applications solely owned by us, except as necessary to permit Sanofi to perform any surviving obligations under the Sanofi Agreement. The failure to successfully manage the transition from Sanofi to us of these patent rights and patent rights of patents and applications jointly owned with Sanofi or solely owned by Sanofi may negatively impact our ability to effectively manage our patent portfolio.

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

In 2012, the European Patent Package (the EU Patent Package) regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (the UPC), for litigation involving European patents. Implementation of the EU Patent Package is planned for June 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Under the EU Patent Package, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits, if any, of the new unified court.

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

We rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information (including unpatented know-how associated with Warp Drive Bio) and to maintain our competitive position. Trade secrets and know-how can be difficult to protect. We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. We cannot guarantee that we have entered into these agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. Despite our efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary information will be effective.

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

As of December 31, 2022, we had 246 full-time employees, including 202 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we operate as a public company, we expect to need additional managerial, research and development, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of marketing approval, clinical management and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of any current or future product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could negatively impact our business.

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

Our corporate headquarters and other facilities are located in the San Francisco Bay Area, which in the past has experienced both severe earthquakes and wildfires. We do not carry earthquake insurance. Earthquakes, wildfires or other natural disasters could severely disrupt our operations, and negatively impact our business.

If a natural disaster, power outage, outbreak of disease, or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. As an example, our operations have been impacted as a result of the COVID-19 pandemic, as described in the risk factor entitled “The COVID-19 pandemic, or other epidemic and pandemic diseases or governmental or other actions taken in response to them, could significantly disrupt our business.” The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could negatively impact our business.

Furthermore, integral third parties used in our activities and in our supply chain are similarly vulnerable to natural disasters, outbreak of disease, or other sudden, unforeseen and severe adverse events. If such an event were to affect our activities or our supply chain, it could negatively impact our business.

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

As of December 31, 2022, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 8.4% of our outstanding common stock. As a result, these stockholders, if they act together, may be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

As of December 31, 2022, 17.8 million shares of common stock that are either subject to outstanding options or restricted stock units reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, as of December 31, 2022, holders of approximately 2.1 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could impact the market price of our common stock.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes has been limited by “ownership changes” and may be further limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of our public offerings or other changes in our stock ownership (some of which are not in our control). Use of our federal and state net operating loss carryforwards have been limited as a result of ownership changes and could be further limited if we experience additional ownership changes.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any state law derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, any action to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause or causes of action under the Securities Act. Such provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such a compliant and any other professional or entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

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

Outbreaks of epidemic, pandemic or contagious diseases, such as the recent SARS-CoV-2 virus, or coronavirus, which causes COVID-19 or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome or the H1N1 virus, could significantly disrupt our business. These outbreaks pose the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time due to spread of the disease within these groups, or due to restrictions that may be requested or mandated by governmental authorities. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of all or part of our facilities and the facilities of our partners, clinical trial sites, service providers, suppliers or contract manufacturers. As the COVID-19 pandemic evolves and spreads, both across the United States and through the world, we continue to actively monitor the impact that COVID-19 is having and may have on our business. The pandemic and the measures taken by governmental authorities could disrupt and delay our ongoing clinical trials, our preclinical activities, the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials and otherwise significantly disrupt our business.

As a result of the COVID-19 pandemic, the state of California, where our corporate offices are located, and many counties where our offices are located or our employees reside, previously issued and may in the future issue orders for all residents to remain at home, except as needed for essential activities, and have placed restrictions on the scope and conduct of business activities. We have taken steps to ensure the safety of our patients and employees, while working to ensure the sustainability of our business operations as this unprecedented situation continues to evolve. As a result, we have implemented policies that require or permit many of our employees to work remotely. Some of these policies may continue for an indefinite period and may become more restrictive in response to developments related to the pandemic and the associated governmental responses. We continue to evaluate the impact of COVID-19 on the healthcare system and work with healthcare providers supporting our clinical studies to mitigate risk to patients while taking into account regulatory, institutional, and government guidance and policies.

The clinical trial sites for our clinical studies may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel, quarantine or other restrictions imposed by governments, and the inability to access sites for initiation and patient monitoring and enrollment. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. We are aware that several clinical sites involved in our clinical studies temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future. These developments may delay our clinical trial timelines. Our clinical trials currently permit patients to receive COVID-19 vaccines while they are on study. The potential impact of our candidates on the safety and efficacy of COVID-19 vaccines, and the potential impact of COVID-19 vaccines on the safety and efficacy of our candidates is unknown at this time, but it is possible that adverse impacts will negatively affect our clinical trials.

Although we are currently not aware of any material impacts on our supply chain of our current or potential product candidates as a result of the COVID-19 pandemic, some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests and clinical trials and CROs that we may utilize may be impacted by COVID-19, and should they experience continued disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing clinical trials. Furthermore, the spread of the virus may affect the operations of key governmental agencies, such as the FDA, which may delay the development of our product candidates. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver components or raw materials on a timely basis or at all. Such events may result in a period of business disruption, and in reduced operations, or doctors and medical providers may be unwilling to participate in our clinical trials.

In addition, a significant outbreak of epidemic, pandemic or contagious diseases in the human population, such as the global COVID-19 pandemic, could result in a widespread health crisis and adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our current or future products.

While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a continuing widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could negatively impact the price of our common stock.

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

Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. In order to report our results of operations and financial statements on an accurate and timely basis, we will depend on third party vendors to provide timely and accurate notice of their costs to us. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Select Market or other adverse consequences.

If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.

We have issued in the past, and may from time to time issue, additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, on November 10, 2021, we entered into a sales agreement with Cowen to sell shares of common stock, from time to time, with aggregate gross sales proceeds of up to $250.0 million, through an at-the-market equity offering program under which Cowen acts as our sales agent. As of December 31, 2022, we have completed sales totaling $61.7 million in gross proceeds pursuant to this program. After deducting commissions and expenses of $1.7 million, net proceeds to us were $60.0 million. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

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

Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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

On February 23, 2022, there were 45 holders of record of our common stock. We believe the actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on February 13, 2020 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2022. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Recent sales of unregistered securities

None.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Repurchased Under the Plans or Programs
October 1, 2022 to October 31, 2022	—	$—	—	—
November 1, 2022 to November 30, 2022	272	4.47	—	—
December 1, 2022 to December 31, 2022	—	—	—	—
Total	272	$4.47	—	—

All of the shares repurchased, as reflected in the table above, were repurchases of unvested shares of our common stock that had been issued upon early exercise of stock options. Upon termination of employment of a person holding unvested shares, we are entitled to repurchase the unvested shares.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our research and development pipeline comprises RAS(ON) inhibitors that bind directly to RAS variants, which we refer to as RAS(ON) Inhibitors, and RAS companion inhibitors that target key nodes in the RAS pathway or associated pathways, which we refer to as RAS Companion Inhibitors. Our RAS Companion Inhibitors (e.g., SHP2, mTORC1 and SOS1 inhibitors) are designed primarily for combination treatment strategies involving one or more therapeutic agents, which may include our RAS(ON) Inhibitors. Our long-term goal is to combine our RAS(ON) Inhibitors with selected RAS Companion Inhibitors or other therapies on behalf of patients based on molecular tumor features.

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

A monotherapy dose-escalation study of RMC-6236 is ongoing and, based on early observations from this study, we believe that RMC-6236 is orally bioavailable and has achieved dose-dependent exposures in patients that are consistent with our preclinical projections. The compound has been generally well-tolerated, including at dose levels at which we have observed clear signals of anti-tumor activity. We continue in dose escalation and we currently expect to provide additional evidence of first-in-class single agent activity for this compound in mid-2023.

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

A monotherapy dose-escalation study of RMC-6291 is ongoing and, based on early observations from this study, we believe that RMC-6291 is orally bioavailable in patients, that it is exhibiting pharmacokinetics consistent with our expectations based on preclinical experiments and that we are dosing the compound in a pharmacologically active range with acceptable safety and tolerability. We currently expect to provide preliminary evidence of a superior profile for this compound in the second half of 2023.

RMC-9805

RMC-9805 is designed as a first-in-class, potent, oral and selective, tri-complex inhibitor of KRASG12D(ON). It is designed to exhibit low nanomolar potency for suppressing RAS pathway signaling and growth of KRASG12D-bearing cancer cells and is engineered to covalently inactivate KRASG12D irreversibly. We currently expect to announce dosing of the first patient in a monotherapy dose-escalation study of this compound in mid-2023.

Additional RAS(ON) Inhibitors

Beyond this first wave of RAS(ON) Inhibitors, we have other RAS(ON) Inhibitor compounds currently in our research and development pipeline, including our development candidate RMC-8839, which is designed as a first-in-class, potent, oral and selective, covalent tri-complex inhibitor of KRASG13C(ON) and RMC-0708, which is designed as a first-in-class, potent, oral and selective, non-covalent tri-complex inhibitor of KRASQ61H(ON). RMC-8839 is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of KRASG13C-bearing cancer cells and is engineered to covalently inactivate KRASG13C for irreversible inhibition. RMC-0708 is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of KRASQ61H-bearing cancer cells and is engineered for selective inhibition of KRASQ61H over other RAS isoforms via non-covalent binding interactions. We are pursuing pipeline expansion programs focused on KRASG12R, KRASG12V, KRASG13D, RASQ61X and other targets.

RAS Companion Inhibitors

RMC-4630

Our RAS Companion Inhibitor RMC-4630 is designed as a potent and selective inhibitor of SHP2, a central node in the RAS signaling pathway. RMC-4630 is being evaluated in a Phase 1/2 clinical program. In 2018, we entered into a collaborative research, development and commercialization agreement with Aventis, Inc. (an affiliate of Sanofi) (the Sanofi Agreement) with respect to SHP2 inhibitors, including RMC-4630. The Sanofi Agreement has been terminated effective as of June 2023, and following the effectiveness of termination, we will regain all global rights granted under the Sanofi Agreement (except as necessary to permit Sanofi to perform any surviving obligations under the Sanofi Agreement), including decision-making regarding research and development, and rights to all commercial proceeds, from RMC-4630.

Our highest priority hypothesis regarding RMC-4630 is that it can deliver additional clinical benefit to patients with RAS-addicted tumors treated with a RAS inhibitor. Below is a list of the clinical studies of RMC-4630 in combination with RAS inhibitors:

•
an Amgen-sponsored Phase 1b study of RMC-4630 in combination with Amgen’s KRASG12C(OFF) inhibitor, sotorasib (LUMAKRAS(R));
•
RMC-4630-03, a Phase 2 study of RMC-4630 in combination with sotorasib that we are sponsoring under a clinical trial collaboration and supply agreement with Amgen; and
•
a Sanofi-sponsored Phase 1/2 study of RMC-4630 in combination with Mirati Therapeutics’ KRASG12C(OFF) inhibitor, adagrasib (KRAZATI(R)).

Amgen is currently evaluating RMC-4630 in a Phase 1b study in combination with Amgen’s KRASG12C(OFF) agent sotorasib in Amgen’s CodeBreaK 101c study. In August 2022, Amgen reported results from this study at the 2022 World Conference on Lung Cancer.

As a complement to the CodeBreaK 101c study, we are sponsoring RMC-4630-03, which is an additional global Phase 2 study of RMC-4630 in combination with sotorasib for patients with non-small cell lung cancer (NSCLC) carrying a KRASG12C mutation who have failed prior standard therapy and who have not previously been treated with a RAS inhibitor. We are sponsoring the RMC-4630-03 study under our global partnership with Sanofi and conducting the trial in collaboration with Amgen, which is supplying sotorasib globally under a clinical collaboration and supply agreement. We currently plan to provide topline data from this study in the second half of 2023.

Sanofi has sponsored a combination study under the Sanofi Agreement and under a clinical trial collaboration and supply agreement between Sanofi and Mirati to evaluate RMC-4630 (also known as SAR442720) in combination with Mirati’s KRASG12C(OFF) inhibitor, adagrasib. We expect that this study will be wound down in connection with the termination of the Sanofi Agreement.

There are also several clinical studies of RMC-4630 that do not involve combinations with RAS inhibitors:

•
RMC-4630-01, a Phase 1 study of RMC-4630 as monotherapy;
•
a Sanofi-sponsored Phase 1/2 study of RMC-4630 in combination with the PD-1 inhibitor pembrolizumab (Keytruda®), which we expect will be wound down in connection with the termination of the Sanofi Agreement and
•
a combination of RMC-4630 with an ERK inhibitor in patients with pancreatic cancer as part of an investigator-sponsored study by Netherlands Cancer Institute.

RMC-5552

Our RAS Companion Inhibitor RMC-5552 is designed as a selective inhibitor of hyperactivated mTORC1 signaling in tumors. We are evaluating RMC-5552 first as a monotherapy in a Phase 1 study (RMC-5552-001), and plan to evaluate RMC-5552 in combination with RAS inhibitors for patients with cancers harboring a RAS mutation and co-occurring mutations in the mTOR signaling pathway.

We have reported initial findings from the ongoing dose escalation portion of the RMC-5552-001 study and currently expect to provide additional evidence of single agent activity for this compound in 2023.

We have agreed to supply RMC-5552 to the Regents of the University of California on behalf of its San Francisco campus (UCSF) for an investigator-initiated Phase 1/1b trial by UCSF of RMC-5552 in patients with recurrent glioblastoma.

RMC-5845

Our RAS Companion Inhibitor RMC-5845 targets SOS1, a protein that plays a key role in converting RAS(OFF) to RAS(ON) in cells. RMC-5845 is intended for select combination therapies for certain genetically-defined tumors. This compound is ready for preparation of an IND based on our preclinical development. We continue to evaluate whether to advance RMC-5845 into clinical development in the context of other assets in our portfolio.

RMC-6236

Our RASMULTI(ON) Inhibitor, RMC-6236, is designed to inhibit essentially all RAS(ON) proteins, including normal or wild-type RAS proteins that may help augment oncogenic signaling to tumor cells that have a mutant RAS as a primary driver. Given this broad activity of RMC-6236, we believe it may also be useful as a RAS Companion Inhibitor and we may evaluate the potential benefit from combining RMC-6236 with a RAS inhibitor, including with a RAS(ON) mutant-selective inhibitor such as RMC-6291.

Collaboration agreement with Sanofi

In June 2018, we entered into the Sanofi Agreement with Aventis, Inc. (an affiliate of Sanofi) to research and develop SHP2 inhibitors, including RMC-4630, for any indications. The Sanofi Agreement was assigned to Genzyme Corporation, a Sanofi affiliate, in December 2018. For the purposes of this discussion, we refer to Genzyme Corporation as Sanofi. In December 2022, the Sanofi Agreement was terminated effective as of June 2023, and all rights and obligations described below will terminate and revert to us upon effectiveness of this termination, except as necessary to permit Sanofi to perform any surviving obligations under the Sanofi Agreement

Pursuant to the Sanofi Agreement, we granted Sanofi a worldwide, exclusive, sublicensable (subject to our consent in certain circumstances) license under certain of our patents and know-how to research, develop, manufacture, use, sell, offer for sale, import and otherwise commercialize SHP2 inhibitors, including RMC-4630, for any and all uses, subject to our exercise of rights and performance of obligations under the Sanofi Agreement. Such intellectual property exclusively licensed to Sanofi includes our interest under any of our solely-owned or jointly-owned inventions arising out of activities undertaken pursuant to the development of SHP2 inhibitor product candidates under the Sanofi Agreement.

Under the Sanofi Agreement, we have primary responsibility for early clinical development of RMC-4630 pursuant to an approved development plan. Sanofi is responsible to reimburse us for all internal and external costs and expenses to perform our activities under approved development plans, except for costs and expenses related to studies designated in the Sanofi Agreement as RevMed Studies, for which we will bear all costs and expenses, and for the RMC-4630-03 study, for which we have agreed that Sanofi will reimburse us for 50% of the costs and expenses. Unreimbursed costs borne by us for any RevMed Studies and for our 50% share of the RMC-4630-03 collaboration study are subject to future reimbursement by Sanofi through a buy-in payment pursuant to the terms of the Sanofi Agreement if they use data from a RevMed Study or the RMC-4630-03 study in support of a marketing approval application. There currently are no active RevMed Studies.

We are responsible for the manufacture of SHP2 inhibitors for Phase 1 and non-registrational Phase 2 clinical trials pursuant to an approved development plan, while Sanofi is responsible for manufacturing SHP2 inhibitors for all other clinical trials and commercial supply. Sanofi has the sole right and responsibility to perform all regulatory activities under the Sanofi Agreement, except with respect to certain trials conducted by us or otherwise conducted under our IND, including our current clinical trials evaluating RMC-4630.

Unless otherwise delegated to us by the joint commercialization committee, during the term of the Sanofi Agreement, Sanofi also has the sole right and responsibility for all aspects of the commercialization of SHP2 inhibitors in the world for any and all uses, at its expense, subject to our right to elect to co-promote SHP2 inhibitors in the United States. Sanofi agrees to provide us, and we agree to provide Sanofi, with research, development and commercialization updates through the joint committees.

During the term of the Sanofi Agreement, we may not, alone or with any affiliate or third party, conduct certain research activities with respect to, or develop or commercialize, any product that contains a SHP2 inhibitor outside of the Sanofi Agreement.

Pursuant to the Sanofi Agreement, we received an upfront payment of $50 million from Sanofi in July 2018. The Sanofi Agreement includes obligations for Sanofi to make certain milestone payments and royalty payments, all of which will expire upon effectiveness of termination of the Sanofi Agreement.

During the term of the Sanofi Agreement, Sanofi has the sole and exclusive right to file, prosecute and maintain any patents licensed to it pursuant to the Sanofi Agreement, as well as to enforce infringement of or defend claims against such patents that relate to SHP2 inhibitor products.

Upon effectiveness of the termination of the Sanofi Agreement, the licenses granted to Sanofi thereunder shall become fully paid-up, royalty-free, perpetual and irrevocable and all rights and obligations of Sanofi under the Sanofi Agreement will revert to us.

Through December 31, 2022, we have received an aggregate of $176.9 million from Sanofi, including the upfront payment and research and development expense reimbursements.

Financial Operations Overview

Collaboration revenue

Collaboration revenue consists of revenue under the Sanofi Agreement for our SHP2 program. We received a $50.0 million upfront payment from Sanofi in July 2018 and receive reimbursement for research and development services. The Sanofi Agreement is expected to terminate in June 2023.

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

Research and development expenses

We substantially rely on third parties to conduct our preclinical studies, clinical trials and manufacturing. We estimate research and development expenses based on estimates of services performed, and rely on third party contractors and vendors to provide us with timely and accurate estimates of expenses of services performed to assist us in these estimates. Research and development expenses consist primarily of costs incurred for the development of our product candidates and costs associated with identifying compounds through our discovery platform, which include:

•
expenses incurred under agreements with third-party contract organizations, investigative clinical trial sites that conduct research and development activities on our behalf and consultants;
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

Up to the termination date of the Sanofi Agreement, Sanofi is responsible to reimburse us for all internal and external costs and expenses to perform our activities under approved development plans, except for 50% of the RMC-4630-03 study. These reimbursements from Sanofi are recorded as collaboration revenue.

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

General and administrative expenses

General and administrative expenses consist primarily of personnel-related costs, consultants and professional services expenses, including legal, audit, accounting and human resources services, insurance, allocated facilities and information technology costs, and other general operating expenses not otherwise classified as research and development expenses. Personnel-related costs consist of salaries, benefits and stock-based compensation. Facilities costs consist of rent, utilities and maintenance of facilities. We expect our general and administrative expenses to increase for the foreseeable future due to anticipated increases in headcount and as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, the Nasdaq Global Select Market, investor relations activities and other administrative and professional services.

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

Results of operations

Comparison of the years ended December 31, 2022 and 2021

	Years Ended December 31,
	2022	2021	Increase/ (decrease)
	(in thousands)
Revenue:
Collaboration revenue	$35,380	$29,390	$5,990
Total revenue	35,380	29,390	5,990
Operating expenses:
Research and development	253,073	186,948	66,125
General and administrative	40,586	30,450	10,136
Total operating expenses	293,659	217,398	76,261
Loss from operations	(258,279)	(188,008)	(70,271)
Other income (expense), net:
Interest income	9,154	929	8,225
Interest expense	—	(12)	12
Total other income, net	9,154	917	8,237
Loss before income taxes	(249,125)	(187,091)	(62,034)
Benefit from income taxes	420	—	420
Net loss	$(248,705)	$(187,091)	$(61,614)

Collaboration revenue

Collaboration revenue consists of revenue under the Sanofi Agreement, which is expected to terminate in 2023. As a result of the expected termination of the agreement and development plan adjustments during the year, we revised our estimate of the accounting transaction price and increased our percentage of completion under the agreements with Sanofi, which resulted in total cumulative catch-up adjustments that increased collaboration revenue by $3.0 million for the year ended December 31, 2022.

In August 2021, we entered into a Letter Agreement with Sanofi to include RMC-4630-03 under the development plan for RMC-4630 and decided to no longer enroll new patients in RMC-4630-02. As a result of these development plan adjustments, we revised the estimate of the accounting transaction price and decreased our estimated percentage of completion under the agreements with Sanofi, and resulted in a cumulative catch-up adjustment that reduced collaboration revenue by $8.5 million for the year ended December 31, 2021.

Collaboration revenue increased by $6.0 million, or 20%, during the year ended December 31, 2022 compared to the same period in 2021. The increase was due to the cumulative catch-up adjustments resulting from the Sanofi Agreement termination and development plan adjustments, partially offset by lower reimbursable SHP2 program research and development costs under the Sanofi Agreement for the year ended December 31, 2022.

Research and development expenses

Research and development expenses increased by $66.1 million, or 35%, during the year ended December 31, 2022 compared to the same period in 2021. The increase in research and development expenses during the year ended December 31, 2022 was primarily due to a $16.1 million increase in third-party costs for our preclinical research portfolio, primarily driven by higher chemistry contract research organization, material sourcing and manufacturing costs; a $16.1 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $14.8 million increase in RMC-6236 costs, which commenced clinical trials in the second quarter of 2022; a $10.2 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; a $6.3 million increase in stock-based compensation; and a $5.2 million increase in RMC-6291 costs, which commenced clinical trials in the third quarter of 2022.

General and administrative expenses

General and administrative expenses increased by $10.1 million, or 33%, during the year ended December 31, 2022 compared to the same period in 2021. The increase in general and administrative expenses during the year ended December 31, 2022 was primarily due to an increase of $4.2 million in stock-based compensation expense; an increase of $3.9 million in salaries and other employee-related expenses due to increased headcount; a $0.7 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; and a $0.8 million increase in legal and accounting fees.

Interest income

Interest income increased by $8.2 million for the year ended December 31, 2022, compared to the same period in 2021 due to a larger cash, cash equivalents and marketable securities balance and higher interest rates.

Interest expense

Interest expense was zero for the year ended December 31, 2022 and less than $0.1 million for the year ended December 31, 2021.

Benefit from income taxes

Benefit from income taxes was $0.4 million for the year ended December 31, 2022 and zero for the year ended December 31, 2021 and related to net changes in the valuation allowance resulting from the Warp Drive acquisition.

Comparison of the years ended December 31, 2021 and 2020

	Years Ended December 31,
	2021	2020	Increase/ (decrease)
	(in thousands)
Revenue:
Collaboration revenue	$29,390	$42,983	$(13,593)
Total revenue	29,390	42,983	(13,593)
Operating expenses:
Research and development	186,948	132,252	54,696
General and administrative	30,450	21,428	9,022
Total operating expenses	217,398	153,680	63,718
Loss from operations	(188,008)	(110,697)	(77,311)
Other income (expense), net:
Interest income	929	2,238	(1,309)
Interest expense	(12)	(71)	59
Total interest income (expense), net	917	2,167	(1,250)
Loss before income taxes	(187,091)	(108,530)	(78,561)
Benefit from income taxes	—	371	(371)
Net loss	$(187,091)	$(108,159)	$(78,932)

Collaboration revenue

In August 2021, we entered into a Letter Agreement with Sanofi to include RMC-4630-03 under the development plan for RMC-4630 and ceased enrollment of new patients in RMC-4630-02. As a result of these development plan adjustments, we revised our estimate of the accounting transaction price and our percentage of completion under the agreements with Sanofi, which resulted in a cumulative catch-up adjustment that reduced collaboration revenue by $8.5 million for the year ended December 31, 2021.

Collaboration revenue decreased by $13.6 million, or 32%, during the year ended December 31, 2021 compared to the same period in 2020. The decreases in collaboration revenue during the year ended December 31, 2021 was primarily due to the cumulative catch-up adjustment and lower reimbursed manufacturing costs.

Research and development expenses

Research and development expenses increased by $54.7 million, or 41%, during the year ended December 31, 2021 compared to the same period in 2020. The increase in research and development expenses during the year ended December 31, 2021 was primarily due to a $34.5 million increase in third-party costs for our preclinical research portfolio, primarily driven by higher chemistry contract research organization, material sourcing and manufacturing costs; a $9.2 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs, a $7.0 million increase in stock-based compensation, and a $5.4 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount.

General and administrative expenses

General and administrative expenses increased by $9.0 million, or 42%, during the year ended December 31, 2021 compared to the same period in 2020. The increase in general and administrative expenses during the year ended December 31, 2021 was primarily due to an increase of $4.8 million in stock-based compensation expense; an increase of $2.3 million in salaries and other employee-related expenses due to increased headcount; and an increase of $0.8 million in insurance.

Interest income

Interest income decreased by $1.3 million for the year ended December 31, 2021, compared to the same period in 2020 due to lower interest rates.

Interest expense

Interest expense was less than $0.1 million for both years ended December 31, 2021 and 2020.

Benefit from income taxes

Benefit from income taxes was zero for the year ended December 31, 2021 and $0.4 million for the year ended December 31, 2020 and related to net changes in the valuation allowance resulting from the Warp Drive acquisition.

Liquidity and capital resources

In February 2020, we closed our IPO and issued 16,100,000 shares of our common stock at a price to the public of $17.00 per share for net proceeds of approximately $250.7 million, after deducting underwriting discounts and commissions of $19.2 million and expenses of $3.8 million.

In July 2020, we issued 6,900,000 shares of our common stock in an underwritten public offering at a price to the public of $26.00 per share for net proceeds of $167.8 million, after deducting underwriting discounts and commissions of $10.8 million and offering expenses of $0.8 million.

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

In July 2022, we issued 13,225,000 shares of our common stock in an underwritten public offering at a price to the public of $20.00 per share, for net proceeds of $248.1 million, after deducting underwriting discounts and commissions of $15.9 million and estimated offering expenses of $0.5 million.

During the year ended December 31, 2022, we sold an aggregate of 2,385,846 shares of common stock under the ATM resulting in gross proceeds of $51.3 million. After deducting commissions and expenses of $1.4 million, our net proceeds under the ATM were $49.9 million.

Our operations have been financed primarily by our public offerings of common stock, net proceeds of $230.6 million from the issuance of our preferred stock and $176.9 million received under the Sanofi Agreement for upfront payments and for research and development cost reimbursement.

As of December 31, 2022, we had $644.9 million in cash, cash equivalents and marketable securities.

As of December 31, 2022, we had an accumulated deficit of $701.3 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our product candidates and our preclinical research portfolio, and to a lesser extent, general and administrative expenditures. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue to advance our product candidates and preclinical research portfolio.

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
•
the successful wind-up of our collaboration with Sanofi, which has been terminated effective as of June 2023, including the continued reimbursement by Sanofi of our research and development costs for our SHP2 program in accordance with the Sanofi Agreement prior to the effectiveness of termination;
•
the cost of commercialization activities for any product candidates we develop, whether alone or in collaboration, including marketing, sales and distribution costs if any product candidate we develop is approved for sale;
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

We expect to need to obtain substantial additional funding in the future to continue the preclinical and clinical development of our current and future programs and to prepare for their potential commercialization. If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings and collaborations or licensing arrangements. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and if the debt is convertible into our common stock, the ownership interest of our stockholders may be diluted. If we are unable to raise capital, we may need to delay, reduce or terminate planned activities to reduce costs. Doing so will likely harm our ability to execute our business plans.

Cash flows

The following table summarizes our consolidated cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(224,401)	$(147,180)	$(100,064)
Investing activities	(24,116)	(142,117)	(234,233)
Financing activities	301,432	294,179	422,776
Net change in cash and cash equivalents	$52,915	$4,882	$88,479

Cash used in operating activities

During the year ended December 31, 2022, cash used in operating activities of $224.4 million was attributable to a net loss of $248.7 million partially offset by $37.8 million in non-cash charges and by a net change of $13.5 million in our operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation expense of $31.2 million, depreciation and amortization of $5.0 million, amortization of operating lease right-of-use asset of $4.6 million offset by net amortization of premium on marketable securities of $3.1 million. The change in operating assets and liabilities was primarily due to a $3.8 million increase in prepaid expenses and other current assets primarily resulting from the timing of prepayments made for research and development activities, a $14.5 million decrease in deferred revenue associated with the Sanofi Agreement, a $2.4 million decrease in operating lease liability, offset by a $7.3 million increase in accounts payable, $1.5 million increase in accrued expenses and other current liabilities and a $1.3 million decrease in accounts receivable.

During the year ended December 31, 2021, cash used in operating activities of $147.2 million was attributable to a net loss of $187.1 million partially offset by $31.2 million in non-cash charges and by net change of $8.7 million in our operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation expense of $20.7 million, depreciation and amortization of $4.2 million, net amortization of premium on marketable securities of $3.0 million and amortization of operating lease right-of-use asset of $3.2 million. The change in operating assets and liabilities was primarily due to an $11.0 million increase in accrued expenses and accounts payable partially offset by a $1.7 million decrease in deferred revenue associated with the Sanofi Agreement and a $1.5 million decrease in operating lease liability.

During the year ended December 31, 2020, cash used in operating activities of $100.1 million was attributable to a net loss of $108.2 million and a net change of $8.3 million in our operating assets and liabilities, partially offset by $16.4 million in non-cash charges. The non-cash charges primarily consisted of stock-based compensation expense of $8.9 million, depreciation and amortization of $3.7 million, net amortization of premium on marketable securities of $0.1 million and amortization of operating lease right-of-use asset of $2.9 million. The change in operating assets and liabilities was primarily due to an $11.3 million decrease in deferred revenue associated with the Sanofi Agreement partially offset by a $4.9 million increase in accrued expenses and other current assets.

Cash used in investing activities

During the year ended December 31, 2022, cash used in investing activities of $24.1 million was primarily comprised of purchases of marketable securities of $612.8 million and purchases of property and equipment of $10.8 million, offset by cash provided by maturities of marketable securities of $599.5 million.

During the year ended December 31, 2021, cash used in investing activities of $142.1 million was primarily comprised of purchases of marketable securities of $671.3 million and purchases of property and equipment of $6.5 million, offset by cash provided by maturities of marketable securities of $526.8 million and sale of marketable securities of $9.0 million.

During the year ended December 31, 2020, cash used in investing activities of $234.2 million was primarily comprised of purchases of marketable securities of $544.1 million and purchases of property and equipment of $2.9 million, partially offset by cash provided by maturities of marketable securities of $309.8 million and sale of marketable securities of $3.0 million.

Cash provided by financing activities

During the year ended December 31, 2022, cash provided by financing activities of $301.4 million was comprised of $248.1 million in net proceeds from the July 2022 underwritten public offering, $49.9 million in net proceeds from the issuance of common stock under the ATM, $1.9 million in proceeds from the issuance of common stock under the employee stock purchase plan and $1.5 million in proceeds from the issuance of common stock upon the exercise of stock options.

During the year ended December 31, 2021, cash provided by financing activities of $294.2 million was comprised of $281.1 million in net proceeds from the issuance of common stock related from the February 2021 underwritten public offering, $10.1 million in net proceeds from the issuance of common stock under the ATM, $1.9 million in proceeds from the issuance of common stock under the employee stock purchase plan and $ 1.5 million in proceeds from the issuance of common stock upon the exercise of stock options.

During the year ended December 31, 2020, cash provided by financing activities of $422.8 million was comprised of $420.1 million in net proceeds from the issuance of common stock related to our IPO in February 2020 and our underwritten public offering in July 2020, $1.9 million in proceeds from the issuance of common stock upon the exercise of stock options and $0.8 million in proceeds from the issuance of common stock under the employee stock purchase plan.

Contractual obligations and commitments

We have contractual obligations related to office and laboratory space leases in Redwood City, California and Cambridge, Massachusetts, described in “Note 7. Commitments and contingencies” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.

We enter into agreements in the ordinary course of business with contract research organizations for clinical trials, contract manufacturing organizations to provide clinical trial materials and with vendors for preclinical studies and other services and products for operating purposes which are generally cancelable at any time by us upon 30 to 90 days prior written notice.

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
•
Expected Volatility—Given that we do not have sufficient trading history for our common stock, the expected volatility was estimated based on the average volatility of the Company and comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty.
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

We held cash, cash equivalents and marketable securities of $644.9 million and $577.1 million as of December 31, 2022 and December 31, 2021, respectively, which consisted of bank deposits, money market funds, U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, an immediate one percent change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

REVOLUTION MEDICINES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Revolution Medicines, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Revolution Medicines, Inc. and its subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition - Actual Costs Incurred under the Collaboration Agreement with Sanofi

As described in Note 8 to the consolidated financial statements the Company’s consolidated revenue was $35.4 million for the year ended December 31, 2022. Revenue is recognized under the collaboration agreement with Sanofi based on actual costs incurred as a percentage of total estimated costs to be incurred over the performance obligation as the Company completes its performance obligation. A cost-based input method of revenue recognition requires management to make estimates of costs to fulfill their performance obligation. A percentage of the actual costs incurred under approved research and development plans are reimbursed by Sanofi under the collaboration agreement. The research and development plans are determined by a joint research and development committee, over which Sanofi has final decision-making, subject to certain exceptions.

The principal considerations for our determination that performing procedures relating to revenue recognition – actual costs incurred under the collaboration agreement with Sanofi is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition and determination of actual costs incurred subject to approved development plans related to the collaboration agreement with Sanofi. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the inputs and assumptions used to estimate the total effort required to complete the performance obligation. These procedures also included, among others, (i) testing management’s process for recognizing revenue under the collaboration agreement with Sanofi, (ii) testing the mathematical accuracy of the cost-based input method; (iii) evaluating the terms of the master service agreement; (iv) testing the accuracy and existence of actual costs used in the cost-based input method; and (v) testing the accuracy, existence and classification of costs that are reimbursable by the collaborative partner under the approved research and development plans.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 27, 2023

We have served as the Company’s auditor since 2017.

REVOLUTION MEDICINES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$161,412	$108,497
Marketable securities	483,531	468,557
Accounts receivable	4,673	5,929
Prepaid expenses and other current assets	10,569	6,790
Total current assets	660,185	589,773
Property and equipment, net	18,659	11,544
Operating lease right-of-use asset	55,077	59,692
Intangible assets, net	58,807	59,876
Goodwill	14,608	14,608
Restricted cash	1,737	1,737
Other noncurrent assets	2,857	758
Total assets	$811,930	$737,988
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$21,306	$14,057
Accrued expenses and other current liabilities	29,446	27,721
Operating lease liability, current	6,773	6,214
Deferred revenue, current	4,459	12,358
Total current liabilities	61,984	60,350
Deferred revenue, noncurrent	—	6,573
Deferred tax liability	7,025	7,444
Operating lease liability, noncurrent	57,432	60,419
Other noncurrent liabilities	301	634
Total liabilities	126,742	135,420
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2022 and December 31, 2021, respectively; zero shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at December 31, 2022 and December 31, 2021, respectively; 90,411,912 and 74,142,619 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	9	8
Additional paid-in capital	1,388,300	1,055,572
Accumulated other comprehensive loss	(1,780)	(376)
Accumulated deficit	(701,341)	(452,636)
Total stockholders' equity	685,188	602,568
Total liabilities and stockholders' equity	$811,930	$737,988

The accompanying notes are an integral part of these Consolidated Financial Statements.

REVOLUTION MEDICINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Collaboration revenue	$35,380	$29,390	$42,983
Total revenue	35,380	29,390	42,983
Operating expenses:
Research and development	253,073	186,948	132,252
General and administrative	40,586	30,450	21,428
Total operating expenses	293,659	217,398	153,680
Loss from operations	(258,279)	(188,008)	(110,697)
Other income (expense), net:
Interest income	9,154	929	2,238
Interest expense	—	(12)	(71)
Total other income, net	9,154	917	2,167
Loss before income taxes	(249,125)	(187,091)	(108,530)
Benefit from income taxes	420	—	371
Net loss	$(248,705)	$(187,091)	$(108,159)
Redeemable convertible preferred stock dividends – undeclared and cumulative	—	—	(2,219)
Net loss attributable to common stockholders	$(248,705)	$(187,091)	$(110,378)
Net loss per share attributable to common stockholders, basic and diluted	$(3.08)	$(2.57)	$(2.01)
Weighted-average common shares used to compute net loss per share, basic and diluted	80,626,525	72,806,079	54,874,119

The accompanying notes are an integral part of these Consolidated Financial Statements.

REVOLUTION MEDICINES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(248,705)	$(187,091)	$(108,159)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	(1,404)	(492)	42
Total comprehensive loss	$(250,109)	$(187,583)	$(108,117)

The accompanying notes are an integral part of these Consolidated Financial Statements.

REVOLUTION MEDICINES, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

						Accumulated
	Redeemable Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income/ (Loss)	Deficit	Equity/(Deficit)
Balance at December 31, 2019	39,600,423	$305,109	3,292,124	$—	$4,738	$74	$(157,386)	$(152,574)
Conversion of redeemable convertible preferred stock into common stock	(39,600,423)	(305,109)	39,600,423	4	305,105	—	—	305,109
Issuance of common stock from initial public offering, net of offering costs of $23,003	—	—	16,100,000	2	250,695	$—	$—	250,697
Issuance of common stock from follow-on offering, net of offering costs of $11,633	—	—	6,900,000	1	167,766	$—	$—	167,767
Issuance of common stock pursuant to stock option exercises	—	—	694,441	—	1,877	—	—	1,877
Issuance of common stock related to employee stock purchase plan	—	—	29,237	—	832	—	—	832
Issuance of common stock related to vesting of restricted stock units	—	—	1,681	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	199	—	—	199
Repurchases of early exercised stock	—	—	(18,158)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	8,886	—	—	8,886
Net unrealized gain on marketable securities	—	—	—	—	—	42	—	42
Net loss	—	—	—	—	—	—	(108,159)	(108,159)
Balance at December 31, 2020	—	—	66,599,748	$7	$740,098	$116	$(265,545)	$474,676
Issuance of common stock pursuant to stock option exercises	—	—	388,695	—	1,487	—	—	1,487
Issuance of common stock related to employee stock purchase plan	—	—	75,991	—	1,875	—	—	1,875
Issuance of common stock related to vesting of restricted stock units	—	—	78,010	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	148	—	—	148
Repurchases of early exercised stock	—	—	(5,793)	—	—	—	—	—
Issuance of common stock from follow-on offering, net of offering costs of $18,855	—	—	6,666,666	1	281,144	—	—	281,145
Issuance of common stock from at-the-market offering	—	—	339,302	—	10,096	—	—	10,096
Stock-based compensation expense	—	—	—	—	20,724	—	—	20,724
Net unrealized loss on marketable securities	—	—	—	—	—	(492)	—	(492)
Net loss	—	—	—	—	—	—	(187,091)	(187,091)
Balance at December 31, 2021	—	—	74,142,619	$8	$1,055,572	$(376)	$(452,636)	$602,568
Issuance of common stock pursuant to stock option exercises	—	—	249,544	—	1,481	—	—	1,481
Issuance of common stock upon follow-on offering, net of offering costs of $16,374	—	—	13,225,000	1	248,125	—	—	248,126
Issuance of common stock related to vesting of restricted stock units	—	—	278,848	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	—	—	130,327	—	1,864	—	—	1,864
Issuance of common stock from at-the-market offering	—	—	2,385,846	—	49,919	—	—	49,919
Repurchases of early exercised stock	—	—	(272)	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	143	—	—	143
Stock-based compensation expense	—	—	—	—	31,196	—		31,196
Net unrealized loss on marketable securities	—	—	—	—	—	(1,404)	—	(1,404)
Net loss	—	—	—	—	—	—	(248,705)	(248,705)
Balance at December 31, 2022	—	$—	90,411,912	$9	$1,388,300	$(1,780)	$(701,341)	$685,188

The accompanying notes are an integral part of these Consolidated Financial Statements.

REVOLUTION MEDICINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(248,705)	$(187,091)	$(108,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	19	119	—
Amortization of intangible assets	1,069	1,069	1,068
Stock-based compensation expense	31,196	20,724	8,886
Depreciation and amortization	3,972	3,083	2,611
Net amortization of premium (discount) on marketable securities	(3,078)	3,012	968
Amortization of operating lease right-of-use asset	4,615	3,180	2,866
Changes in operating assets and liabilities:
Accounts receivable	1,256	464	2,344
Prepaid expenses and other current assets	(3,779)	198	(1,924)
Accounts payable	7,288	2,239	305
Accrued expenses and other current liabilities	1,502	8,720	4,855
Deferred revenue	(14,472)	(1,661)	(11,259)
Operating lease liability	(2,428)	(1,468)	(2,565)
Deferred tax liability	(419)	—	(375)
Other noncurrent assets	(2,247)	81	139
Other noncurrent liabilities	(190)	151	176
Net cash used in operating activities	(224,401)	(147,180)	(100,064)
Cash flows from investing activities
Purchases of marketable securities	(612,769)	(671,335)	(544,133)
Maturities of marketable securities	599,469	526,754	309,828
Sales of marketable securities	—	8,992	3,005
Purchases of property and equipment	(10,816)	(6,528)	(2,933)
Net cash used in investing activities	(24,116)	(142,117)	(234,233)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	248,126	281,145	420,067
Proceeds from issuance of common stock from at-the-market offering	49,919	10,096	—
Proceeds from issuance of common stock under equity incentive plans	1,481	1,487	1,877
Proceeds from issuance of common stock related to employee stock purchase plan	1,864	1,875	832
Payments of deferred offering costs	42	(424)	—
Net cash provided by financing activities	301,432	294,179	422,776
Net increase in cash, cash equivalents and restricted cash	52,915	4,882	88,479
Cash, cash equivalents and restricted cash - beginning of year	110,234	105,352	16,873
Cash, cash equivalents and restricted cash - end of year	$163,149	$110,234	$105,352
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	161,412	108,497	104,268
Restricted cash	1,737	1,737	1,084
Cash, cash equivalents and restricted cash - end of period	$163,149	$110,234	$105,352
Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised options and restricted stock	$143	$149	$199
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	1,419	1,129	1,813
Advance payments for property and equipment	82	—	—
Right-of-use assets obtained in exchange for operating lease liabilities	—	35,437	21,188
Unpaid deferred offering costs	2	110	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

REVOLUTION MEDICINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Organization

Revolution Medicines, Inc. (the Company) is a clinical-stage precision oncology company focused on developing targeted therapies to inhibit frontier targets in RAS-addicted cancers. The Company was founded in October 2014 and is headquartered in Redwood City, California.

Liquidity

The Company has incurred net operating losses in each year since inception. As of December 31, 2022, the Company had an accumulated deficit of $701.3 million. Management believes that its existing cash, cash equivalents and marketable securities will enable the Company to fund its planned operations for at least 12 months following the issuance date of these consolidated financial statements. The Company has been able to fund its operations through the issuance and sale of common stock and redeemable convertible preferred stock in addition to upfront payments and research and development cost reimbursement received under the Company’s collaboration agreement with Genzyme Corporation, an affiliate of Sanofi. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

Public offerings

In February 2021, the Company issued and sold 6,666,666 shares of its common stock in an underwritten public offering at a price of $45.00 per share (including the exercise in full by the underwriters of their option to purchase an additional 869,565 shares of its common stock) for net proceeds of $281.1 million, after deducting underwriting discounts and commissions of $18.0 million and expenses of $0.9 million.

In November 2021, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of its common stock, from time to time, with aggregate gross proceeds of up to $250 million, through an at-the-market equity offering program (ATM). During the year ended December 31, 2021, the Company sold an aggregate of 339,302 shares of common stock under the ATM resulting in gross proceeds of $10.4 million. After deducting commissions and expenses of $0.3 million, net proceeds to the Company for the year ended December 31, 2021 were $10.1 million. During the year ended December 31, 2022, the Company sold an aggregate of 2,385,846 shares of common stock under the ATM resulting in gross proceeds of $51.3 million. After deducting commissions and expenses of $1.4 million, net proceeds to the Company for the year ended December 31, 2022 were $49.9 million.

In July 2022, the Company issued and sold 13,225,000 shares of its common stock in an underwritten public offering (including the exercise in full by the underwriters of their option to purchase an additional 1,725,000 shares of the Company’s common stock) at a price to the public of $20.00 per share, for net proceeds of $248.1 million, after deducting underwriting discounts and commissions of $15.9 million and expenses of $0.5 million.

2.
Summary of significant accounting policies

Basis of presentation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and applicable rules of the Securities and Exchange Commission (SEC) regarding financial reporting and, in the opinion of management, include all normal and recurring adjustments which are necessary to state fairly the Company’s financial position and results of operations for the reported periods. The consolidated financial statements for the years ended December 31, 2022, 2021 and 2020 include the accounts of the Company and its wholly owned subsidiary, Warp Drive Bio, Inc. (Warp Drive). All intercompany balances and transactions have been eliminated in consolidation. The functional and reporting currency of the Company and its subsidiary is the U.S. dollar.

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

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical accruals, valuation of in-process research and development and developed technologies, income taxes, useful lives of property and equipment and intangible assets, impairment of goodwill and intangibles, the incremental borrowing rate for determining operating lease assets and liabilities, and stock-based compensation. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, financial condition and results of operations is highly uncertain and subject to change. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there was not a material impact to the Company’s consolidated financial statements as of and for the twelve months ended December 31, 2022. Actual results could materially differ from the Company’s estimates, and there may be changes to the estimates in future periods.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2022 and 2021, cash equivalents consist of amounts invested in money market funds, commercial paper and corporate bonds with original maturities of three months or less at the date of purchase.

Marketable securities

Investments in marketable securities primarily consist of U.S. government debt securities, U.S. government agency bonds, commercial paper, Canadian government securities and corporate bonds. The Company has classified its marketable securities as available-for-sale and may sell these securities prior to their stated maturities. The Company views these marketable securities as available to support current operations and classifies marketable securities with maturities beyond 12 months as current assets. The Company’s investments in marketable securities are carried at estimated fair value, which is derived from independent pricing sources based on quoted prices in active markets for similar securities. Unrealized gains and losses are reported as a component of accumulated other comprehensive loss. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the consolidated statements of operations. Realized gains and losses are included in interest income on the consolidated statements of operations.

The Company periodically evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. The Company considers various factors in determining whether to recognize an impairment charge. If the Company determines that the decline in an investment’s fair value is other-than-temporary, the difference is recognized as an impairment loss in the consolidated statements of operations. As of December 31, 2022, no other-than-temporary-impairment has been recorded.

Restricted cash

As of December 31, 2022 and 2021, the Company had $1.7 million and $1.7 million, respectively, of noncurrent restricted cash related to Company issued letters of credit in connection with leases. These amounts are held in separate bank accounts to support letter of credit agreements for the leases.

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

The Company is subject to credit risk as its receivable and collaboration revenue are entirely related to its collaboration agreement with Sanofi. For more information, see Note 8, “Sanofi collaboration agreement.”

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

Fair value measurement

The carrying amounts of the Company’s certain financial instruments, including cash equivalents, accounts payable and accrued expenses and other current liabilities approximate fair value due to their relatively short maturities and market interest rates, if applicable. For more information, refer to Note 4 regarding the fair value of the Company’s available-for-sale securities.

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

Acquired intangible assets

Indefinite-lived intangible assets represent the estimated fair value assigned to in-process research and development (IPR&D) acquired in a business combination. The Company reviews indefinite-lived intangible assets for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, then it is written down to its adjusted fair value. As of December 31, 2022, there have been no such impairments. For IPR&D, if a product candidate derived from the indefinite-lived intangible asset is developed and commercialized, the useful life will be determined, and the carrying value will be amortized prospectively over that estimated useful life. Alternatively, if a product candidate is abandoned, the carrying value of the intangible asset will be charged to research and development expenses in the consolidated statements of operations.

Finite-lived intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date and are carried at cost less accumulated amortization and impairment. Amortization is computed using the straight-line method over the estimated useful lives of the respective finite-lived intangible assets and is included in research and development expenses in the consolidated statement of operations. Intangible assets are reviewed for impairment at least annually or more frequently if indicators of potential impairment exist. As of December 31, 2022, no such impairment has been recorded.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired in a business combination. The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first assessing the qualitative factors to determine whether it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount. Qualitative indicators assessed include consideration of macroeconomic, industry and market conditions, the Company’s overall financial performance and personnel or strategy changes. Based on the qualitative assessment, if it is determined that it is more likely than not that its fair value is less than its carrying amount, the fair value of the Company’s single reporting unit is compared to its carrying value. Any excess of the goodwill carrying amount over the fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of December 31, 2022, no goodwill impairment has been identified.

Redeemable convertible preferred stock

The Company records all shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The redeemable convertible preferred stock is recorded outside of permanent equity because while it is not mandatorily redeemable, in the event of certain events considered not solely within the Company’s control, such as a merger, acquisition or sale of all or substantially all of the Company’s assets (each, a deemed liquidation event), the redeemable convertible preferred stock would have become redeemable at the option of the holders of at least a majority of the then outstanding such shares. The Company did not adjust the carrying values of the redeemable convertible preferred stock to the liquidation preferences of such shares because it was uncertain whether or when a deemed liquidation event would occur that would obligate the Company to pay the liquidation preferences to holders of shares of redeemable convertible preferred stock.

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

Comprehensive loss

For the years ended December 31, 2022, 2021 and 2020, other comprehensive loss includes net unrealized gains or losses on marketable securities.

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

Deferred offering costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ deficit (equity) as a reduction of additional paid-in capital generated as a result of the equity financing. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. As of December 31, 2022 and 2021, $0.6 million and $0.5 million of deferred offering costs, respectively, were capitalized in other noncurrent assets on the consolidated balance sheets.

Segment reporting

The Company has one operating and reportable segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources and evaluating financial performance. All of the Company’s long-lived assets are located in the United States.

401(k) retirement plans

The Company maintains a 401(k) retirement plan for its employees. The Company is responsible for administrative costs of the 401(k) plan. The Company may, at its discretion, make matching or profit-sharing contributions to the 401(k) plan. For the years ended December 31, 2022, 2021 and 2020, the Company made $1.3 million, $0.9 million and $0.2 million matching contributions, respectively, under the plan.

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

In October 2020, FASB issued ASU 2020-10, Codification Improvements (ASU 2020-10). ASU 2020-10 updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The amendments are effective for the Company for fiscal years beginning after December 15, 2021, including interim period within those fiscal years. Early adoption is permitted. Adoption shall be applied retrospectively. The Company adopted the standard for the fiscal year beginning on January 1, 2022 and concluded that adoption of the standard did not have a material impact on its consolidated financial statements.

3.
Fair value measurements

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds(1)	$48,522	$48,522	$—	$—
Commercial paper(1, 2)	313,928	—	313,928	—
U.S. and Canadian government and agency securities(2)	251,830	—	251,830	—
Corporate bonds(1, 2)	31,405	—	31,405	—
Total	$645,685	$48,522	$597,163	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds(1)	$57,134	$57,134	$—	$—
Commercial paper(1, 2)	291,369	—	291,369	—
U.S. and Canadian government and agency securities(2)	87,745	—	87,745	—
Corporate bonds(2)	141,698	—	141,698	—
Total	$577,946	$57,134	$520,812	$—

(1)
Included in cash and cash equivalents on the consolidated balance sheets.
(2)
Included in marketable securities on the consolidated balance sheets.

Money market funds are measured at fair value on a recurring basis using quoted prices. U.S. and Canadian government debt securities, government agency bonds, commercial paper and corporate bonds are measured at fair value, which is derived from independent pricing sources based on quoted prices in active markets for similar securities.

There were no transfers between Levels 1, 2 or 3 for any of the periods presented.

4.
Available-for-sale securities

The following tables summarize the estimated value of the Company’s available-for-sale marketable securities and cash equivalents and the gross unrealized gains and losses:

	December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized		Estimated
	cost	gain	loss		fair value
	(in thousands)
Marketable securities:
Commercial paper	$216,765	$—	$(328)		$216,437
U.S. and Canadian government and agency securities	236,916	43	(1,270)		235,689
Corporate bonds	31,599	—	(194)		31,405
Total marketable securities	485,280	43	(1,792)		483,531
Cash equivalents:
Money market funds	48,522	—	—		48,522
Commercial paper	97,526	—	(35)		97,491
Corporate bonds	16,137	4	—		16,141
Total cash equivalents	162,185	4	(35)	—	162,154
Total available-for-sale investments	$647,465	$47	$(1,827)		$645,685

	December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$239,176	$1	$(63)	$239,114
U.S. and Canadian government and agency securities	87,926	—	(181)	87,745
Corporate bonds	141,829	—	(131)	141,698
Total marketable securities	468,931	1	(375)	468,557
Cash equivalents:
Money market funds	57,134	—	—	57,134
Commercial paper	52,257	—	(2)	52,255
Total cash equivalents	109,391	—	(2)	109,389
Total available-for-sale investments	$578,322	$1	$(377)	$577,946

The amortized cost and estimated fair value of the Company’s available-for-sale marketable securities and cash equivalents by contractual maturity are summarized below as of December 31, 2022:

	December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Mature in one year or less	$618,025	$48	$(1,752)	$616,321
Mature after one year through two years	29,440	(1)	(75)	29,364
Total marketable securities	$647,465	$47	$(1,827)	$645,685

5.
Balance sheet components

Property and equipment, net

Property and equipment, net consists of the following:

	December 31,
	2022	2021
	(in thousands)
Laboratory equipment	$17,163	$12,727
Leasehold improvements	11,404	7,245
Computer equipment and software	3,965	2,186
Furniture and fixtures	616	69
Construction in progress	—	129
	33,148	22,356
Less: accumulated depreciation and amortization	(14,489)	(10,812)
Property and equipment, net	$18,659	$11,544

Depreciation and amortization expense for property and equipment amounted to $4.0 million, $3.1 million and $2.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2022	2021
	(in thousands)
Accrued compensation	$13,281	$9,852
Accrued research and development	15,161	17,018
Accrued professional services	499	540
Other	505	311
Total accrued expenses and other current liabilities	$29,446	$27,721

6.
Intangible assets and goodwill

Intangible assets, net

Intangible assets, net consist of the following as of December 31, 2022:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(4,473)	3,007	2.9
Total	$63,280	$(4,473)	$58,807

Amortization expense for the years ended December 31, 2022, 2021 and 2020 were $1.1 million, $1.1 million and $1.1 million, respectively.

As of December 31, 2022, future amortization expense is as follows:

Amount
(in thousands)
2023	$1,069
2024	1,068
2025	870
Total	$3,007

Intangible assets, net consist of the following as of December 31, 2021:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(3,404)	4,076	3.9
Total	$63,280	$(3,404)	$59,876

Goodwill

Goodwill consists of the following:

Amount
(in thousands)
Balance at December 31, 2021	$14,608
Adjustment	—
Balance at December 31, 2022	$14,608

No impairment has been recognized as of December 31, 2022. Goodwill is not deductible for income tax purposes.

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

The Company maintains letters of credit for the benefit of the landlord which is disclosed as restricted cash in the consolidated balance sheets. Restricted cash related to letters of credit due to the landlord was $1.5 million and $1.5 million as of December 31, 2022 and December 31, 2021, respectively.

Through December 31, 2022, the landlord had provided the Company with $3.4 million in tenant improvement allowances for the 700 Building, and $4.6 million for the 300 building, which were recognized as lease incentives. The lease incentives are being amortized as an offset to rent expense over the lease term in the consolidated statements of operations.

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

As part of the Warp Drive acquisition in October 2018, the Company assumed an operating lease for approximately 22,000 square feet of office and laboratory space located in Cambridge, Massachusetts (Cambridge Lease), which expires in February 2023, with an option to extend the term through February 2028, subject to certain conditions. In March 2019, the Company fully subleased the Cambridge Lease to Casma Therapeutics, Inc. (Casma), a related party, on financial terms substantially the same as the original lease. The sublease term with Casma is through the remainder of the Cambridge Lease term. The sublease by Casma and related sublease payments by Casma to the Company are fully guaranteed by Third Rock Ventures, LLC, a related party. In conjunction with the Cambridge Lease, the Company issued a letter of credit for $0.2 million, which is included in restricted cash on the consolidated balance sheets as of December 31, 2022 and 2021.

The balance sheet classification of the Company’s operating lease liabilities was as follows:

December 31,
2022
(in thousands)
Operating lease liabilities:
Operating lease liability – current	$6,773
Operating lease liability – noncurrent	57,432
Total operating lease liabilities	$64,205

For the years ended December 31, 2022 and 2021, operating lease cost was $6.4 million and $3.4 million, respectively, net of sublease income of $2.5 million and $2.1 million, respectively. The operating cash flows for operating leases were $2.4 million and $1.5 million year ended December 31, 2022 and 2021, respectively. Short-term lease costs were immaterial for the years ended December 31, 2022 and 2021.

As of December 31, 2022, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2023	$6,961
2024	7,100
2025	7,349
2026	7,606
2027	7,872
Thereafter	52,550
Total undiscounted lease payments	$89,438
Less: Imputed interest	(25,233)
Less: Tenant improvement allowance	—
Total operating lease liabilities	$64,205

The amounts reflected in the table above include the Company’s lease payments for the Cambridge lease, but do not reflect any offset for the sublease payments the Company is entitled to receive from Casma.

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted-average discount rate used to determine the operating lease liability was 6.1%. As of December 31, 2022 and 2021, the weighted-average remaining lease term is 10.9 years and 11.6 years, respectively.

Legal matters

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that losses will be incurred and these losses can be reasonably estimated. As of December 31, 2022 and 2021, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Other

The Company enters into agreements in the ordinary course of business with contract research organizations for clinical trials, contract manufacturing organizations to provide clinical trial materials and with vendors for preclinical studies and other services and products for operating purposes which are generally cancelable at any time by us upon 30 to 90 days prior written notice.

8.
Sanofi collaboration agreement

In June 2018, the Company entered into a collaborative research, development and commercialization agreement (the Sanofi Agreement) with Aventis, Inc. (an affiliate of Sanofi) to research and develop SHP2 inhibitors, including RMC-4630, for any indications. The Sanofi Agreement was assigned to Genzyme Corporation, a Sanofi affiliate, in December 2018. For the purposes of this discussion, we refer to Genzyme Corporation as Sanofi. Pursuant to the Sanofi Agreement, the Company granted Sanofi a worldwide, exclusive, sublicensable (subject to the Company’s consent in certain circumstances) license under certain of the Company’s patents and know-how to research, develop, manufacture, use, sell, offer for sale, import and otherwise commercialize SHP2 inhibitors, including RMC-4630, for any and all uses, subject to the Company’s exercise of rights and performance of obligations under the Sanofi Agreement. In December 2022, the Company received notice of Sanofi’s decision to terminate for convenience under the Sanofi Agreement, with a termination date in June 2023. Upon effectiveness of the termination of the Sanofi Agreement (the termination date), the licenses granted to Sanofi thereunder shall become fully paid-up, royalty-free, perpetual and irrevocable and all rights and obligations of Sanofi under the Sanofi Agreement will revert to the Company.

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

Under the Sanofi Agreement, the Company received a non-refundable, upfront cash payment of $50 million in July 2018.

Prior to the termination date, the Company has primary responsibility for early clinical development of RMC-4630 and is responsible for the manufacture of SHP2 inhibitors for Phase 1 and non-registrational Phase 2 clinical trials pursuant to an approved development plan. In August 2021, the Company entered into a letter agreement with Sanofi (the Letter Agreement) to include an additional clinical study, RMC-4630-03, as part of the Company’s responsibilities under the development plan. Sanofi is responsible to reimburse the Company all internal and external costs and expenses to perform the Company’s activities under approved development plans up to the termination date, except for the RMC-4630-03 study, for which Sanofi will reimburse the Company for 50% of the costs and expenses up to the termination date.

In addition to the ongoing development plan, the Company was also primarily responsible for performing preclinical research on SHP2 inhibitors pursuant to a research plan through 2021. Sanofi was responsible to reimburse the Company for all internal and external costs and expenses incurred to perform activities under approved research plan for 2021.

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

For revenue recognition purposes, the Company determined that the duration of the contract begins on the effective date of the Sanofi Agreement in July 2018 and ends on the termination date in June 2023.

The Company determined that the transaction price of the Sanofi Agreement was $186.9 million as of December 31, 2022. In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. The Company determined that the $50.0 million upfront payment and $136.9 million of estimated variable consideration for expense reimbursements from Sanofi for agreed upon research and development services as of December 31, 2022 constituted consideration to be included in the transaction price, which is to be allocated to the combined performance obligation. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The license, research, development and manufacturing services are combined as one performance obligation that will be performed over the duration of the contract, which is from the effective date of the Sanofi Agreement through the termination date. The Company concluded that it would utilize a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to estimated costs to fulfill the combined performance obligation. These costs consist primarily of internal full-time equivalent efforts and third-party costs. As noted above, a percentage of the actual costs incurred under approved research and development plans are reimbursed by Sanofi under the collaboration agreement. The research and development plans are determined by a joint research and development committee, over which Sanofi has final decision-making subject to certain exceptions. Revenue is recognized under the collaboration agreement with Sanofi, based on actual costs incurred as a percentage of total estimated costs to be incurred over the performance obligation as the Company completes its performance obligation. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated.

Pursuant to the termination noticed provided by Sanofi in December 2022, effective as of the termination date, Sanofi will have no further reimbursement obligations post termination. As a result of the termination and development plan adjustments during the year, the Company updated the accounting transaction price for the estimated consideration to be received and updated the estimated costs to fulfill the performance obligation, which increased the Company’s percentage of completion under the agreement with Sanofi, and resulted in total cumulative catch-up adjustments that increased collaboration revenue by $3.0 million for the year ended December 31, 2022.

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

During the years ended December 31, 2022, 2021 and 2020, the Company recognized $35.4 million, $29.4 million and $43.0 million of collaboration revenue associated with this agreement, respectively.

As of December 31, 2022 and 2021, $4.5 million and $12.4 million of deferred revenue is classified as current and zero and $6.6 million is classified as noncurrent, respectively.

9.
Redeemable convertible preferred stock

Upon the closing of the Company’s initial public offering in February 2020, all shares of redeemable convertible preferred stock then outstanding converted into 39,600,423 shares of common stock. There were no shares of redeemable convertible preferred stock outstanding as of December 31, 2022 and 2021.

10.
Common stock

As of December 31, 2022 and 2021, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of the redeemable convertible preferred stockholders. As of December 31, 2022, no dividends have been declared to date.

The Company has reserved shares of common stock for future issuance as follows:

	December 31,	December 31,
	2022	2021
Outstanding options to purchase common stock	8,164,375	6,050,938
Unvested restricted stock units of common stock	1,175,032	423,621
Available for future issuance under the 2020 Incentive Award Plan	6,726,307	6,403,548
Available for issuance under the 2020 Employee Stock Purchase Plan	1,700,887	1,089,728
Total	17,766,601	13,967,835

11.
Stock-based compensation

2020 Incentive Award Plan

In February 2020, the Company adopted the 2020 Equity Incentive Plan (the 2020 Plan). The 2020 Plan became effective on February 11, 2020. The 2020 Plan provides for a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock or cash based awards. Under the 2020 Plan, the Company generally grants stock-based awards with service-based vesting conditions only. Options and restricted stock unit awards granted typically vest over a four-year period, but may be granted with different vesting terms.

Following the effectiveness of the 2020 Plan, the Company will not make any further grants under the 2014 Equity Incentive Plan (the 2014 Plan). However, the 2014 Plan will continue to govern the terms and conditions of the outstanding awards granted under it. Shares of common stock subject to awards granted under the 2014 Plan that are forfeited or lapse unexercised and which following the effective date of the 2020 Plan were not issued under the 2014 Plan are available for issuance under the 2020 Plan.

2020 Employee Stock Purchase Plan

In February 2020, the Company adopted the 2020 Employee Stock Purchase Plan (the ESPP). Under the ESPP, employees have the ability to purchase shares of the Company’s common stock through payroll deductions at a discount during a series of offering periods of 24 months, each comprised of four six-month purchase periods. The purchase price will be the lower of 85% of the closing trading price per share of the Company’s common stock on the first day of an offering period in which an employee is enrolled or 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each purchase period.

As of December 31, 2022, there have been 235,555 shares of common stock purchased under the ESPP. As of December 31, 2022, a total of 1,700,887 shares of common stock were available for future issuance under the ESPP. As of December 31, 2022, there was $3.2 million of unrecognized compensation cost related to the ESPP.

Stock options

The following summarizes option activity under both the 2020 Plan and the 2014 Plan:

	Number of Shares underlying options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2021	6,050,938	$14.88	7.74	$83,953
Options granted	2,758,710	19.37
Options exercised	(249,544)	6.12
Options cancelled	(395,729)	26.78
Balance, December 31, 2022	8,164,375	$16.09	7.53	$85,181
Options vested and expected to vest as of December 31, 2022	8,164,375	$16.09	7.53	$85,181
Options vested and exercisable as of December 31, 2022	4,555,124	$11.43	6.65	$66,783

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock by the Board of Directors. The intrinsic value of the options exercised for the years December 31, 2022, 2021 and 2020 was $3.8 million, $13.1 million and $21.7 million, respectively.

During the years ended December 31, 2022, 2021 and 2020, the weighted-average grant-date fair value of options granted was $12.33, $25.13 and $15.59 per share, respectively. As of December 31, 2022, there was $48.8 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.57 years.

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected term (years)	6	6	6
Expected volatility	70-73%	70-75%	74-80%
Risk-free interest rate	1.5%-4.2%	0.5%-1.3%	0.2%-1.5%
Dividend yield	0%	0%	0%

Non-employee stock option awards were measured at fair value at each reporting period using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected term (years)	6	6	6-10
Expected volatility	70-71%	70-75%	74-80%
Risk-free interest rate	1.6%-3.4%	0.9%-1.3%	1.2%-1.5%
Dividend yield	0%	0%	0%

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

Activity under the 2020 Plan with respect to the Company’s RSUs during the year ended December 31, 2022 was as follows:

	Number of Shares	Weighted- average grant date fair value per share	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2021	423,621	$37.16	3.16	$10,663
Restricted stock units granted	1,142,366	19.43
Restricted stock units vested	(278,848)	28.23
Restricted stock units forfeited	(112,107)	24.58
Balance, December 31, 2022	1,175,032	$23.25	1.62	27,989
Expected to vest as of December 31, 2022	1,175,032	$23.25	1.62	27,989

The number of RSUs vested includes shares of common stock that the Company withheld to satisfy the minimum statutory tax withholding requirements. As of December 31, 2022, there was $25.8 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 3.07 years.

The total fair value of RSUs vested for the years ended December 31, 2022, 2021 and 2020 was $7.9 million, $3.1 million and $0.1 million, respectively.

Stock-based compensation expense

Total stock-based compensation expense related to stock options, RSUs and the ESPP by function was as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Research and development	$18,113	$11,847	$4,848
General and administrative	13,083	8,877	4,038
Total	$31,196	$20,724	$8,886

Stock-based compensation related to options and RSUs granted to non-employees was $0.5 million, $0.7 million and $0.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

12.
Income taxes

The Company recorded an income tax benefit of 0.4 million and zero for the years ended December 31, 2022 and 2021, respectively, which reflects state tax rates applied to the indefinite lived intangibles recorded as part of the Company’s acquisition of Warp Drive Bio in 2018. The Company has incurred net pre-tax losses in the United States only for all periods presented. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

The benefit from income taxes differs from the amount expected by applying the federal statutory rate to the loss before taxes as follows:

	Year Ended December 31,
	2022	2021
Federal statutory income tax rate	21.0%	21.0%
State income tax rate, net of federal benefit	9.4%	8.9%
Research tax credits	3.2%	2.2%
Change in valuation allowance	-32.4%	-31.4%
Non-deductible permanent expenses	-1.0%	-0.5%
Other	0.0%	-0.2%
Benefit from income taxes	0.2%	0.0%

Deferred income tax reflects the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The categories that give rise to significant components of the deferred tax assets are as follows (in thousands):

	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$132,080	$123,991
Accruals and reserves	5,494	9,164
Research and development credits	22,558	14,449
Lease liability	18,998	19,979
Stock-based compensation	7,063	3,829
Capitalized research expenses	64,149	—
Other	42	33
Gross deferred tax assets	250,384	171,445
Less: valuation allowance	(224,125)	(143,474)
Total deferred tax assets	26,259	27,971
Deferred tax liabilities:
Fixed assets and finite-lived intangible assets	(9,961)	(10,073)
Indefinite-lived intangible assets	(7,025)	(7,444)
Lease asset	—	—
Right-of-use asset	(16,298)	(17,898)
Gross deferred tax liabilities	(33,284)	(35,415)
Net deferred tax liability	$(7,025)	$(7,444)

The realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Due to the lack of earnings history, the net deferred tax assets have been offset by a valuation allowance excluding certain indefinite lived intangibles. The valuation allowance increased by $80.7 million and $58.8 million during the years ended December 31, 2022 and 2021, respectively. The Company had federal and state net operating loss carryforwards of $448.3 million and $445.5 million, respectively, as of December 31, 2022. The federal net operating loss carryforwards, if not utilized, will expire beginning in 2035, with the exception of $354.7 million in federal net operating loss carryforwards, which can be carried forward indefinitely. State net operating loss carryforwards, if not utilized, will expire beginning in 2035. Under the Tax Cuts and Jobs Act (the TCJA), federal net operating losses arising after December 31, 2017 do not expire and cannot be carried back. However, the TCJA limits the amount of federal net operating losses that can be used annually to 80% of taxable income for periods beginning after December 31, 2017. Existing federal net operating losses arising in years ending on or before December 31, 2017 are not affected by these provisions.

The Company also had federal and state research and development credit carryforwards of $20.6 million and $11.6 million, respectively, as of December 31, 2022. The federal credits will expire starting in 2034 if not utilized and the state research credits will expire beginning in 2031, with the exception of $10.7 million in California research credits, which can be carried forward indefinitely. Federal, California, Massachusetts and New Jersey tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company, as defined by Internal Revenue Code Section 382 (Section 382). The Company performed a study in which it determined that it had experienced changes in ownership in 2014, 2018, and 2020 as defined by Section 382. No federal or state net operating losses are expected to expire unutilized as a result of the limitation, with the exception of $5.5 million in California net operating losses. The Company's deferred tax assets have been reduced by the amount of net operating loss carryforwards expected to expire due to the limitation. In addition, in the future the Company may experience ownership changes, which may limit the utilization of net operating loss carryforwards or other tax attributes.

The TCJA amended Internal Revenue Code Section 174 requiring capitalization of specified research and experimental expenditures paid or incurred in tax years beginning after December 31, 2021 and amortizing over a period of 5 or 15 years. This resulted in a deferred tax asset for capitalized research expenses in 2022. Also on August 16, 2022, the United States enacted the Inflation Reduction Act (the IRA), which contains among other things, numerous income tax provisions. At this time, the Company does not anticipate the IRA to have a material impact on its financial statements.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	December 31,
	2022	2021
	(in thousands)
Beginning balance	$5,143	$3,593
Changes related to tax positions taken in the prior year	(7)	(21)
Changes related to tax positions taken in the current year	2,466	1,571
Ending balance	$7,602	$5,143

The Company has unrecognized tax benefits of $7.1 million and $4.7 million as of December 31, 2022 and 2021, which would affect the effective tax rate if recognized; however, recognition would be in the form of a deferred tax attribute which would likely be offset by a valuation allowance. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. The Company has recognized no interest or penalties related to uncertain tax positions for the periods presented.

Income tax returns are filed in the United States. The years 2010 through 2022 remain open to examination by the domestic taxing jurisdictions to which the Company is subject. Net operating losses generated on a tax return basis by the Company for 2010 through 2022 remain open to examination by the domestic taxing jurisdictions.

13.
Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Years Ended December 31,
	2022	2021	2020
	(in thousands, except share and per share data)
Numerator:
Net loss	$(248,705)	$(187,091)	$(108,159)
Redeemable convertible preferred stock dividends-undeclared and cumulative	—	—	(2,219)
Net loss attributable to common stockholders	$(248,705)	$(187,091)	$(110,378)
Denominator:
Weighted-average shares outstanding	80,636,570	72,866,022	55,109,929
Less: Weighted-average unvested restricted shares and shares subject to repurchase	(10,045)	(59,943)	(235,810)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	80,626,525	72,806,079	54,874,119
Net loss per share attributable to common stockholders, basic and diluted	$(3.08)	$(2.57)	$(2.01)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of December 31,
	2022	2021	2020
Options to purchase common stock	8,164,375	6,050,938	5,118,979
Options early exercised subject to future vesting	6,918	30,378	130,793
Unvested restricted stock units of common stock	1,175,032	423,621	85,639
Expected shares to be purchased under ESPP	378,429	176,131	91,210
Total	9,724,754	6,681,068	5,426,621

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2022. Based on the evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2022, and is incorporated herein by reference.

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

Item 11. Executive Compensation.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A to be filed within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A to be filed within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A to be filed within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A to be filed within 120 days after December 31, 2022, and is incorporated herein by reference.

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

(b)
Exhibits

The exhibits listed in the following “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report.

Exhibit Index

		Incorporated by reference			Filed herewith
Exhibit number	Exhibit description	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	2/18/2020	3.1

3.2	Amended and Restated Bylaws.	8-K	3/8/2021	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	1/17/2020	4.2

4.3	Description of Common Stock.	10-K	02/28/2022	4.3

10.1A†	Collaborative Research, Development and Commercialization Agreement, dated as of June 8, 2018, by and between Revolution Medicines, Inc. and Aventis, Inc., as amended.	S-1	1/17/2020	10.1

10.1B†	Letter Agreement and Amendment, dated as of August 5, 2021 by and between Revolution Medicines, Inc. and Genzyme Corporation.	10-Q	8/11/2021	10.2

10.2	Amended and Restated Investors’ Rights Agreement, dated as of June 5, 2019, by and among Revolution Medicines, Inc. and the investors listed therein.	S-1	1/17/2020	10.2

10.3A	Lease between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of January 15, 2015.	S-1	1/17/2020	10.3A

		Incorporated by reference			Filed herewith
Exhibit number	Exhibit description	Form	Date	Number

10.3B	First Amendment to Lease by and between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of September 16, 2016.	S-1	1/17/2020	10.3B

10.3C	Sublease between OncoMed Pharmaceuticals, Inc. and Revolution Medicines, Inc., dated as of January 16, 2019.	S-1	1/17/2020	10.3C

10.3D	Second Amendment to Lease by and between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of April 17, 2020.	10-Q	5/14/2020	10.4

10.3E	Third Amendment to Lease by and between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of November 1, 2021.	10-Q	11/10/2021	10.1

10.4(a)#	2014 Equity Incentive Plan, as amended.	S-1	1/17/2020	10.6(a)

10.4(b)#	Form of Amended and Restated Early Exercise Stock Option Grant Notice and Amended and Restated Stock Option Agreement under 2014 Equity Incentive Plan, as amended.	S-1	1/17/2020	10.6(b)

10.5(a)#	2020 Incentive Award Plan.	S-1/A	2/3/2020	10.7(a)

10.5(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1/A	2/3/2020	10.7(b)

10.5(c)#	Form of Restricted Stock Award Agreement under the 2020 Incentive Award Plan.	S-1/A	2/3/2020	10.7(c)

10.5(d)#	Form of Restricted Stock Unit Award Grant Notice under the 2020 Incentive Award Plan.	S-1/A	2/3/2020	10.7(d)

10.6#	2020 Employee Stock Purchase Plan.	S-1/A	2/3/2020	10.8

10.7A#	Employment Agreement by and between Revolution Medicines, Inc. and Mark A. Goldsmith, M.D., Ph.D.	S-1	1/17/2020	10.9

10.7B#	First Amendment to Employment Agreement dated June 10, 2022 by and between Revolution Medicines, Inc. and Mark Goldsmith, M.D., Ph.D.	8-K	06/10/2022	10.1

10.8#	Employment Agreement by and between Revolution Medicines, Inc. and Steve Kelsey, M.D., FRCP, FRCPath.	S-1	1/17/2020	10.10

10.9#	Employment Agreement by and between Revolution Medicines, Inc. and Margaret Horn, J.D.	S-1	1/17/2020	10.11

10.10#	Non-Employee Director Compensation Program.	10-Q	05/09/2022	10.1

		Incorporated by reference			Filed herewith
Exhibit number	Exhibit description	Form	Date	Number

10.11#	Form of Indemnification Agreement for directors and officers.	S-1/A	2/3/2020	10.13

10.12#	Employment Agreement by and between Revolution Medicines, Inc. and Jack Anders.	10-Q	05/09/2022	10.2

10.13#	Employment Agreement by and between Revolution Medicines, Inc. and Xiaolin Wang Sc.D.	10-Q	05/09/2022	10.3

21.1	Subsidiary of Registrant.	S-1	1/17/2020	21.1

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Form 10-K).				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	The cover page from Revolution Medicines, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL and contained in Exhibit 101.				X

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Revolution Medicines, Inc.

Date: February 27, 2023	By:	/s/ Mark A. Goldsmith
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

Name	Title	Date

/s/ Mark A. Goldsmith	President, Chief Executive Officer and Director	February 27, 2023
Mark A. Goldsmith, M.D., Ph.D.	(Principal Executive Officer)

/s/ Jack Anders	Chief Financial Officer	February 27, 2023
Jack Anders	(Principal Financial and Accounting Officer)

/s/ Elizabeth McKee Anderson	Director	February 27, 2023
Elizabeth McKee Anderson

/s/ Flavia Borellini	Director	February 27, 2023
Flavia Borellini, Ph.D.

/s/ Alexis Borisy	Director	February 27, 2023
Alexis Borisy

/s/ Sushil Patel	Director	February 27, 2023
Sushil Patel, Ph.D.

/s/ Lorence Kim	Director	February 27, 2023
Lorence Kim, M.D.

/s/ Eric Schmidt	Director	February 27, 2023
Eric Schmidt. Ph.D.

/s/ Thilo Schroeder	Director	February 27, 2023
Thilo Schroeder, Ph.D.

/s/ Barbara Weber	Director	February 27, 2023
Barbara Weber, M.D.