Form 10-Q
period 2023-03-31
Revolution Medicines, Inc.
filed 2023-05-08
CIK 1628171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, the registrant had 106,313,250 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$427,222	$161,412
Marketable securities	482,578	483,531
Accounts receivable	3,995	4,673
Prepaid expenses and other current assets	8,958	10,569
Total current assets	922,753	660,185
Property and equipment, net	18,536	18,659
Operating lease right-of-use asset	54,302	55,077
Intangible assets, net	58,540	58,807
Goodwill	14,608	14,608
Restricted cash	1,737	1,737
Other noncurrent assets	2,772	2,857
Total assets	$1,073,248	$811,930
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$19,912	$21,306
Accrued expenses and other current liabilities	27,368	29,446
Operating lease liability, current	5,921	6,773
Deferred revenue, current	1,434	4,459
Total current liabilities	54,635	61,984
Deferred tax liability	7,025	7,025
Operating lease liability, noncurrent	57,676	57,432
Other noncurrent liabilities	1,694	301
Total liabilities	121,030	126,742
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively; zero shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively; 106,298,077 and 90,411,912 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	11	9
Additional paid-in capital	1,722,202	1,388,300
Accumulated other comprehensive loss	(556)	(1,780)
Accumulated deficit	(769,439)	(701,341)
Total stockholders' equity	952,218	685,188
Total liabilities and stockholders' equity	$1,073,248	$811,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Collaboration revenue	$7,014	$7,578
Total revenue	7,014	7,578
Operating expenses:
Research and development	68,947	56,490
General and administrative	13,224	9,037
Total operating expenses	82,171	65,527
Loss from operations	(75,157)	(57,949)
Other income, net:
Interest income	7,059	302
Total other income, net	7,059	302
Loss before income taxes	(68,098)	(57,647)
Benefit from income taxes	—	—
Net loss	$(68,098)	$(57,647)
Net loss per share attributable to common stockholders, basic and diluted	(0.72)	$(0.78)
Weighted-average common shares used to compute net loss per share, basic and diluted	94,831,979	74,162,363

Comprehensive loss:
Net loss	$(68,098)	$(57,647)
Other comprehensive loss:
Unrealized gain (loss) on investments, net	1,224	(908)
Comprehensive loss	$(66,874)	$(58,555)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/ (Loss)	Deficit	Equity/(Deficit)
Balance at December 31, 2022	90,411,912	$9	$1,388,300	$(1,780)	$(701,341)	$685,188
Issuance of common stock pursuant to stock option exercises	118,747	—	499	—	—	499
Issuance of common stock related to vesting of restricted stock units	85,891	—	—	—	—	—
Issuance of common stock upon follow-on offering, net of issuance cost of $21,294	15,681,818	2	323,704	—	—	323,706
Repurchase of early exercised stock	(291)	—	—	—	—	—
Stock-based compensation expense	—	—	9,699	—	—	9,699
Net unrealized gain on marketable securities	—	—	—	1,224	—	1,224
Net loss	—	—	—	—	(68,098)	(68,098)
Balance at March 31, 2023	106,298,077	$11	$1,722,202	$(556)	$(769,439)	$952,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity/(Deficit)
Balance at December 31, 2021	74,142,619	$8	$1,055,572	$(376)	$(452,636)	$602,568
Issuance of common stock pursuant to stock option exercises	58,122	—	305	—	—	305
Issuance of common stock related to vesting of restricted stock units	26,931	—	—	—	—	—
Vesting of early exercised stock options	—	—	31	—	—	31
Stock-based compensation expense	—	—	6,644	—	—	6,644
Net unrealized loss on marketable securities	—	—	—	(908)	—	(908)
Net loss	—	—	—	—	(57,647)	(57,647)
Balance at March 31, 2022	74,227,672	$8	$1,062,552	$(1,284)	$(510,283)	$550,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(68,098)	$(57,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	1	19
Amortization of intangible assets	267	267
Stock-based compensation expense	9,699	6,644
Depreciation and amortization	1,205	901
Net amortization of premium or discount on marketable securities	(3,577)	648
Amortization of operating lease right-of-use asset	1,061	1,122
Changes in operating assets and liabilities:
Accounts receivable	678	546
Prepaid expenses and other current assets	1,611	(3,416)
Accounts payable	(1,050)	(492)
Accrued expenses and other current liabilities	(1,752)	(2,114)
Deferred revenue	(3,025)	(1,836)
Operating lease liability	(894)	(719)
Other noncurrent assets	90	(114)
Other noncurrent liabilities	1,393	1,031
Net cash used in operating activities	(62,391)	(55,160)
Cash flows from investing activities
Purchases of marketable securities	(193,097)	(111,818)
Maturities of marketable securities	198,851	157,732
Purchases of property and equipment	(1,758)	(1,889)
Net cash provided by investing activities	3,996	44,025
Cash flows from financing activities
Proceeds from issuance of common stock upon follow-on offering, net of issuance costs	323,706	—
Proceeds from issuance of common stock under equity incentive plans	499	305
Net cash provided by financing activities	324,205	305
Net increase (decrease) in cash, cash equivalents and restricted cash	265,810	(10,830)
Cash, cash equivalents and restricted cash - beginning of period	163,149	110,234
Cash, cash equivalents and restricted cash - end of period	$428,959	$99,404
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	427,222	97,667
Restricted cash	1,737	1,737
Cash, cash equivalents and restricted cash - end of period	$428,959	$99,404
Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised options and restricted stock	$—	$31
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	744	1,672
Right-of-use assets obtained in exchange for operating lease liabilities	286	—
Unpaid/deferred offering costs	7	89

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.
Organization

Revolution Medicines, Inc. (the Company) is a clinical-stage precision oncology company focused on developing targeted therapies to inhibit frontier targets in RAS-addicted cancers. The Company was founded in October 2014 and is headquartered in Redwood City, California.

Liquidity

The Company has incurred net operating losses in each year since inception. As of March 31, 2023, the Company had an accumulated deficit of $769.4 million. Management believes that its existing cash, cash equivalents and marketable securities will enable the Company to fund its planned operations for at least 12 months following the issuance date of these unaudited condensed consolidated financial statements. The Company has been able to fund its operations through the issuance and sale of common stock and redeemable convertible preferred stock in addition to upfront payments and research and development cost reimbursement received under the Company’s collaboration agreement with Genzyme Corporation, an affiliate of Sanofi. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

Public offerings

In November 2021, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of its common stock, from time to time, with aggregate gross proceeds of up to $250 million, through an at-the-market equity offering program (ATM). During the year ended December 31, 2021, the Company sold an aggregate of 339,302 shares of common stock under the ATM resulting in gross proceeds of $10.4 million. After deducting commissions and expenses of $0.3 million, net proceeds to the Company for the year ended December 31, 2021 were $10.1 million. During the year ended December 31, 2022, the Company sold an aggregate of 2,385,846 shares of common stock under the ATM resulting in gross proceeds of $51.3 million. After deducting commissions and expenses of $1.4 million, net proceeds to the Company for the year ended December 31, 2022 were $49.9 million. During the three months ended March 31, 2023, the Company did not issue shares of the Company’s common stock under the ATM.

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

In March 2023, the Company issued and sold 15,681,818 shares of its common stock in an underwritten public offering (including the exercise in full by the underwriters of their option to purchase an additional 2,045,454 shares of the Company’s common stock) at a price to the public of $22.00 per share, for net proceeds of $323.7 million, after deducting underwriting discounts and commissions of $20.7 million and expenses of $0.6 million.

2.
Summary of significant accounting policies

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and applicable rules of the Securities and Exchange Commission (SEC) regarding interim financial reporting and, in the opinion of management, include all normal and recurring adjustments which are necessary to state fairly the Company’s financial position and results of operations for the reported periods. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 27, 2023. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The unaudited condensed consolidated financial statements for the periods ended March 31, 2023 and March 31, 2022 include the accounts of the Company and its wholly owned subsidiary, Warp Drive Bio, Inc. (Warp Drive). All intercompany balances and transactions have been eliminated in consolidation. The functional and reporting currency of the Company and its subsidiary is the U.S. dollar.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical accruals, valuation of in-process research and development and developed technologies, income taxes, useful lives of property and equipment and intangible assets, impairment of goodwill and intangibles, impairment of in-process research and development and developed technologies, the incremental borrowing rate for determining operating lease assets and liabilities and stock-based compensation. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, financial condition and results of operations is highly uncertain and subject to change. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there was not a material impact to the Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023. Actual results could materially differ from the Company’s estimates, and there may be changes to the estimates in future periods.

Concentration of credit risk and other risks and uncertainties

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. The Company’s cash is held at a limited number of financial institutions in the United States, which management believes to be of high credit quality. Such deposits may, at times, exceed federally insured limits. The Company invests in money market funds, U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company is subject to credit risk as its receivable and collaboration revenue are entirely related to its collaboration agreement with Sanofi. For more information, see Note 8, “Sanofi collaboration agreement.”

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB), under its ASC or other standard setting bodies, and adopted by the Company as of the specified effective date. No new pronouncements have been adopted by the Company for the three months ended March 31, 2023.

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

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	March 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds(1)	$290,427	$290,427	$—	$—
Commercial paper(1, 2)	280,074	—	280,074	—
U.S. and Canadian government and agency securities(1, 2)	325,207	—	325,207	—
Corporate bonds(1, 2)	16,946	—	16,946	—
Total	$912,654	$290,427	$622,227	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds(1)	$48,522	$48,522	$—	$—
Commercial paper(1, 2)	313,928	—	313,928	—
U.S. and Canadian government and agency securities(1, 2)	251,830	—	251,830	—
Corporate bonds(2)	31,405	—	31,405	—
Total	$645,685	$48,522	$597,163	$—
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

4.
Available-for-sale securities

The following tables summarize the estimated value of the Company’s available-for-sale marketable securities and cash equivalents and the gross unrealized gains and losses:

	March 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$200,814	$—	$(193)	$200,621
U.S. and Canadian government and agency securities	265,714	298	(603)	265,409
Corporate bonds	16,617	—	(69)	16,548
Total marketable securities	483,145	298	(865)	482,578
Cash equivalents:
Money market funds	290,427	—	—	290,427
Commercial paper	79,462	—	(9)	79,453
U.S. and Canadian government and agency securities	59,778	20	—	59,798
Corporate bonds	398	—	—	398
Total cash equivalents	430,065	20	(9)	430,076
Total available-for-sale investments	$913,210	$318	$(874)	$912,654

	December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$216,765	$—	$(328)	$216,437
U.S. and Canadian government and agency securities	236,916	43	(1,270)	235,689
Corporate bonds	31,599	—	(194)	31,405
Total marketable securities	485,280	43	(1,792)	483,531
Cash equivalents:
Money market funds	48,522	—	—	48,522
Commercial paper	97,526	—	(35)	97,491
Corporate bonds	16,137	4	—	16,141
Total cash equivalents	162,185	4	(35)	162,154
Total available-for-sale investments	$647,465	$47	$(1,827)	$645,685

The amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are summarized below as of March 31, 2023:

	March 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Mature in one year or less	$843,375	$93	$(870)	$842,598
Mature after one year through two years	69,835	225	(4)	70,056
Total marketable securities	$913,210	$318	$(874)	$912,654

5.
Balance sheet components

Property and equipment, net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Laboratory equipment	$17,885	$17,163
Leasehold improvements	11,411	11,404
Computer equipment and software	4,254	3,965
Furniture and fixtures	656	616
	34,206	33,148
Less: accumulated depreciation and amortization	(15,670)	(14,489)
Property and equipment, net	$18,536	$18,659

Depreciation expense for property and equipment amounted to $1.2 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Accrued compensation	$5,841	$13,281
Accrued research and development	20,611	15,161
Accrued professional services	519	499
Other	397	505
Total accrued expenses and other current liabilities	$27,368	$29,446

6.
Intangible assets and goodwill

Intangible assets, net

Intangible assets, net consist of the following as of March 31, 2023:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(4,740)	2,740	2.7
Total	$63,280	$(4,740)	$58,540

Amortization expense for the three months ended March 31, 2023 and 2022 was $0.3 million.

As of March 31, 2023, future amortization expense is as follows:

Amount
(in thousands)
2023 (remaining nine months)	$802
2024	1,069
2025	869
Total	$2,740

Intangible assets, net consist of the following as of December 31, 2022:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(4,473)	3,007	2.9
Total	$63,280	$(4,473)	$58,807

Goodwill

The following summarizes the change in the carrying value of goodwill for the three months ended March 31, 2023:

Amount
(in thousands)
Balance at December 31, 2022	$14,608
Adjustment	—
Balance at March 31, 2023	$14,608

No impairment has been recognized as of March 31, 2023. Goodwill recorded is not deductible for income tax purposes.

7.
Commitments and contingencies

Leases

In January 2015, as amended in September 2016, the Company entered into an operating lease for approximately 42,000 square feet of office and laboratory space located at 700 Saginaw Drive, Redwood City, California (the 700 Building), with a term through April 2023. In April 2020, the Company amended the lease to lease an additional 19,000 square feet of office, laboratory and research and development space located at 300 Saginaw Drive, Redwood City, California (the 300 Building), and to extend the lease term through December 2030. In November 2021, the Company amended the lease to lease an additional 41,000 square feet of office, laboratory and research and development space located at 800 Saginaw Drive, Redwood City, California (the 800 Building), and to extend the lease term through November 2033. In March 2023, the Company amended the lease to lease an additional approximately 40,000 square feet of office, laboratory and research and development space located at 900 Saginaw Drive, Redwood City, California (the 900 Building), and to extend the lease term through December 31, 2035. The Company has the option to extend the lease for an additional ten years after December 31, 2035. The Company expects to take possession of the 900 Building in the fourth quarter of 2023.

The Company maintains letters of credit for the benefit of the landlord which is disclosed as restricted cash in the unaudited condensed consolidated balance sheets. Restricted cash related to letters of credit due to the landlord was $1.7 million and $1.5 million as of March 31, 2023 and December 31, 2022, respectively.

Through March 31, 2023, the landlord had provided the Company with $4.4 million in tenant improvement allowances for the 700 Building, $4.6 million for the 300 Building and $0.6 million for the 900 Building which were recognized as lease incentives. The lease incentives are being amortized as an offset to rent expense over the lease term in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

Upon the execution of the lease amendment in March 2023, which was deemed to be a lease modification, the Company re-evaluated the assumptions used during the lease amendment in November 2021. The Company determined the amendment consists of two separate contracts under ASC 842. One contract is related to a new right-of-use asset for the 900 Building, which is being accounted for as an operating lease, and the other is related to the modification of the lease term, as amended in November 2021, for the 700 Building, 300 Building and 800 Building. The lease of the 900 Building had not commenced as of March 31, 2023. Per the lease amendment, the lease commencement is the later of (i) January 1, 2024 or (ii) the date the Company takes possession of the premises. As a result, the Company recorded an aggregate increase of $0.3 million to the right-of-use assets and lease liabilities for the 700 Building, 300 Building and 800 Building upon execution of the lease amendment. The Company is recognizing rent expense for the buildings on a straight-line basis through the remaining extended term of the lease.

As part of the Warp Drive acquisition in October 2018, the Company assumed an operating lease for approximately 22,000 square feet of office and laboratory space located in Cambridge, Massachusetts (Cambridge Lease), which expired in February 2023. In March 2019, the Company fully subleased the Cambridge Lease to Casma Therapeutics, Inc. (Casma), on financial terms substantially the same as the original lease. The sublease term with Casma is through the expiration of the Cambridge Lease term in February 2023. The sublease by Casma and related sublease payments by Casma to the Company are fully guaranteed by Third Rock Ventures, LLC.

The balance sheet classification of the Company’s operating lease liabilities was as follows:

	March 31,	December 31,
	2023	2022
	(in thousands)
Operating lease liabilities:
Operating lease liability – current	$5,921	$6,773
Operating lease liability – noncurrent	57,676	57,432
Total operating lease liabilities	$63,597	$64,205

For the three months ended March 31, 2023 and 2022, operating lease cost was $1.8 million and $1.4 million, respectively, net of sublease income of $0.3 million and $0.8 million, respectively. The operating cash flows provided by (used in) operating leases were $0.6 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. Short-term lease costs were immaterial for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2023 (remaining nine months)	$5,113
2024	7,100
2025	7,349
2026	7,606
2027	7,872
Thereafter	73,717
Total undiscounted lease payments	$108,757
Less: Imputed interest	(44,160)
Less: Tenant improvement allowance	(1,000)
Total operating lease liabilities	$63,597

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted-average discount rate used to determine the operating lease liability was 8.4%. As of March 31, 2023 and December 31, 2022, the weighted-average remaining lease term was 12.8 years and 10.9 years, respectively.

Legal matters

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that losses will be incurred and these losses can be reasonably estimated. The Company believes that as of March 31, 2023 and December 31, 2022 no such matters, individually or in the aggregate, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

In addition to the ongoing development plan, the Company was also primarily responsible for performing preclinical research on SHP2 inhibitors pursuant to a research plan through 2021. Sanofi was responsible for reimbursing the Company for all internal and external costs and expenses incurred to perform activities under approved research plans for 2021.

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

The Company determined that the transaction price of the Sanofi Agreement was $186.9 million as of March 31, 2023. In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. The Company determined that the $50.0 million upfront payment and $136.9 million of estimated variable consideration for expense reimbursements from Sanofi for agreed upon research and development services as of March 31, 2023 constituted consideration to be included in the transaction price, which is to be allocated to the combined performance obligation. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

During the three months ended March 31, 2023 and 2022, the Company recognized $7.0 million and $7.6 million of collaboration revenue associated with this agreement, respectively.

As of March 31, 2023 and December 31, 2022, $1.4 million and $4.5 million of deferred revenue was classified as current, respectively.

9.
Common stock

As of March 31, 2023 and December 31, 2022, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of the redeemable convertible preferred stockholders. As of March 31, 2023, no dividends have been declared to date.

The Company has reserved shares of common stock for future issuance as follows:

	March 31,	December 31,
	2023	2022
Outstanding options to purchase common stock	10,257,899	8,164,375
Unvested restricted stock units of common stock	2,003,526	1,175,032
Available for future issuance under the 2020 Incentive Award Plan	3,599,651	6,726,307
Available for issuance under the 2020 Employee Stock Purchase Plan	2,605,086	1,700,887
Total	18,466,162	17,766,601

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

Following the effectiveness of the 2020 Plan, the Company ceased making grants under the 2014 Equity Incentive Plan (the 2014 Plan). However, the 2014 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Shares of common stock subject to awards granted under the 2014 Plan that are forfeited or lapse unexercised and which following the effective date of the 2020 Plan were not issued under the 2014 Plan are available for issuance under the 2020 Plan.

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

For the three months ended March 31, 2023, there were zero shares of common stock purchased under the ESPP. As of March 31, 2023, a total of 2,605,086 shares of common stock were available for future issuance under the ESPP. As of March 31, 2023, there was $2.6 million of unrecognized compensation cost related to the ESPP.

Stock options

The following summarizes option activity under both the 2020 Plan and the 2014 Plan:

	Number of Shares underlying options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2022	8,164,375	$16.09	7.53	$85,181
Options granted	2,265,840	26.48
Options exercised	(118,747)	4.20
Options cancelled	(53,569)	28.48
Balance, March 31, 2023	10,257,899	$18.46	7.90	$69,221
Options vested and expected to vest as of March 31, 2023	10,257,899	$18.46	7.90	$69,221
Options vested and exercisable as of March 31, 2023	4,879,823	$12.11	6.55	$59,985

As of March 31, 2023, there was $82.5 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 3.06 years.

Restricted stock units

Activity under the 2020 Plan with respect to the Company’s restricted stock units (RSUs) during the three months ended March 31, 2023 was as follows:

	Number of Shares	Weighted- average grant date fair value per share	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2022	1,175,032	$23.25	1.62	$27,989
Restricted stock units granted	936,344
Restricted stock units vested	(85,891)
Restricted stock units forfeited	(21,959)
Balance, March 31, 2023	2,003,526	$24.65	1.77	43,396
Expected to vest as of March 31, 2023	2,003,526	$24.65	1.77	43,396

The number of RSUs vested includes shares of common stock that the Company withheld to satisfy the minimum statutory tax withholding requirements. As of March 31, 2023, there was $47.3 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 3.36 years.

Stock-based compensation expense

Total stock-based compensation expense related to stock options, RSUs and the 2020 ESPP by function was as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Research and development	$5,699	$3,855
General and administrative	4,000	2,789
Total	$9,699	$6,644

Stock-based compensation related to options and RSUs granted to non-employees was zero and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

11.
Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except share and per share data)
Numerator:
Net loss	$(68,098)	$(57,647)
Denominator:
Weighted-average shares outstanding	94,836,463	74,183,111
Less: Weighted-average unvested restricted shares and shares subject to repurchase	(4,484)	(20,748)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	94,831,979	74,162,363
Net loss per share attributable to common stockholders, basic and diluted	$(0.72)	$(0.78)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of March 31,
	2023	2022
Options to purchase common stock	10,257,899	7,878,559
Options early exercised subject to future vesting	2,563	20,657
Unvested restricted stock units of common stock	2,003,526	1,140,200
Expected shares to be purchased under ESPP	413,372	176,131
Total	12,677,360	9,215,547

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described or implied by the forward-looking statements contained in the following discussion and analysis.

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

We believe that direct inhibitors of RAS(ON) will suppress cell growth and survival and be less susceptible to adaptive resistance mechanisms recognized for RAS(OFF) inhibitors. We plan to evaluate our RAS(ON) Inhibitors alone and in combination with other drugs and investigational drug candidates, particularly in-pathway agents. We believe tailored RAS(ON) Inhibitors will be useful to serve the diverse landscape of RAS-driven cancers optimally. We believe that in some cases, patients may experience maximal clinical benefit from the broad activity of our RASMULTI(ON) Inhibitor, RMC-6236, if approved. In others, treatment with a mutant-selective RAS(ON) Inhibitor like RMC-6291 (KRASG12C), RMC-9805 (KRASG12D), RMC-8839 (KRASG13C) or RMC-0708 (KRASQ61H), in each case, if approved, may be optimal. Consistent with this thesis, we are pursuing additional RAS mutant-selective inhibitors for RAS variants KRASG12R, KRASG12V, KRASG13D and RASQ61X. We further believe that in some cases, it may be beneficial to combine RMC-6236 with a mutant-selective RAS(ON) Inhibitor. This RAS(ON) Inhibitor development strategy is a component of our broader mission to develop the best therapeutic regimens for patients with RAS mutant cancer by combining the optimal RAS(ON) Inhibitor with the optimal RAS Companion Inhibitor.

RMC-6236

RMC-6236, our RASMULTI(ON) Inhibitor, is designed as a first-in-class, potent, oral, RAS-selective tri-complex inhibitor of multiple RAS(ON) variants including cancer drivers at all three of the major mutation hotspot positions, G12, G13, and Q61. RMC-6236 inhibits all three major RAS isoforms, suppressing the mutant cancer driver and cooperating wild-type RAS proteins.

A monotherapy dose-escalation study of RMC-6236 is ongoing and, based on early observations from this study, we believe that RMC-6236 is orally bioavailable and has achieved dose-dependent exposures in patients that are consistent with our preclinical projections. We reported early data from this study in February 2023, in which we observed evidence of clinical activity at dose levels that were generally well tolerated.

We continue in dose escalation and we currently expect to provide additional evidence of first-in-class single agent activity in mid-2023, with multiple updates in 2023, through a combination of corporate and scientific meeting presentations beginning in the third quarter of 2023.

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

A monotherapy dose-escalation study of RMC-6291 is ongoing. Based on early observations from this study, we believe that RMC-6291 is orally bioavailable in patients, that it is exhibiting pharmacokinetics consistent with our expectations based on preclinical experiments and that we are dosing the compound in a pharmacologically active range with acceptable safety and tolerability. We currently expect to provide preliminary evidence of a superior profile for this compound in the second half of 2023.

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

Our highest priority hypothesis regarding RMC-4630 is that it can deliver additional clinical benefit to patients with RAS-addicted tumors treated with a RAS inhibitor. Below is a list of the clinical studies of RMC-4630 in combination with RAS inhibitors:

•
an Amgen-sponsored Phase 1b study of RMC-4630 in combination with Amgen’s KRASG12C(OFF) inhibitor, sotorasib (LUMAKRAS®);
•
RMC-4630-03, a Phase 2 study of RMC-4630 in combination with sotorasib that we are sponsoring under a clinical trial collaboration and supply agreement with Amgen; and
•
a Sanofi-sponsored Phase 1/2 study of RMC-4630 in combination with Mirati Therapeutics’ KRASG12C(OFF) inhibitor, adagrasib (KRAZATI®).

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

Sanofi sponsored a combination study under the Sanofi Agreement and under a clinical trial collaboration and supply agreement between Sanofi and Mirati to evaluate RMC-4630 (also known as SAR442720) in combination with Mirati’s KRASG12C(OFF) inhibitor, adagrasib. In connection with the termination of the Sanofi Agreement, this study is being wound down and we believe there are no active patients on this study.

There are also several clinical studies of RMC-4630 that do not involve combinations with RAS inhibitors. We are in the process of winding down RMC-4630-01, a Phase 1 study of RMC-4630 as monotherapy, and no patients are active on this study. Sanofi sponsored a Phase 1/2 study of RMC-4630 in combination with the PD-1 inhibitor pembrolizumab (Keytruda®), which we expect will be wound down in connection with the termination of the Sanofi Agreement. In addition, the combination of RMC-4630 with an ERK inhibitor in patients with pancreatic cancer is being evaluated as part of an investigator-sponsored study by Netherlands Cancer Institute.

RMC-5552

Our RAS Companion Inhibitor RMC-5552 is designed as a selective inhibitor of hyperactivated mTORC1 signaling in tumors. We are evaluating RMC-5552 first as a monotherapy in a Phase 1 study (RMC-5552-001), and plan to evaluate RMC-5552 in combination with RAS inhibitors for patients with cancers harboring a RAS mutation and co-occurring mutations in the mTOR signaling pathway.

We have reported initial findings from the ongoing dose escalation portion of the RMC-5552-001 study and currently expect to provide additional evidence of single agent activity for this compound in the fourth quarter of 2023.

We are supplying RMC-5552 to the Regents of the University of California on behalf of its San Francisco campus (UCSF) for an investigator-initiated Phase 1/1b trial by UCSF of RMC-5552 in patients with recurrent glioblastoma.

RMC-5845

Our RAS Companion Inhibitor RMC-5845 targets SOS1, a protein that plays a key role in converting RAS(OFF) to RAS(ON) in cells. RMC-5845 is intended for select combination therapies for certain genetically-defined tumors. This compound is ready for preparation of an Investigational New Drug application (IND) based on our preclinical development. We continue to evaluate whether to advance RMC-5845 into clinical development in the context of other assets in our portfolio.

RMC-6236

Our RASMULTI(ON) Inhibitor, RMC-6236, is designed to inhibit essentially all RAS(ON) proteins, including normal or wild-type RAS proteins that may help augment oncogenic signaling to tumor cells that have a mutant RAS as a primary driver. Given this broad activity of RMC-6236, we believe it may also be useful as a RAS Companion Inhibitor beyond its potential utility as a single agent, and we may evaluate the potential benefit of combining RMC-6236 with a mutant-selective RAS(ON) Inhibitor such as RMC-6291 or others in our pipeline.

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

Through March 31, 2023, we have received an aggregate of $181.6 million from Sanofi, including the upfront payment and research and development expense reimbursements.

Financial Operations Overview

Collaboration revenue

Collaboration revenue consists of revenue under the Sanofi Agreement for our SHP2 program. We received a $50.0 million upfront payment from Sanofi in July 2018 and receive reimbursement for research and development services. The Sanofi Agreement is expected to terminate in June 2023.

For further information on our revenue recognition policies, see “Note 2. Summary of significant accounting policies” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of our 2022 Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023 (our 2022 Form 10-K).

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

Up to the termination date of the Sanofi Agreement, Sanofi is responsible to reimburse us all internal and external costs and expenses to perform our activities under approved development plans, except for 50% of the RMC-4630-03 study. These reimbursements from Sanofi are recorded as collaboration revenue.

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

Results of operations

Comparison of the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	Increase/ (decrease)
	(in thousands)
Revenue:
Collaboration revenue	$7,014	$7,578	$(564)
Total revenue	7,014	7,578	(564)
Operating expenses:
Research and development	68,947	56,490	12,457
General and administrative	13,224	9,037	4,187
Total operating expenses	82,171	65,527	16,644
Loss from operations	(75,157)	(57,949)	(17,208)
Other income, net:
Interest income	7,059	302	6,757
Total other income, net	7,059	302	6,757
Loss before income taxes	(68,098)	(57,647)	(10,451)
Net loss	$(68,098)	$(57,647)	$(10,451)

Collaboration revenue

Collaboration revenue consists of revenue under the Sanofi Agreement, which is expected to terminate in June 2023. Collaboration revenue decreased by $0.6 million, or 7%, during the three months ended March 31, 2023 compared to the same period in 2022.

Research and development expenses

Research and development expenses increased by $12.5 million, or 22%, during the three months ended March 31, 2023 compared to the same period in 2022. The increase in research and development expenses during the three months ended March 31, 2023 was primarily due to a $4.2 million increase in RMC-6236 costs, which commenced clinical trials in the second quarter of 2022; a $4.1 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $2.2 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; a $1.8 million increase in stock-based compensation; and a $1.5 million increase in RMC-6291 costs, which commenced clinical trials in the third quarter of 2022; partially offset by a $1.4 million decrease in SHP2 costs.

General and administrative expenses

General and administrative expenses increased by $4.2 million, or 46%, during the three months ended March 31, 2023 compared to the same period in 2022. The increase in general and administrative expenses during the three months ended March 31, 2023 was primarily due to a $1.6 million increase in salaries and other employee-related expenses due to increased headcount; a $1.2 million increase in stock-based compensation expense; a $0.7 million increase in legal and accounting fees; and a $0.5 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount.

Interest income

Interest income increased by $6.8 million during the three months ended March 31, 2023, compared to the same period in 2022 due to a larger cash, cash equivalents and marketable securities balance and higher interest rates.

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

In November 2021, we entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $250 million, through an at-the-market equity offering program (ATM) under which Cowen agreed to act as our sales agent. In 2021, we sold an aggregate of 339,302 shares of common stock under the ATM resulting in gross proceeds to us of $10.4 million. After deducting commissions and expenses of $0.3 million, net proceeds to us were $10.1 million. During the year ended December 31, 2022, we sold an aggregate of 2,385,846 shares of common stock under the ATM resulting in gross proceeds of $51.3 million. After deducting commissions and expenses of $1.4 million, our net proceeds under the ATM were $49.9 million. During the three months ended March 31, 2023, we did not issue shares of our common stock under the ATM.

In July 2022, we issued 13,225,000 shares of our common stock in an underwritten public offering at a price to the public of $20.00 per share, for net proceeds of $248.1 million, after deducting underwriting discounts and commissions of $15.9 million and estimated offering expenses of $0.5 million.

In March 2023, we issued 15,681,818 shares of our common stock in an underwritten public offering at a price to the public of $22.00 per share, for net proceeds of $323.7 million, after deducting underwriting discounts and commissions of $20.7 million and expenses of $0.6 million.

Our operations have been financed primarily by our public offerings of common stock, net proceeds of $230.6 million from the issuance of our preferred stock and $181.6 million received under the Sanofi Agreement for upfront payments and for research and development cost reimbursement.

As of March 31, 2023, we had $909.8 million in cash, cash equivalents and marketable securities.

As of March 31, 2023, we had an accumulated deficit of $769.4 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our product candidates and our pre-clinical research portfolio, and to a lesser extent, general and administrative expenditures. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue to advance our product candidates and pre-clinical research portfolio.

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

Cash flows

The following table summarizes our consolidated cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) provided by:
Operating activities	$(62,391)	$(55,160)
Investing activities	3,996	44,025
Financing activities	324,205	305
Net change in cash and cash equivalents	$265,810	$(10,830)

Cash used in operating activities

During the three months ended March 31, 2023, cash used in operating activities of $62.4 million was attributable to a net loss of $68.1 million and a net change of $2.9 million in our operating assets and liabilities offset by $8.7 million in non-cash charges. The non-cash charges primarily consisted of stock-based compensation expense of $9.7 million, depreciation and amortization of $1.2 million, amortization of operating lease right-of-use asset of $1.1 million and net amortization of premium on marketable securities of $3.6 million. The change in operating assets and liabilities was primarily due to a $3.0 million decrease in deferred revenue associated with the Sanofi agreement, a $0.9 million decrease in operating lease liability, a $1.1 million decrease in accounts payable, a $1.8 million decrease in accrued expenses and other current liabilities, offset by $1.6 million decrease in prepaid expenses and other current assets primarily resulting from the timing of prepayments made for research and development activities and insurance, a $0.7 million decrease in accounts receivable and a $1.4 million increase in ESPP liability.

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

Cash provided by investing activities

During the three months ended March 31, 2023, cash provided by investing activities of $4.0 million was comprised of maturities of marketable securities of $198.9 million partially offset by purchases of marketable securities of $193.1 million and purchases of property and equipment of $1.8 million.

During the three months ended March 31, 2022, cash provided by investing activities of $44.0 million was primarily comprised of maturities of marketable securities of $157.7 million partially offset by purchases of marketable securities of $111.8 million.

Cash provided by financing activities

During the three months ended March 31, 2023, cash provided by financing activities of $324.2 million was comprised of $323.7 million in proceeds from the March 2023 underwritten public offering and $0.5 million in proceeds from the issuance of common stock upon the exercise of stock options.

During the three months ended March 31, 2022, cash provided by financing activities of $0.3 million was comprised of proceeds from the issuance of common stock upon the exercise of stock options.

Contractual obligations and commitments

We have contractual obligations related to our office and laboratory space lease in Redwood City, California, described in “Note 7. Commitments and contingencies” in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

For a discussion of our critical accounting estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K. There have been no material changes to these critical accounting estimates since our 2022 Form 10-K.

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

We held cash, cash equivalents and marketable securities of $909.8 million and $644.9 million as of March 31, 2023 and December 31, 2022, respectively, which consisted of bank deposits, money market funds, U.S. and Canadian government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate one percent change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President, Chief Executive Officer and Director and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2023. Based on the evaluation, our President, Chief Executive Officer and Director and our Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were, in design and operation, effective to the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We are currently developing and may in the future develop, our product candidates in combination with other therapies, which exposes us to additional risks.
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

The summary risk factors described above should be read together with the text of the full risk factors below in the section entitled “Risk Factors” and the other information set forth in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially and adversely affect our business, competitive position, financial condition, results of operations, cash flows and future growth prospects.

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

Since inception, we have incurred significant net losses. Our net losses were $248.7 million, $187.1 million and $108.2 million, for the years ended December 31, 2022, 2021 and 2020, respectively. As of March 31, 2023, we had an accumulated deficit of $769.4 million. We have funded our operations to date primarily with proceeds from the sale of common stock and preferred stock and upfront payments and research and development cost reimbursement received under our collaboration agreement with Genzyme Corporation, an affiliate of Sanofi (the Sanofi Agreement). The Sanofi Agreement has been terminated effective as of June 2023, and Sanofi will have no further reimbursement obligations post this termination. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $909.8 million. We have raised $1,271.4 million in underwritten public offerings, including our IPO in February 2020, net of underwriting discounts and commissions and offering expenses and have completed sales generating $60.0 million in net proceeds (after deducting commissions and expenses) pursuant to our at-the-market equity offering program with Cowen and Company, LLC (Cowen). We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs and to prepare for their potential commercialization. If we are able to gain marketing approval for product candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize our product candidates to the extent that their launch and commercialization are not the responsibility of another collaborator that we may contract with in the future. In addition, other unanticipated costs may arise. Because the design and outcome of our current, planned and potential future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

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
•
the cost of commercialization activities for any other product candidates we develop, whether alone or in collaboration, including marketing, sales and distribution costs if any product candidate we develop is approved for sale;
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

In addition, the ongoing armed conflict between Russia and Ukraine or related actions may affect European clinical sites for our clinical studies. See the risk factor entitled "The ongoing armed conflict between Russia and Ukraine and resulting actions could adversely affect our business, financial condition, and results of operations” for a further description of risks related to this conflict.

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

There are several programs in clinical development targeting SHP2, including those being conducted by Betta Pharmaceuticals Co., Ltd., Erasca, Inc., Etern BioPharma (Shanghai) Co. Ltd., Genhouse Bio Co. Ltd., HUYA Bioscience, InnoCare Pharma Ltd., Jacobio Pharmaceuticals Co. Ltd. (licensed to AbbVie Inc.), Nanjing Sanhome Pharmaceutical, Navire Pharma, Inc., a BridgeBio company (licensed to Bristol-Myers Squibb Company, Inc.), Novartis AG, Pfizer, Inc., and Relay Therapeutics Inc. (licensed to Roche). There are several programs in clinical development targeting KRASG12C, including programs directed at KRASG12C(OFF) being conducted by Amgen Inc., Betta Pharmaceuticals Co., Ltd., Boehringer Ingelheim, D3 BIO, Inc., Eli Lilly, Genhouse Bio Co. Ltd., HUYA Bioscience, InnoCare Pharma Ltd., Innovent Biologics, Inc., InventisBio, Jacobio Pharmaceuticals Co. Ltd., Merck, Sharpe & Dohme LLC, Mirati Therapeutics, Inc., Novartis AG, Roche, Shanghai YingLi Pharmaceutical, Suzhou Genhouse Bio and Suzhou Zelgen Biopharmaceuticals. There are also several clinical programs directed at KRASG12D, including those being conducted by Astellas Pharma Inc., Jiangsu Hengrui Pharmaceuticals Company Ltd. and Mirati Therapeutics, Inc. Other clinical programs directed at mutant RAS are being conducted, including those by Alaunos Therapeutics, Inc., Elicio Therapeutics, Gritstone bio, Inc., Moderna, Inc., Silenseed Ltd. and Targovax ASA. The above list includes corporate competitors that we are currently aware of and that are currently conducting clinical trials or marketing in geographies where we currently anticipate conducting clinical trials for our product candidates. However, companies operating in other geographies and smaller and other early-stage companies may also prove to be significant competitors. In addition, academic research departments and public and private research institutions may be conducting research on compounds that could prove to be competitive.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ethics committees of the institutions in which any such trial is being conducted, by the Data Safety Monitoring Board (DSMB) for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our product candidates.

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

Further, various states have implemented certain data privacy and security laws and regulations that impose restrictive requirements regulating the use and disclosure of health-related and other personal information. California enacted the California Consumer Privacy Act (CCPA), which creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA went into effect on January 1, 2020, and became enforceable by the California Attorney General on July 1, 2020. Further, the California Privacy Rights Act (CPRA) was approved by California voters in the November 3, 2020 election and generally went into effect on January 1, 2023. The CPRA significantly amends the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado, Utah, Iowa and Connecticut, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

We, our CROs and certain of our service providers are from time to time, subject to cyberattacks and security incidents. While we have not to our knowledge experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our or our critical third parties’ operations, it could result in delays and/or material disruptions of our research and development programs, our operations and ultimately, our financial results. For example, the loss of trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also adversely impact our business. Further, due to the current political uncertainty involving Russia and Ukraine, there is an increased likelihood that the tensions could result in cyberattacks or cybersecurity incidents that could either directly or indirectly impact our or our critical third parties’ operations. To the extent that any disruption or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability due to delays in the development and commercialization of our product candidates or other business activities and/or due to reputational harm, litigation, regulatory investigations and enforcement, fines and penalties, or increased costs of compliance and system remediation.

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

We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators. For example, under the Sanofi Agreement, we have granted worldwide exclusive rights under our intellectual property to Sanofi for SHP2 inhibitors, and during the term of the agreement, which has been terminated effective as of June 2023, we will be restricted from granting similar rights to other parties. This exclusivity could limit our ability to enter into collaborations with future collaborators.

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

We have participated and in the future may participate in clinical collaborations where a partner is responsible for conduct of a clinical trial involving our product candidates. These collaborators may be commercial entities, such as Amgen’s Phase 1b trial evaluating the combination of RMC-4630 and the KRASG12C(OFF) inhibitor sotorasib in Amgen’s CodeBreaK 101c study, Sanofi’s Phase 1/2 trial evaluating the combination of RMC-4630 and Merck’s PD-1 inhibitor pembrolizumab and the Phase 1/2 study of RMC-4630 in combination with Mirati Therapeutics’ KRASG12C(OFF) inhibitor, adagrasib, or investigator-sponsored or initiated studies that use our product candidates, such as the Netherlands Cancer Institute’s study of the combination of RMC-4630 with Eli Lilly’s investigational ERK inhibitor (LY3214996) and UCSF’s Phase 1/1b trial of RMC-5552. Although we intend to design the clinical trials for our product candidates, or be involved in the design when other parties sponsor the trials, because these collaborators will have primary responsibility for the conduct of these trials, many important aspects of our clinical development for these trials, including their conduct and timing, is outside of our direct control.

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

As of March 31, 2023, we had 259 full-time employees, including 208 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we operate as a public company, we expect to need additional managerial, research and development, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Furthermore, integral third parties used in our preclinical activities and in our supply chain are similarly vulnerable to natural disasters, outbreak of disease, or other sudden, unforeseen and severe adverse events. If such an event were to affect our preclinical activities or our supply chain, it could negatively impact our business.

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

As of March 31, 2023, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 8.5% of our outstanding common stock. As a result, these stockholders, if they act together, may be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

As of March 31, 2023, 18.5 million shares of common stock that are either subject to outstanding options or restricted stock units reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, as of March 31, 2023, holders of approximately 2.1 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could impact the market price of our common stock.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any state law derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, any action to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause or causes of action under the Securities Act. Such provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint and any other professional or entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

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

We may be adversely affected by events adversely affecting the financial services industry.

We may be adversely affected by general conditions in the global economy and in the global financial markets, including the current inflationary environment and rising interest rates. Adverse developments that affect financial institutions or concerns or rumors about these events have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the U.S. Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, other institutions have been and may continue to be swept into receivership. Uncertainty may remain over liquidity concerns in the broader financial services industry, and there may be unpredictable impacts to our business and our industry. We cannot anticipate all the ways in which the global financial market conditions could adversely impact our business in the future.

Although we assess our banking relationships as we believe necessary or appropriate, our access to deposits or other financial assets on a timely basis or in adequate amounts could be significantly impaired by factors that affect the financial institutions with which we have banking relationships or the financial markets or financial services industry generally. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

We maintain our cash at financial institutions, in balances that may exceed federally insured limits.

We maintain the majority of our cash and cash equivalents in accounts at banking institutions in the U.S. that we believe are of high quality. Cash held in these accounts may exceed the FDIC insurance limits. If these banking institutions were to fail, we could lose all or a portion of amounts held in excess of these insurance limitations. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	2/18/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	3/8/2021	3.1
10.1#	Non-Employee Director Compensation Program				X
10.2	Fourth Amendment to Lease and between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of March 24, 2023				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 has been formatted in Inline XBRL.				X

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

#	Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Revolution Medicines, Inc.

Date: May 8, 2023	By:	/s/ Mark A. Goldsmith
Mark A. Goldsmith, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Revolution Medicines, Inc.

Date: May 8, 2023	By:	/s/ Jack Anders
Jack Anders
Chief Financial Officer (Principal Financial and Accounting Officer)