Form 10-Q
period 2023-06-30
Revolution Medicines, Inc.
filed 2023-08-08
CIK 1628171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, the registrant had 109,169,897 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the expected timing of the closing of the EQRx Acquisition (as defined here) and the ability of the parties to complete the EQRx Acquisition considering the various closing conditions;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$380,330	$161,412
Marketable securities	529,159	483,531
Accounts receivable	2,510	4,673
Prepaid expenses and other current assets	10,093	10,569
Total current assets	922,092	660,185
Property and equipment, net	19,718	18,659
Operating lease right-of-use asset	53,733	55,077
Intangible assets, net	58,273	58,807
Goodwill	14,608	14,608
Restricted cash	2,594	1,737
Other noncurrent assets	2,691	2,857
Total assets	$1,073,709	$811,930
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,784	$21,306
Accrued expenses and other current liabilities	42,557	29,446
Operating lease liability, current	5,718	6,773
Deferred revenue, current	—	4,459
Total current liabilities	78,059	61,984
Deferred tax liability	7,025	7,025
Operating lease liability, noncurrent	57,538	57,432
Other noncurrent liabilities	252	301
Total liabilities	142,874	126,742
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively; zero shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively; 109,141,094 and 90,411,912 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	11	9
Additional paid-in capital	1,799,812	1,388,300
Accumulated other comprehensive loss	(1,251)	(1,780)
Accumulated deficit	(867,737)	(701,341)
Total stockholders’ equity	930,835	685,188
Total liabilities and stockholders’ equity	$1,073,709	$811,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Collaboration revenue	$3,824	$9,116	$10,838	$16,694
Total revenue	3,824	9,116	10,838	16,694
Operating expenses:
Research and development	97,981	61,001	166,928	117,491
General and administrative	14,640	10,204	27,864	19,242
Total operating expenses	112,621	71,205	194,792	136,733
Loss from operations	(108,797)	(62,089)	(183,954)	(120,039)
Other income, net:
Interest income	10,499	867	17,558	1,170
Total other income, net	10,499	867	17,558	1,170
Loss before income taxes	(98,298)	(61,222)	(166,396)	(118,869)
Benefit from income taxes	—	—	—	—
Net loss	$(98,298)	$(61,222)	$(166,396)	$(118,869)
Net loss per share attributable to common stockholders, basic and diluted	(0.92)	$(0.82)	(1.65)	$(1.60)
Weighted-average common shares used to compute net loss per share, basic and diluted	106,884,185	74,280,590	100,891,375	74,221,803

Comprehensive loss:
Net loss	$(98,298)	$(61,222)	$(166,396)	$(118,869)
Other comprehensive loss:
Unrealized gain (loss) on investments, net	(695)	(481)	529	(1,389)
Comprehensive loss	$(98,993)	$(61,703)	$(165,867)	$(120,258)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/ (Loss)	Deficit	Equity/(Deficit)
Balance at December 31, 2022	90,411,912	$9	$1,388,300	$(1,780)	$(701,341)	$685,188
Issuance of common stock pursuant to stock option exercises	118,747	—	499	—	—	499
Issuance of common stock related to vesting of restricted stock units	85,891	—	—	—	—	—
Issuance of common stock upon follow-on offering, net of issuance cost of $21,294	15,681,818	2	323,704	—	—	323,706
Repurchase of early exercised stock	(291)	—	—	—	—	—
Stock-based compensation expense	—	—	9,699	—	—	9,699
Net unrealized gain on marketable securities	—	—	—	1,224	—	1,224
Net loss	—	—	—	—	(68,098)	(68,098)
Balance at March 31, 2023	106,298,077	$11	$1,722,202	$(556)	$(769,439)	$952,218
Issuance of common stock pursuant to stock option exercises	45,918	—	468	—	—	468
Issuance of common stock related to vesting of restricted stock units	174,252	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	139,967	—	2,109	—	—	2,109
Issuance of common stock upon at-the-market offering, net of issuance cost of $1,426	2,482,880	—	62,053	—	—	62,053
Stock-based compensation expense	—	—	12,980	—	—	12,980
Net unrealized loss on marketable securities	—	—	—	(695)	—	(695)
Net loss	—	—	—	—	(98,298)	(98,298)
Balance at June 30, 2023	109,141,094	$11	$1,799,812	$(1,251)	$(867,737)	$930,835

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

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(166,396)	$(118,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	1	19
Amortization of intangible assets	534	534
Stock-based compensation expense	22,679	14,742
Depreciation and amortization	2,428	1,832
Net amortization of premium or discount on marketable securities	(8,428)	675
Amortization of operating lease right-of-use asset	1,344	2,258
Changes in operating assets and liabilities:
Accounts receivable	2,163	305
Prepaid expenses and other current assets	476	(9,199)
Accounts payable	7,584	(1,444)
Accrued expenses and other current liabilities	13,382	5,763
Deferred revenue	(4,459)	(5,408)
Operating lease liability	(949)	(1,681)
Other noncurrent assets	178	(43)
Other noncurrent liabilities	(49)	(360)
Net cash used in operating activities	(129,512)	(110,876)
Cash flows from investing activities
Purchases of marketable securities	(369,272)	(239,470)
Maturities of marketable securities	332,601	350,311
Purchases of property and equipment	(2,877)	(4,415)
Net cash provided by (used in) investing activities	(39,548)	106,426
Cash flows from financing activities
Proceeds from issuance of common stock upon follow-on offering, net of issuance costs	323,706	—
Proceeds from issuance of common stock upon at-the-market offering, net of issuance costs	62,053	—
Proceeds from issuance of common stock under equity incentive plans	967	495
Proceeds from issuance of common stock related to employee stock purchase plan	2,109	1,239
Net cash provided by financing activities	388,835	1,734
Net increase (decrease) in cash, cash equivalents and restricted cash	219,775	(2,716)
Cash, cash equivalents and restricted cash - beginning of period	163,149	110,234
Cash, cash equivalents and restricted cash - end of period	$382,924	$107,518
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	380,330	105,781
Restricted cash	2,594	1,737
Cash, cash equivalents and restricted cash - end of period	$382,924	$107,518
Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised options and restricted stock	$—	$55
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$2,030	$2,930
Unpaid/deferred offering costs	$14	$17

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

Liquidity

The Company has incurred net operating losses in each year since inception. As of June 30, 2023, the Company had an accumulated deficit of $867.7 million. Management believes that its existing cash, cash equivalents and marketable securities will enable the Company to fund its planned operations for at least 12 months following the issuance date of these unaudited condensed consolidated financial statements. The Company has been able to fund its operations through the issuance and sale of common stock and redeemable convertible preferred stock in addition to upfront payments and research and development cost reimbursement received under the Company’s collaboration agreement with Genzyme Corporation, an affiliate of Sanofi. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

As discussed in Note 12, “Subsequent Events.” the Company intends to effect an all-stock transaction to acquire EQRx, Inc. (which is subject to customary closing conditions beyond the parties’ control). Although there is no assurance that the EQRx Acquisition will be successfully completed, the Company believes it can successfully complete the acquisition, further enabling it to continue as a going concern.

Public offerings

In November 2021, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of its common stock, from time to time, with aggregate gross proceeds of up to $250.0 million, through an at-the-market equity offering program (ATM). During the three and six months ended June 30, 2023, the Company sold an aggregate of 2,482,880 shares of common stock under the ATM, resulting in gross proceeds of $63.5 million. After deducting commissions and expenses of $1.4 million, net proceeds to the Company were $62.1 million during the three and six months ended June 30, 2023.

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

2.
Summary of significant accounting policies

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and applicable rules of the Securities and Exchange Commission (SEC) regarding interim financial reporting and, in the opinion of management, include all normal and recurring adjustments which are necessary to state fairly the Company’s financial position and results of operations for the reported periods. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 27, 2023. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The unaudited condensed consolidated financial statements for the periods ended June 30, 2023 and June 30, 2022 include the accounts of the Company and its wholly owned subsidiary, Warp Drive Bio, Inc. (Warp Drive). All intercompany balances and transactions have been eliminated in consolidation. The functional and reporting currency of the Company and its subsidiary is the U.S. dollar.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical accruals, valuation of in-process research and development and developed technologies, income taxes, useful lives of property and equipment and intangible assets, impairment of goodwill and intangibles, impairment of in-process research and development and developed technologies, the incremental borrowing rate for determining operating lease assets and liabilities and stock-based compensation. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, financial condition and results of operations is highly uncertain and subject to change. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there was not a material impact to the Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2023. Actual results could materially differ from the Company’s estimates, and there may be changes to the estimates in future periods.

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB), under its ASC or other standard setting bodies, and adopted by the Company as of the specified effective date. No new pronouncements have been adopted by the Company for the three and six months ended June 30, 2023.

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

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	June 30, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$265,660	$265,660	$—	$—
Commercial paper	221,656	—	221,656	—
U.S. and Canadian government and agency securities	413,689	—	413,689	—
Corporate bonds	10,568	—	10,568	—
Total	$911,573	$265,660	$645,913	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$48,522	$48,522	$—	$—
Commercial paper	313,928	—	313,928	—
U.S. and Canadian government and agency securities	251,830	—	251,830	—
Corporate bonds	31,405	—	31,405	—
Total	$645,685	$48,522	$597,163	$—

Money market funds include funds held in sweep accounts and are measured at fair value on a recurring basis using quoted prices. U.S. and Canadian government debt securities, government agency bonds, commercial paper and corporate bonds are measured at fair value, which is derived from independent pricing sources based on quoted prices in active markets for similar securities.

There were no transfers between Levels 1, 2 or 3 for any of the periods presented.

4.
Available-for-sale securities

The following tables summarize the estimated value of the Company’s available-for-sale marketable securities and cash equivalents and the gross unrealized gains and losses:

	June 30, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$140,177	$—	$(80)	$140,097
U.S. and Canadian government and agency securities	379,639	31	(1,176)	378,494
Corporate bonds	10,581	—	(13)	10,568
Total marketable securities	530,397	31	(1,269)	529,159
Cash equivalents:
Money market funds	265,660	—	—	265,660
Commercial paper	81,583	—	(24)	81,559
U.S. and Canadian government and agency securities	35,184	11	—	35,195
Corporate bonds	—	—	—	—
Total cash equivalents	382,427	11	(24)	382,414
Total available-for-sale investments	$912,824	$42	$(1,293)	$911,573

	December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$216,765	$—	$(328)	$216,437
U.S. and Canadian government and agency securities	236,916	43	(1,270)	235,689
Corporate bonds	31,599	—	(194)	31,405
Total marketable securities	485,280	43	(1,792)	483,531
Cash equivalents:
Money market funds	48,522	—	—	48,522
Commercial paper	97,526	—	(35)	97,491
Corporate bonds	16,137	4	—	16,141
Total cash equivalents	162,185	4	(35)	162,154
Total available-for-sale investments	$647,465	$47	$(1,827)	$645,685

The amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are summarized below as of June 30, 2023:

	June 30, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Mature in one year or less	$835,518	$41	$(930)	$834,629
Mature after one year through two years	77,306	1	(363)	76,944
Total marketable securities	$912,824	$42	$(1,293)	$911,573

5.
Balance sheet components

Property and equipment, net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Laboratory equipment	$19,594	$17,163
Leasehold improvements	11,468	11,404
Computer equipment and software	4,631	3,965
Furniture and fixtures	688	616
Construction in progress	166	—
	36,547	33,148
Less: accumulated depreciation and amortization	(16,829)	(14,489)
Property and equipment, net	$19,718	$18,659

Depreciation expense for property and equipment amounted to $1.2 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively, and $2.4 million and $1.8 million for the six months ended June 30, 2023 and 2022, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Accrued compensation	$9,164	$13,281
Accrued research and development	32,125	15,161
Accrued professional services	918	499
Other	350	505
Total accrued expenses and other current liabilities	$42,557	$29,446

6.
Intangible assets and goodwill

Intangible assets, net

Intangible assets, net consist of the following as of June 30, 2023:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(5,007)	2,473	2.4
Total	$63,280	$(5,007)	$58,273

Amortization expense for the three months ended June 30, 2023 and 2022 was $0.3 million and for the six months ended June 30, 2023 and 2022 was $0.5 million.

As of June 30, 2023, future amortization expense is as follows:

Amount
(in thousands)
2023 (remaining six months)	$535
2024	1,069
2025	869
Total	$2,473

Intangible assets, net consist of the following as of December 31, 2022:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(4,473)	3,007	2.9
Total	$63,280	$(4,473)	$58,807

Goodwill

The following summarizes the change in the carrying value of goodwill for the three and six months ended June 30, 2023:

Amount
(in thousands)
Balance at December 31, 2022	$14,608
Adjustment	—
Balance at June 30, 2023	$14,608

No impairment has been recognized as of June 30, 2023. Goodwill recorded is not deductible for income tax purposes.

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

The Company maintains letters of credit for the benefit of the landlord which is disclosed as restricted cash in the unaudited condensed consolidated balance sheets. Restricted cash related to letters of credit due to the landlord was $2.6 million and $1.5 million as of June 30, 2023 and December 31, 2022, respectively.

Through June 30, 2023, the landlord had provided the Company with $4.4 million in tenant improvement allowances for the 700 Building, $4.6 million for the 300 Building and $0.6 million for the 900 Building which were recognized as lease incentives. The lease incentives are being amortized as an offset to rent expense over the lease term in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

Upon the execution of the lease amendment in March 2023, which was deemed to be a lease modification, the Company re-evaluated the assumptions used during the lease amendment in November 2021. The Company determined the amendment consists of two separate contracts under ASC 842. One contract is related to a new right-of-use asset for the 900 Building, which will be accounted for as an operating lease upon commencement, and the other is related to the modification of the lease term, as amended in November 2021, for the 700 Building, 300 Building and 800 Building. The lease of the 900 Building had not commenced as of March 31, 2023. Per the lease amendment, the lease commencement is the later of (i) January 1, 2024 or (ii) the date the Company takes possession of the premises. As a result, the Company recorded an aggregate increase of $0.3 million to the right-of-use assets and lease liabilities for the 700 Building, 300 Building and 800 Building upon execution of the lease amendment. The Company is recognizing rent expense for the buildings on a straight-line basis through the remaining extended term of the lease.

As part of the Warp Drive acquisition in October 2018, the Company assumed an operating lease for approximately 22,000 square feet of office and laboratory space located in Cambridge, Massachusetts (Cambridge Lease), which expired in February 2023. In March 2019, the Company fully subleased the Cambridge Lease to Casma Therapeutics, Inc. (Casma), on financial terms substantially the same as the original lease. The sublease term with Casma was through the expiration of the Cambridge Lease term in February 2023.

The balance sheet classification of the Company’s operating lease liabilities was as follows:

	June 30,	December 31,
	2023	2022
	(in thousands)
Operating lease liabilities:
Operating lease liability – current	$5,718	$6,773
Operating lease liability – noncurrent	57,538	57,432
Total operating lease liabilities	$63,256	$64,205

For the three months ended June 30, 2023 and 2022, operating lease cost was $1.9 million and $1.4 million, respectively, net of sublease income of zero and $0.8 million, respectively. For the six months ended June 30, 2023 and 2022, operating lease cost was $3.7 million and $2.8 million, respectively, net of sublease income of $0.3 million and $1.6 million, respectively. The operating cash flows used in operating leases were $0.3 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively. The operating cash flows used in operating leases were $0.9 million and $1.7 million for the six months ended June 30, 2023 and 2022, respectively. Short-term lease costs were immaterial for the three and six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2023 (remaining six months)	$3,450
2024	7,100
2025	7,349
2026	7,606
2027	7,872
Thereafter	73,717
Total undiscounted lease payments	$107,094
Less: Imputed interest	(42,838)
Less: Tenant improvement allowance	(1,000)
Total operating lease liabilities	$63,256

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted-average discount rate used to determine the operating lease liability was 8.4%. As of June 30, 2023 and December 31, 2022, the weighted-average remaining lease term was 12.5 years and 10.9 years, respectively.

Legal matters

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that losses will be incurred and these losses can be reasonably estimated. The Company believes that as of June 30, 2023 and December 31, 2022 no such matters, individually or in the aggregate, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

8.
Sanofi collaboration agreement

In June 2018, the Company entered into a collaborative research, development and commercialization agreement (the Sanofi Agreement) with Aventis, Inc. (an affiliate of Sanofi) to research and develop SHP2 inhibitors, including RMC-4630, for any indications. The Sanofi Agreement was assigned to Genzyme Corporation, a Sanofi affiliate, in December 2018. For the purposes of this discussion, the Company refers to Genzyme Corporation as Sanofi. The Sanofi Agreement was terminated in June 2023.

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

Under the Sanofi Agreement, the Company had primary responsibility for early clinical development of RMC-4630 pursuant to an approved development plan. Sanofi was responsible for reimbursing the Company for all internal and external costs and expenses to perform its activities under approved development plans, except for costs and expenses related to the RMC-4630-03 study, for which Sanofi reimbursed the Company 50% of the costs and expenses.

Pursuant to the Sanofi Agreement, the Company received an upfront payment of $50 million from Sanofi in July 2018. The Sanofi Agreement included obligations for Sanofi to make certain milestone payments and royalty payments, all of which expired on termination of the Sanofi Agreement.

Upon termination of the Sanofi Agreement, the licenses granted to Sanofi thereunder became fully paid-up, royalty-free, perpetual and irrevocable and all rights and obligations of Sanofi under the Sanofi Agreement reverted to us.

During the three months ended June 30, 2023 and 2022, the Company recognized $3.8 million and $9.1 million of collaboration revenue associated with this agreement, respectively, and $10.8 million and $16.7 million for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023 and December 31, 2022, zero and $4.5 million of deferred revenue was classified as current, respectively.

9.
Common stock

As of June 30, 2023 and December 31, 2022, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of the redeemable convertible preferred stockholders. As of June 30, 2023, no dividends had been declared.

The Company has reserved shares of common stock for future issuance as follows:

	June 30,	December 31,
	2023	2022
Outstanding options to purchase common stock	10,789,298	8,164,375
Unvested restricted stock units of common stock	2,055,963	1,175,032
Available for future issuance under the 2020 Incentive Award Plan	7,316,803	6,726,307
Available for issuance under the 2020 Employee Stock Purchase Plan	2,465,119	1,700,887
Total	22,627,183	17,766,601

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

For the three and six months ended June 30, 2023, there were 139,967 shares of common stock purchased under the ESPP. As of June 30, 2023, a total of 2,465,119 shares of common stock were available for future issuance under the ESPP. As of June 30, 2023, there was $2.1 million of unrecognized compensation cost related to the ESPP.

Stock options

Activity under the 2020 Plan and 2014 Plan with respect to the Company’s options during the six months ended June 30, 2023 was as follows:

	Number of Shares underlying options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2022	8,164,375	$16.09	7.53	$85,181
Options granted	2,897,970	25.87
Options exercised	(164,665)	5.88
Options cancelled	(108,382)	27.66
Balance, June 30, 2023	10,789,298	$18.76	7.79	$103,139
Options vested and expected to vest as of June 30, 2023	10,789,298	$18.76	7.79	$103,139
Options vested and exercisable as of June 30, 2023	5,456,406	$13.03	6.53	$84,866

As of June 30, 2023, there was $83.5 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.98 years.

Restricted stock units

Activity under the 2020 Plan with respect to the Company’s restricted stock units (RSUs) during the six months ended June 30, 2023 was as follows:

	Number of Shares	Weighted- average grant date fair value per share	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2022	1,175,032	$23.25	1.62	$27,989
Restricted stock units granted	1,190,127
Restricted stock units vested	(260,143)
Restricted stock units forfeited	(49,053)
Balance, June 30, 2023	2,055,963	$24.59	1.70	54,997
Expected to vest as of June 30, 2023	2,055,963	$24.59	1.70	54,997

The number of RSUs vested includes shares of common stock that the Company withheld to satisfy the minimum statutory tax withholding requirements. As of June 30, 2023, there was $48.6 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 3.20 years.

Stock-based compensation expense

Total stock-based compensation expense related to stock options, RSUs and the 2020 ESPP by function was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Research and development	$7,642	$4,543	$13,342	$8,398
General and administrative	5,338	3,555	9,337	6,344
Total	$12,980	$8,098	$22,679	$14,742

Stock-based compensation related to options and RSUs granted to non-employees was zero and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and zero and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.

11.
Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net loss	$(98,298)	$(61,222)	$(166,396)	$(118,869)
Denominator:
Weighted-average shares outstanding	106,885,561	74,298,307	100,894,443	74,237,943
Less: Weighted-average unvested restricted shares and shares subject to repurchase	(1,376)	(17,717)	(3,068)	(16,140)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	106,884,185	74,280,590	100,891,375	74,221,803
Net loss per share attributable to common stockholders, basic and diluted	$(0.92)	$(0.82)	$(1.65)	$(1.60)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of June 30,
	2023	2022
Options to purchase common stock	10,789,298	8,030,257
Options early exercised subject to future vesting	872	17,796
Unvested restricted stock units of common stock	2,055,963	1,145,919
Expected shares to be purchased under ESPP	199,866	335,228
Total	13,045,999	9,529,200

12. Subsequent events

Merger Agreement

On July 31, 2023, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with EQRx, Inc., a Delaware corporation (EQRx), Equinox Merger Sub I, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (Merger Sub I), and Equinox Merger Sub II LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of the Company (Merger Sub II).

Pursuant to the terms of the Merger Agreement, the Company will acquire EQRx in an all-stock transaction (the EQRx Acquisition), subject to satisfaction of customary closing conditions and approval by the Company’s and EQRx’s stockholders. At closing, EQRx stockholders will receive the number of shares of the Company’s common stock equal to the sum of 7,692,308 shares (determined as $200.0 million divided by $26.00 per share) plus a number of shares equal to $870.0 million divided by a price that is a 6% discount to the 5-day volume-weighted average share price of the Company’s common stock measured in close proximity to the stockholder vote.

The Merger Agreement provides for Merger Sub I to be merged with and into EQRx (the First Merger), with EQRx surviving the First Merger as a direct, wholly owned subsidiary of the Company (the Surviving Corporation), and as soon as practicable following the First Merger, the Surviving Corporation will be merged with and into Merger Sub II, with Merger Sub II surviving as a direct, wholly owned subsidiary of the Company.

The transaction is anticipated to close in November 2023.

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

Our research and development pipeline comprises RAS(ON) inhibitors that bind directly to RAS variants, which we refer to as RAS(ON) Inhibitors, and RAS companion inhibitors that target key nodes in the RAS pathway or associated pathways, which we refer to as RAS Companion Inhibitors. Our RAS Companion Inhibitors are designed primarily for combination treatment strategies involving one or more therapeutic agents, which particularly may include our RAS(ON) Inhibitors. Our long-term goal is to combine our RAS(ON) Inhibitors with selected RAS Companion Inhibitors or other therapies on behalf of patients based on molecular tumor features.

RAS(ON) Inhibitors

Our RAS(ON) Inhibitors are based on our proprietary tri-complex technology platform, which enables a highly differentiated approach to inhibiting the active, GTP-bound form of RAS, which we refer to as RAS(ON). We are developing a portfolio of compounds that we believe are the first and only RAS(ON) Inhibitors to use this mechanism of action.

We believe that direct inhibitors of RAS(ON) will suppress cell growth and survival and be less susceptible to adaptive resistance mechanisms recognized for RAS(OFF) inhibitors. We plan to evaluate our RAS(ON) Inhibitors alone and in combination with other drugs and investigational drug candidates, particularly in-pathway agents. We believe tailored RAS(ON) Inhibitors will be useful to serve the diverse landscape of RAS-driven cancers optimally. We believe that in some cases, patients may experience maximal clinical benefit from the broad activity of our RASMULTI(ON) Inhibitor, RMC-6236, if approved. In others, treatment with a mutant-selective RAS(ON) Inhibitor like RMC-6291 (KRASG12C), RMC-9805 (KRASG12D), RMC-8839 (KRASG13C) or RMC-0708 (KRASQ61H), in each case, if approved, may be optimal. Consistent with this thesis, we are pursuing additional RAS mutant-selective inhibitors for RAS variants KRASG12R, KRASG12V and KRASG13D. We further believe that in some cases, it may be beneficial to combine RMC-6236 with a mutant-selective RAS(ON) Inhibitor, with RMC-6236 functioning as a RAS Companion Inhibitor in the combination. Our RAS(ON) Inhibitor development strategy is to develop the best therapeutic regimens for patients with RAS mutant cancer by combining the optimal RAS(ON) Inhibitor with the optimal RAS Companion Inhibitor, where appropriate.

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

We currently expect to present an update on the clinical antitumor activity of RMC-6236 in patients with non-small cell lung cancer or pancreatic cancer in October 2023, and to present supporting clinical data in October 2023 as well. Planning is underway for one or more single agent pivotal clinical trials for RMC-6236, potentially to begin in 2024.

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

A monotherapy dose-escalation study of RMC-6291 is ongoing. Based on early observations from this study, we believe that RMC-6291 is orally bioavailable in patients, that it is exhibiting pharmacokinetics consistent with our expectations based on preclinical experiments and that we are dosing the compound in a pharmacologically active range with acceptable safety and tolerability. We currently expect to provide a first report on initial clinical findings with RMC-6291, including preliminary evidence of differentiation of this compound from KRASG12C(OFF) inhibitors in October 2023. Planning is underway for a Phase 1/1b clinical trial to evaluate the combination of RMC-6236 and RMC-6291, potentially to begin in early 2024.

RMC-9805

RMC-9805 is designed as a first-in-class, potent, oral and selective tri-complex inhibitor of KRASG12D(ON). It is designed to exhibit low nanomolar potency for suppressing RAS pathway signaling and growth of KRASG12D-bearing cancer cells and is engineered to covalently inactivate KRASG12D irreversibly. Study site activation is ongoing under an investigational new drug (IND) application for a monotherapy dose-escalation Phase 1/1b trial of RMC-9805, and we currently expect to announce dosing of the first patient in this study in the second half of 2023.

Additional RAS(ON) Inhibitors

Beyond this first wave of RAS(ON) Inhibitors, we have other RAS(ON) Inhibitor compounds currently in our research and development pipeline, including our development candidate RMC-8839, which is designed as a first-in-class, potent, oral and selective, covalent tri-complex inhibitor of KRASG13C(ON) and RMC-0708, which is designed as a first-in-class, potent, oral and selective, non-covalent tri-complex inhibitor of KRASQ61H(ON). RMC-8839 is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of KRASG13C-bearing cancer cells and is engineered to covalently inactivate KRASG13C for irreversible inhibition. RMC-0708 is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of KRASQ61H-bearing cancer cells and is engineered for selective inhibition of KRASQ61H over other RAS isoforms via non-covalent binding interactions. We are pursuing pipeline expansion programs focused on KRASG12R, KRASG12V and KRASG13D and other targets.

RAS Companion Inhibitors

RMC-4630

Our RAS Companion Inhibitor RMC-4630 is designed as a potent and selective inhibitor of SHP2, a central node in the RAS signaling pathway. RMC-4630 is being evaluated in the following clinical studies in combination with RAS inhibitors:

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

RMC-4630-03 is an additional global Phase 2 study of RMC-4630 in combination with sotorasib for patients with non-small cell lung cancer (NSCLC) carrying a KRASG12C mutation who have failed prior standard therapy and who have not previously been treated with a RAS inhibitor. The RMC-4630-03 study is fully enrolled and we plan to review a complete data set from the study when available. Our decisions about future development of RMC-4630 will take into account this analysis and other considerations, including the potential of RMC-6236 as a RAS Companion Inhibitor. We no longer plan to share topline data from the RMC-4630-03 study prior to disclosing our decisions about future development of RMC-4630.

Sanofi sponsored a combination study with Mirati to evaluate RMC-4630 (also known as SAR442720) in combination with Mirati’s KRASG12C(OFF) inhibitor, adagrasib. This combination study is being wound down, and we believe there are no active patients on this study.

There are also several clinical studies of RMC-4630 that do not involve combinations with RAS inhibitors. Sanofi sponsored a Phase 1/2 study of RMC-4630 in combination with the PD-1 inhibitor pembrolizumab (Keytruda®), which we expect will be wound down. In addition, the combination of RMC-4630 with an ERK inhibitor in patients with pancreatic cancer is being evaluated as part of an investigator-sponsored study by Netherlands Cancer Institute.

RMC-5552

Our RAS Companion Inhibitor RMC-5552 is designed as a selective inhibitor of mTORC1 signaling in tumors. We are evaluating RMC-5552 first as a monotherapy in a Phase 1 study (RMC-5552-001), and plan to evaluate RMC-5552 in combination with RAS inhibitors for patients with cancers harboring a RAS mutation and co-occurring mutations in the mTOR signaling pathway.

We have reported initial findings from the ongoing dose escalation portion of the RMC-5552-001 study and currently expect to provide additional characterization of the single agent profile for this compound in the fourth quarter of 2023.

We are supplying RMC-5552 to the Regents of the University of California on behalf of its San Francisco campus (UCSF) for an investigator-initiated Phase 1/1b trial by UCSF of RMC-5552 in patients with recurrent glioblastoma.

RMC-5845

Our RAS Companion Inhibitor RMC-5845 targets SOS1, a protein that plays a key role in converting RAS(OFF) to RAS(ON) in cells. RMC-5845 is intended for select combination therapies for certain genetically-defined tumors. This compound is ready for preparation of an IND application based on our preclinical development. The future development of RMC-5845, which based on our current understanding may not offer an advantage over RMC-4630, will be evaluated following analysis of a complete RMC-4630-03 data set and other factors.

RMC-6236

Our RASMULTI(ON) Inhibitor, RMC-6236, is designed to inhibit essentially all RAS(ON) proteins, including normal or wild-type RAS proteins that may help augment oncogenic signaling to tumor cells that have a mutant RAS as a primary driver. Given this broad activity of RMC-6236, we believe it may also be useful as a RAS Companion Inhibitor beyond its potential utility as a single agent, and we may evaluate the potential benefit of combining RMC-6236 with a mutant-selective RAS(ON) Inhibitor, such as our planned combination of RMC-6236 with RMC-6291.

Acquisition of EQRx, Inc.

On July 31, 2023, we entered into an Agreement and Plan of Merger (the Merger Agreement) with EQRx, Inc., a Delaware corporation (EQRx), Equinox Merger Sub I, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (Merger Sub I), and Equinox Merger Sub II LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of the Company (Merger Sub II).

Pursuant to the terms of the Merger Agreement, we will acquire EQRx in an all-stock transaction (the EQRx Acquisition), subject to satisfaction of customary closing conditions and approval by our and EQRx’s stockholders. At closing, EQRx stockholders will receive the number of shares of our common stock equal to the sum of 7,692,308 shares (determined as $200.0 million divided by $26.00 per share) plus a number of shares equal to $870.0 million divided by a price that is a 6% discount to the 5-day volume-weighted average share price of our common stock measured in close proximity to the stockholder vote.

Simultaneously with the execution of the Merger Agreement, EQRx entered into voting agreements (the EQRx Voting Agreements) with certain of our directors and officers and their affiliates (the Company Supporting Stockholders), and we entered into voting agreements (the Company Voting Agreements) with certain EQRx directors and officers and their affiliates (the EQRx Supporting Stockholders).

Pursuant to the EQRx Voting Agreements, the Company Supporting Stockholders have agreed, among other things, to vote their respective shares in favor of the adoption of the Merger Agreement. Pursuant to the Company Voting Agreements, the EQRx Supporting Stockholders have agreed, among other things, to vote their respective shares in favor of the adoption of the Merger Agreement.

The EQRx Acquisition is subject to customary closing conditions, including approval by each of the Company’s and EQRx’s stockholders. The EQRx Acquisition is expected to be completed in November 2023.

For additional information regarding the terms of the EQRx Acquisition, see Note 12, “Subsequent Events” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Collaboration agreement with Sanofi

In June 2018, we entered into the Sanofi Agreement with Aventis, Inc. (an affiliate of Sanofi) to research and develop SHP2 inhibitors, including RMC-4630, for any indications. The Sanofi Agreement was assigned to Genzyme Corporation, a Sanofi affiliate, in December 2018. For the purposes of this discussion, we refer to Genzyme Corporation as Sanofi. The Sanofi Agreement was terminated in June 2023.

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

Under the Sanofi Agreement, we had primary responsibility for early clinical development of RMC-4630 pursuant to an approved development plan. Sanofi was responsible to reimburse us for all internal and external costs and expenses to perform our activities under approved development plans, except for costs and expenses related to the RMC-4630-03 study, for which Sanofi reimbursed us 50% of the costs and expenses.

Pursuant to the Sanofi Agreement, we received an upfront payment of $50.0 million from Sanofi in July 2018. The Sanofi Agreement included obligations for Sanofi to make certain milestone payments and royalty payments, all of which expired on termination of the Sanofi Agreement.

Financial Operations Overview

Collaboration revenue

Collaboration revenue consisted of revenue under the Sanofi Agreement for our SHP2 program. We received a $50.0 million upfront payment from Sanofi in July 2018 and received reimbursement for research and development services. The Sanofi Agreement was terminated in June 2023.

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

Up to the termination date of the Sanofi Agreement, Sanofi was responsible to reimburse us all internal and external costs and expenses to perform our activities under approved development plans, except for 50% of the RMC-4630-03 study. These reimbursements from Sanofi are recorded as collaboration revenue.

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

Results of operations

Comparison of the three and six months ended June 30, 2023 and 2022

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Increase/ (decrease)	2023	2022	Increase/ (decrease)
	(in thousands)			(in thousands)
Revenue:
Collaboration revenue	$3,824	$9,116	$(5,292)	$10,838	$16,694	$(5,856)
Total revenue	3,824	9,116	(5,292)	10,838	16,694	(5,856)
Operating expenses:
Research and development	97,981	61,001	36,980	166,928	117,491	49,437
General and administrative	14,640	10,204	4,436	27,864	19,242	8,622
Total operating expenses	112,621	71,205	41,416	194,792	136,733	58,059
Loss from operations	(108,797)	(62,089)	(46,708)	(183,954)	(120,039)	(63,915)
Other income, net:
Interest income	10,499	867	9,632	17,558	1,170	16,388
Total other income, net	10,499	867	9,632	17,558	1,170	16,388
Loss before income taxes	(98,298)	(61,222)	(37,076)	(166,396)	(118,869)	(47,527)
Net loss	$(98,298)	$(61,222)	$(37,076)	$(166,396)	$(118,869)	$(47,527)

Collaboration revenue

Collaboration revenue consisted of revenue under the Sanofi Agreement, which terminated in June 2023. Collaboration revenue decreased by $5.3 million, or 58%, during the three months ended June 30, 2023 compared to the same period in 2022. Collaboration revenue decreased by $5.9 million, or 35% during the six months ended June 30, 2023 compared to the same period in 2022. The decrease in collaboration revenue in 2023 was a result of lower reimbursed expenses from Sanofi.

Research and development expenses

Research and development expenses increased by $37.0 million, or 61%, during the three months ended June 30, 2023 compared to the same period in 2022. The increase in research and development expenses during the three months ended June 30, 2023 was due to a $17.8 million increase in RMC-6236 costs, primarily attributable to clinical trial and clinical supply manufacturing expenses as RMC-6236 commenced clinical trials at the end of the second quarter of 2022; a $7.0 million increase in our preclinical research portfolio costs; a $5.0 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $3.4 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; a $3.1 million increase in stock-based compensation; and a $2.5 million increase in RMC-6291 costs, which commenced clinical trials in the third quarter of 2022; partially offset by a $1.9 million decrease in SHP2 costs.

Research and development expenses increased by $49.4 million, or 42%, during the six months ended June 30, 2023 compared to the same period in 2022. The increase in research and development expenses during the six months ended June 30, 2023 was primarily due to a $21.9 million increase in RMC-6236 costs, primarily attributable to clinical trial and clinical supply manufacturing expenses as RMC-6236 commenced clinical trials at the end of the second quarter of 2022; a $9.1 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $6.4 million increase in our preclinical research portfolio costs; a $5.6 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; a $4.9 million increase in stock-based compensation; and a $4.0 million increase in RMC-6291 costs, which commenced clinical trials in the third quarter of 2022; partially offset by a $3.3 million decrease in SHP2 costs.

General and administrative expenses

General and administrative expenses increased by $4.4 million, or 43%, during the three months ended June 30, 2023 compared to the same period in 2022. The increase in general and administrative expenses during the three months ended June 30, 2023 was primarily due to a $1.8 million increase in stock-based compensation expense; a $1.3 million increase in salaries and other employee-related expenses due to increased headcount; and a $1.1 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount.

General and administrative expenses increased by $8.6 million, or 45%, during the six months ended June 30, 2023 compared to the same period in 2022. The increase in general and administrative expenses during the six months ended June 30, 2023 was primarily due to a $3.0 million increase in stock-based compensation expense; a $2.9 million increase in salaries and other employee-related expenses due to increased headcount; and a $1.6 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount.

Interest income

Interest income increased by $9.6 million and $16.4 million during the three and six months ended June 30, 2023 respectively, compared to the same periods in 2022 due to a larger cash, cash equivalents and marketable securities balance and higher interest rates.

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

In November 2021, we entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $250.0 million, through an at-the-market equity offering program (ATM) under which Cowen agreed to act as our sales agent. During the year ended December 31, 2021, we sold an aggregate of 339,302 shares of common stock under the ATM resulting in gross proceeds to us of $10.4 million. After deducting commissions and expenses of $0.3 million, our net proceeds under the ATM were $10.1 million during the year ended December 31, 2021. During the year ended December 31, 2022, we sold an aggregate of 2,385,846 shares of common stock under the ATM resulting in gross proceeds to us of $51.3 million. After deducting commissions and expenses of $1.4 million, our net proceeds under the ATM were $49.9 million during the year ended December 31, 2022. During the three and six months ended June 30, 2023, we sold an aggregate of 2,482,880 shares of common stock under the ATM resulting in gross proceeds to us of $63.5 million. After deducting commissions and expenses of $1.4 million, our net proceeds under the ATM were $62.1 million during the three and six months ended June 30, 2023. The Merger Agreement with EQRx limits sales under the ATM to $50.0 million prior to completion of the EQRX Acquisition.

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

Our operations have been financed primarily by our public offerings of common stock, net proceeds of $230.6 million from the issuance of our preferred stock and $185.5 million received under the Sanofi Agreement for upfront payments and for research and development cost reimbursement.

As of June 30, 2023, we had $909.5 million in cash, cash equivalents and marketable securities.

As of June 30, 2023, we had an accumulated deficit of $867.7 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our product candidates and our pre-clinical research portfolio, and to a lesser extent, general and administrative expenditures. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue to advance our product candidates and pre-clinical research portfolio.

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our planned operations for at least 12 months following the date of this Quarterly Report on Form 10-Q.

In July 2023, we entered into the Merger Agreement to acquire EQRx, including their cash, cash equivalents and marketable securities balance, subject to customary closing conditions, including approval by each of the Company’s and EQRx’s stockholders, which is beyond the control of either party. There is no assurance that the EQRx Acquisition will be successfully completed.

The timing and amount of our future funding requirements depends on many factors, including:

•
the scope, progress, results and costs of researching and developing our product candidates and programs, and of conducting preclinical studies and clinical trials;
•
the ability of the parties to complete the EQRx Acquisition considering the various closing conditions;
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

Cash flows

The following table summarizes our consolidated cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) provided by:
Operating activities	$(129,512)	$(110,876)
Investing activities	(39,548)	106,426
Financing activities	388,835	1,734
Net change in cash and cash equivalents	$219,775	$(2,716)

Cash used in operating activities

During the six months ended June 30, 2023, cash used in operating activities of $129.5 million was attributable to a net loss of $166.4 million offset by $18.6 million in non-cash charges and a net change of $18.3 million in our operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation expense of $22.7 million, depreciation and amortization of $3.0 million and amortization of operating lease right-of-use asset of $1.3 million offset by net amortization of premium on marketable securities of $8.4 million. The change in operating assets and liabilities was primarily due to a $7.6 million increase in accounts payable, a $13.4 million increase in accrued expenses and other current liabilities, a $0.5 million decrease in prepaid expenses and other current assets primarily resulting from the timing of prepayments made for research and development activities and insurance, a $2.2 million decrease in accounts receivable and a $0.2 million decrease in other noncurrent assets offset by a $4.5 million decrease in deferred revenue associated with the Sanofi Agreement and a $0.9 million decrease in operating lease liability.

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

Cash provided by (used in) investing activities

During the six months ended June 30, 2023, cash used in investing activities of $39.5 million was comprised of purchases of marketable securities of $369.3 million and purchases of property and equipment of $2.9 million offset by maturities of marketable securities of $332.6 million.

During the six months ended June 30, 2022, cash provided by investing activities of $106.4 million, was comprised of maturities of marketable securities of $350.3 million partially offset by purchases of marketable securities of $239.5 million and purchases of property and equipment of $4.4 million.

Cash provided by financing activities

During the six months ended June 30, 2023, cash provided by financing activities of $388.8 million was comprised of $323.7 million in net proceeds from issuance of common stock from the March 2023 underwritten public offering, $62.1 million in net proceeds from the issuance of common stock under the ATM, $2.1 million in proceeds from the issuance of common stock related to the ESPP and $1.0 million in proceeds from the issuance of common stock upon the exercise of stock options.

During the six months ended June 30, 2022, cash provided by financing activities of $1.7 million was comprised of $1.2 million in proceeds from issuance of common stock related to the ESPP and $0.5 million in proceeds from the issuance of common stock upon the exercise of stock options.

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

We held cash, cash equivalents and marketable securities of $909.5 million and $644.9 million as of June 30, 2023 and December 31, 2022, respectively, which consisted of bank deposits, money market funds, U.S. and Canadian government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate one percent change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President, Chief Executive Officer and Director and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2023. Based on the evaluation, our President, Chief Executive Officer and Director and our Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were, in design and operation, effective to the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three and six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We are subject to various risks related to the proposed acquisition of EQRx.
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

Since inception, we have incurred significant net losses. Our net losses were $248.7 million, $187.1 million and $108.2 million, for the years ended December 31, 2022, 2021 and 2020, respectively. As of June 30, 2023, we had an accumulated deficit of $867.7 million. We have funded our operations to date primarily with proceeds from the sale of common stock and preferred stock and upfront payments and research and development cost reimbursement received under our collaboration agreement with Genzyme Corporation, an affiliate of Sanofi (the Sanofi Agreement). The Sanofi Agreement was terminated in June 2023, and Sanofi has no further reimbursement obligations post this termination. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

We are subject to various risks related to the proposed acquisition of EQRx.

We have entered into the Merger Agreement with EQRx, pursuant to which we have agreed to acquire EQRx. Risks, contingencies and other uncertainties that could result in the failure of the proposed transaction to be completed or, if completed, that could adversely affect our business, financial condition and results of operations following the proposed transaction, and any anticipated benefits of the proposed acquisition, include:

•
the failure to obtain necessary stockholder approvals for the share issuance and the adoption of the Merger Agreement;
•
the failure to satisfy required closing conditions or to complete the proposed transaction in a timely manner or at all;
•
the effect of the announcement, pendency or completion of the proposed transaction on each company’s ability to attract, motivate, retain and hire key personnel and maintain relationships with customers, distributors, suppliers and others with whom the companies do business, or on the company’s respective operating results and business generally;
•
the diversion of our management’s attention from our ongoing business operations;
•
the risk that the anticipated benefits of the proposed transaction may otherwise not be fully realized or may take longer to realize than expected, including that the net capital we ultimately gain in the transaction may be lower than our current expectations;
•
the effect of the announcement, pendency or completion of the proposed transaction on the market price of the common stock of each of Revolution Medicines and the common stock and publicly traded warrants of EQRx;
•
risks that restructuring costs and charges may be greater than anticipated or incurred in different periods than anticipated or that the planned wind down of EQRx’s research and development portfolio will be more costly or take longer than anticipated; and
•
the occurrence of any event giving rise to the right to terminate the Merger Agreement.

Moreover, we have incurred and expect to incur a number of non-recurring costs associated with the proposed transaction. These costs include financial advisory, legal, accounting, consulting and other advisory fees, severance/employee benefit-related costs, financing-related fees and costs, public company filing fees and other regulatory fees, printing costs and other related costs. Many of these costs are payable by us regardless of whether or not the proposed transaction is completed.

Failure to complete the proposed transaction with EQRx may negatively impact our share price, our future business and our financial results.

If the proposed acquisition is not completed on a timely basis, our ongoing business may be adversely affected. If the proposed transaction is not completed at all, we will be subject to a number of risks, including:

•
being required to pay costs and expenses relating to the transaction, such as financial advisory, legal, accounting and printing fees;
•
time and resources committed by our management to matters relating to the proposed transaction could otherwise have been devoted to pursuing other beneficial opportunities; and
•
the need to scale back operating plans that were based in part on the expectation that the acquisition would occur.

If the proposed transaction is not completed, the price of our common stock may decline to the extent that the current market price reflects a market assumption that the proposed transaction will be completed and that the related benefits will be realized, or a market perception that the proposed transaction was not completed due to an adverse change in our business.

We or EQRx may be targets of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the EQRx Acquisition from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the proposed transaction, then that injunction may delay or prevent the proposed transaction from being completed.

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

Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $909.5 million. We have raised $1,271.4 million in underwritten public offerings, including our IPO in February 2020, net of underwriting discounts and commissions and offering expenses and have completed sales generating $122.1 million in net proceeds (after deducting commissions and expenses) pursuant to our at-the-market equity offering program with Cowen and Company, LLC (Cowen). We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs and to prepare for their potential commercialization. If we are able to gain marketing approval for product candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize our product candidates to the extent that their launch and commercialization are not the responsibility of another collaborator that we may contract with in the future. In addition, other unanticipated costs may arise. Because the design and outcome of our current, planned and potential future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

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

We do not have any committed external source of funds or other support for our development efforts. We expect to finance our cash needs through a combination of the EQRx Acquisition , if consummated, public or private equity offerings, debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

The closing of the EQRx Acquisition is subject to a number of closing conditions, including approval by each of the Company’s and EQRx’s stockholders, and there can be no assurance as to the timing of closing or whether the transaction will ultimately close. In addition, the amount of net cash we would receive in the EQRx Acquisition is variable and subject to both parties’ efforts to wind down EQRx’s research and development portfolio, and there can be no assurance as to the amount of capital we would receive in this transaction, if consummated. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control.

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
•
timing and amount of any milestone, royalty or other payments due under any current or future collaboration or license agreement;
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

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. For example, historically, targeted therapies have been susceptible to resistance mutations in cancer cells that facilitate escape from anti-tumor response. Should such resistance mutations arise in patients being treated with our product candidates, the clinical benefit associated with those candidates may be compromised. We are currently planning pivotal clinical trials for our RAS(ON) Inhibitors, and these pivotal studies may not produce results that are consistent with expectations or that are predicted by our initial clinical observations for these compounds.

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

We or our collaborators may also evaluate our current or future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States or with approved cancer therapies at an unapproved dose and/or schedule, and/or with approved cancer therapies in unapproved indications. For example, we have agreed to provide RMC-4630 to the Netherlands Cancer Institute to support their evaluation of RMC-4630 in combination with Eli Lilly’s ERK inhibitor LY3214996 and we are planning a clinical trial evaluating the combination of our compounds RMC-6236 and RMC-6291. We will not be able to market and sell any product candidate we develop in combination with any such cancer therapies, outside existing approved labels that do not ultimately obtain marketing approval.

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

There are several programs in clinical development targeting KRASG12C, including programs directed at KRASG12C(OFF) being conducted by Amgen Inc., Betta Pharmaceuticals Co., Ltd., Boehringer Ingelheim, D3 BIO, Inc., Eli Lilly, Genhouse Bio Co. Ltd., Guangzhou BeBetter Medicine Technology Co., Ltd., HUYA Bioscience, InnoCare Pharma Ltd., Innovent Biologics, Inc. (licensed to Genfleet Therapeutics), InventisBio, Jacobio Pharmaceuticals Co. Ltd., Jiangsu Hansoh Pharmaceutical Group Co., Ltd., Merck, Sharpe & Dohme LLC, Mirati Therapeutics, Inc., Novartis AG, Roche, Shanghai Junshi Biosciences Co., Ltd., Shanghai YingLi Pharmaceutical, Suzhou Genhouse Bio and Suzhou Zelgen Biopharmaceuticals. There are also several clinical programs directed at KRASG12D, including those being conducted by Astellas Pharma Inc., Jiangsu Hengrui Pharmaceuticals Company Ltd. and Mirati Therapeutics, Inc. Other clinical programs directed at mutant RAS are being conducted, including those by Alaunos Therapeutics, Inc., Chugai Pharmaceutical Co., Ltd., Elicio Therapeutics, Gritstone bio, Inc., Moderna, Inc., RasCal Therapeutics, Silenseed Ltd. and Targovax ASA. There are several programs in clinical development targeting SHP2, including those being conducted by Betta Pharmaceuticals Co., Ltd., Erasca, Inc., Etern BioPharma (Shanghai) Co. Ltd., Genhouse Bio Co. Ltd., HUYA Bioscience, InnoCare Pharma Ltd., Jacobio Pharmaceuticals Co. Ltd., Nanjing Sanhome Pharmaceutical, Navire Pharma, Inc., a BridgeBio company (licensed to Bristol-Myers Squibb Company, Inc.), Novartis AG, Pfizer, Inc., and Relay Therapeutics Inc. (licensed to Roche). The above list includes corporate competitors that we are currently aware of and that are currently conducting clinical trials or marketing in geographies where we currently anticipate conducting clinical trials for our product candidates. However, companies operating in other geographies and smaller and other early-stage companies may also prove to be significant competitors. In addition, academic research departments and public and private research institutions may be conducting research on compounds that could prove to be competitive.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The Clinical Trials Regulation (CTR), which was adopted in April 2014 and repealed the Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduced a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR contemplates a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by the Clinical Trials Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third party service providers, such as our CROs, may impact our development plans.

The United Kingdom’s (UK) regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). However, in January 2022, the Medicines and Healthcare products Regulatory Agency (MHRA) launched an eight-week consultation on reframing the UK legislation for clinical trials with the aim to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK government published its response to the consultation in March 2023, confirming that it would bring forward changes to the legislation. These resulting legislative amendments will be closely watched and will determine how closely the UK regulations will be aligned with the CTR. Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the (EU) CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products apply in Northern Ireland. In February 2023, the UK Government and the European Commission reached a political agreement on the “Windsor Framework” which will revise the Protocol on Ireland/Northern Ireland in order to address some of the perceived shortcomings in its operation. Under the proposed changes, Northern Ireland would be reintegrated under the regulatory authority of the MHRA with respect to medicinal products. The implementation of the Windsor Framework will occur in various stages, with new arrangements relating to the supply of medicines into Northern Ireland due to take effect in 2025. A decision by the UK government not to closely align any new legislation with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

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

For example, the safety data we have released for RMC-6236-001 and that we released in 2020 for both our RMC-4630-01 and RMC-4630-02 trials all included both serious adverse events (SAEs) and other adverse events (AEs).

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023, and would, among other things, potentially reduce the duration of regulatory data protection and revise eligibility for expedited pathways. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council, which is not expected to occur before 2025, and may have a significant long-term impact on the biopharmaceutical industry.

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

Any marketing approvals that we receive for any current or future product candidate may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require REMS as a condition of approval of any product candidate, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import and export and record keeping for the product candidate will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practice (cGMP) or similar foreign requirements and Good Clinical Practice (GCP) for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with any approved candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•
restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or product recalls;
•
fines, untitled and warning letters, or holds on clinical trials;
•
refusal by the FDA or comparable foreign authorities to approve pending applications or supplements to approved applications we filed or suspension or revocation of license approvals;
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

We may fail to select or capitalize on the most scientifically, clinically and commercially promising or profitable drug candidates, including mutant RAS(ON) targets.

We have limited technical, managerial and financial resources to determine which of our potential assets, including our RAS(ON) Inhibitors, should be advanced into further preclinical development, initial clinical trials, later-stage clinical development and potential commercialization. From our RAS(ON) Inhibitors, we have selected RMC-6236, our inhibitor of multiple RAS variants, which we refer to as RASMULTI(ON), RMC-6291, our inhibitor targeting KRASG12C(ON) and RMC-9805, our inhibitor targeting KRASG12D(ON) as the first candidates for clinical evaluation. In addition, we have made the decision to wind down EQRx’s research and development portfolio as part of the EQRx Acquisition. In making these prioritization decisions and selecting development candidates from our preclinical assets, we may make incorrect determinations. Our decisions to allocate our research and development, management and financial resources toward particular development candidates or therapeutic areas, including in our planned pivotal trials, may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate development programs may also be incorrect and could cause us to miss valuable opportunities.

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

Complementary diagnostics and/or companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval, clearance or certification prior to commercialization. If we, our partners, or any third parties that we engage to assist us, are unable to successfully develop complementary diagnostics and/or companion diagnostics for our product candidates and any future product candidates, or experience delays in doing so:

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

As part of our business strategy, we may seek orphan drug designation for product candidates we develop. Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs or, in the EU, orphan medicinal products. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Similarly, in the EU, the European Commission grants orphan medicinal product designation after receiving the opinion of the EMA Committee for Orphan Medicinal Products on an orphan medicinal product designation application. Orphan medicinal product designation is intended to promote the development of drugs (1) that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions where (2) either (i) such conditions affect no more than 5 in 10,000 persons in the EU when the application is made, or (ii) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or if such method exists, the product would be a significant benefit to those affected). In the EU, Orphan Designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor.

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the disease or condition for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug for the same disease or condition for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in the EU. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable such that market exclusivity is no longer justified.

We may be unsuccessful in obtaining orphan drug designation for our product candidates. In addition, even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different therapies can be approved for the same condition. Even after an orphan drug is approved, the FDA or comparable foreign authorities can subsequently approve the same drug for the same disease or condition if the FDA or comparable foreign authorities conclude that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek orphan drug designation for applicable indications for our current and any future product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.

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

Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to substantial expansion of sanction programs imposed by the United States, the European Union, the UK, Canada, Switzerland, Japan, and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including, among others:

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

Separately, in response to the COVID-19 pandemic, the FDA announced its intention to postpone most inspections of foreign and domestic manufacturing facilities and products at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus, including as a result of the emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting business as usual or conducting inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material effect on our business.

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

The collection and use of personal data in the EU and the European Economic Area (EEA), are governed by the GDPR. The GDPR imposes stringent requirements for controllers and processors of personal data. The GDPR applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals located in the EEA, such as in connection with any EEA clinical trials. GDPR regulations may impose additional responsibility and liability in relation to the personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. This may be onerous and may interrupt or delay our development activities. If we or our vendors fail to comply with the GDPR and the applicable national data protection laws of the EU or EEA member states, or if regulators assert we have failed to comply with these laws, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR also imposes strict rules on the transfer of personal data out of the EU and the EEA to the United States and other third countries. In July 2020, the Court of Justice of the European Union (CJEU) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (SCCs). In March 2022, the United States and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-U.S. Data Privacy Framework has not been implemented beyond an executive order signed by President Biden in October 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the July 2020 CJEU decision have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services and the geographical location or segregation of our relevant systems and operations. Further, we must comply with both the GDPR and the UK GDPR, which together with the UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e. fines up to the greater of £17.5 million or 4% of global turnover. We may incur liabilities, expenses, costs and other operational losses under the GDPR and privacy laws of the applicable EU and EEA Member States and the UK in connection with any measures we take to comply with them. As we continue to expand into other foreign countries and jurisdictions, we may also be subject to additional laws and regulations that may affect how we conduct business.

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

Collaborations involving our current and future product candidates, including our collaboration with Amgen, may pose the following risks to us:

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

The terms of any collaboration agreement we enter into may restrict us from entering into future agreements on certain terms with potential collaborators, which may limit our ability to find additional collaborators in the future or adversely impact the terms of these future collaborations.

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

We, our collaborators and the other third parties involved in our clinical trials are required to comply with regulations and requirements, including GCP, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the competent authorities of the EU member states and comparable foreign regulatory authorities for any drugs in clinical development. The FDA and comparable foreign regulatory authorities enforce GCP requirements through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we, our collaborators or other third parties fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA or comparable foreign authorities may determine that any of our current or future clinical trials do not comply with GCP. In addition, our clinical trials must be conducted with product candidates produced under cGMP regulations and similar regulatory requirements outside the United States. Our failure or the failure of third parties to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process and could also subject us to enforcement action. We also are required to register certain ongoing clinical trials and provide certain information, including information relating to the trial’s protocol, on a government-sponsored database, ClinicalTrials.gov, within specific timeframes. Similar disclosure requirements may exist in foreign jurisdictions. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

As of June 30, 2023, we had 292 full-time employees, including 235 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we operate as a public company, we expect to need additional managerial, research and development, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As of June 30, 2023, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 8.5% of our outstanding common stock. As a result, these stockholders, if they act together, may be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

As of June 30, 2023, 22.6 million shares of common stock that are either subject to outstanding options or restricted stock units reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, as of June 30, 2023, holders of approximately 2.1 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could impact the market price of our common stock.

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

To date, we have primarily financed our operations through the sale of preferred stock and common stock and upfront payments and research and development cost reimbursement received in connection with our collaboration with Sanofi. We will be required to seek additional funding in the future and may do so through a combination of public or private equity offerings, debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional funds by issuing equity securities, our stockholders may suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. For example, if approved and completed, the EQRx Acquisition, which will be an all-stock transaction pursuant to which we will issue shares of our common stock according to a blended formula, will result in substantial dilution to our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities would receive any distribution of our corporate assets. Attempting to secure additional financing may also divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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

We have issued in the past, and may from time to time issue, additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, on November 10, 2021, we entered into a sales agreement with Cowen to sell shares of common stock, from time to time, with aggregate gross sales proceeds of up to $250.0 million, through an at-the-market equity offering program under which Cowen acts as our sales agent. As of June 30, 2023, we have completed sales totaling $125.2 million in gross proceeds pursuant to this program. After deducting commissions and expenses of $3.1 million, net proceeds to us were $122.1 million. In addition, if approved and completed, the EQRx Acquisition, which will be an all-stock transaction pursuant to which we will issue shares of our common stock according to a blended formula, will result in substantial dilution to our stockholders. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarterly period ended June 30, 2023, the following director and officers of the Company adopted Rule 10b5-1 trading arrangements that are each intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act. The details of these arrangements are as follows:

•
Mark A. Goldsmith, M.D., Ph.D., Chair of the Board, Chief Executive Officer and President, adopted a Rule 10b5-1 trading arrangement on May 31, 2023. Dr. Goldsmith’s trading arrangement covers the sale of the number of shares of the Company’s common stock required to be sold to cover tax withholding obligations for restricted stock unit awards that vest after June 15, 2023.
•
Jack Anders, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement on May 31, 2023, that will terminate following execution of all trades in the trading arrangement. Mr. Anders’s trading arrangement covers the sale of the number of shares of the Company’s common stock required to be sold to cover tax withholding obligations for restricted stock unit awards that vest after June 15, 2023.
•
Steve Kelsey, M.D., FRCP, FRCPath, President, Research and Development, adopted a Rule 10b5-1 trading arrangement on May 31, 2023. Dr. Kelsey’s trading arrangement covers the sale of the number of shares of the Company’s common stock required to be sold to cover tax withholding obligations for restricted stock unit awards that vest after June 15, 2023.
•
Margaret Horn, J.D., Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement on May 31, 2023. Ms. Horn’s trading arrangement covers the sale of the number of shares of the Company’s common stock required to be sold to cover tax withholding obligations for restricted stock unit awards that vest after June 15, 2023.
•
Jeff Cislini, Senior Vice President, General Counsel and Secretary, adopted a Rule 10b5-1 trading arrangement on May 31, 2023. Mr. Cislini’s trading arrangement covers the sale of the number of shares of the Company’s common stock required to be sold to cover tax withholding obligations for restricted stock unit awards that vest after June 15, 2023.

The aggregate number of shares to be sold pursuant to each trading arrangement described above is dependent on the number of restricted stock units awards that may be granted to the above individuals from time to time and the taxes on these restricted stock unit awards, and, therefore, is indeterminable at this time.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number
2.1†	Agreement and Plan of Merger, dated July 31, 2023, by and among Revolution Medicines, Inc., EQRx, Inc., Equinox Merger Sub I, Inc. and Equinox Merger Sub II LLC.	8-K	8/1/2023	2.1
3.1	Amended and Restated Certificate of Incorporation.	8-K	2/18/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	3/8/2021	3.1
10.1	Form of Voting Agreement with Revolution Medicines, Inc.	8-K	8/1/2023	10.1
10.2	Form of Lock-up Agreement with Revolution Medicines, Inc.	8-K	8/1/2023	10.2
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Form of Voting Agreement with EQRx, Inc.	8-K	8/1/2023	99.1
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 has been formatted in Inline XBRL.				X

†

Portions of this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any omitted exhibits and schedules to the SEC upon its request; provided, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any exhibits or schedules so furnished.

*

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Revolution Medicines, Inc.

Date: August 8, 2023	By:	/s/ Mark A. Goldsmith
Mark A. Goldsmith, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Revolution Medicines, Inc.

Date: August 8, 2023	By:	/s/ Jack Anders
Jack Anders
Chief Financial Officer (Principal Financial and Accounting Officer)