Form 10-Q
period 2023-09-30
Revolution Medicines, Inc.
filed 2023-11-06
CIK 1628171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, the registrant had 109,564,695 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$358,399	$161,412
Marketable securities	454,796	483,531
Accounts receivable	309	4,673
Prepaid expenses and other current assets	10,963	10,569
Total current assets	824,467	660,185
Property and equipment, net	20,286	18,659
Operating lease right-of-use asset	53,122	55,077
Intangible assets, net	58,006	58,807
Goodwill	14,608	14,608
Restricted cash	2,391	1,737
Other noncurrent assets	11,352	2,857
Total assets	$984,232	$811,930
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,627	$21,306
Accrued expenses and other current liabilities	50,159	29,446
Operating lease liability, current	5,755	6,773
Deferred revenue, current	—	4,459
Total current liabilities	85,541	61,984
Deferred tax liability	3,158	7,025
Operating lease liability, noncurrent	57,093	57,432
Other noncurrent liabilities	982	301
Total liabilities	146,774	126,742
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; zero shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; 109,451,685 and 90,411,912 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	11	9
Additional paid-in capital	1,814,489	1,388,300
Accumulated other comprehensive loss	(871)	(1,780)
Accumulated deficit	(976,171)	(701,341)
Total stockholders’ equity	837,458	685,188
Total liabilities and stockholders’ equity	$984,232	$811,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Collaboration revenue	$—	$3,356	$10,838	$20,050
Total revenue	—	3,356	10,838	20,050
Operating expenses:
Research and development	107,735	69,455	274,663	186,946
General and administrative	15,513	10,434	43,377	29,676
Total operating expenses	123,248	79,889	318,040	216,622
Loss from operations	(123,248)	(76,533)	(307,202)	(196,572)
Other income, net:
Interest income	10,947	2,907	28,505	4,077
Total other income, net	10,947	2,907	28,505	4,077
Loss before income taxes	(112,301)	(73,626)	(278,697)	(192,495)
Benefit from income taxes/(income tax expense)	3,867	297	3,867	297
Net loss	$(108,434)	$(73,329)	$(274,830)	$(192,198)
Net loss per share attributable to common stockholders, basic and diluted	$(0.99)	$(0.87)	(2.65)	$(2.47)
Weighted-average common shares used to compute net loss per share, basic and diluted	109,233,084	84,694,860	103,702,501	77,751,185

Comprehensive loss:
Net loss	$(108,434)	$(73,329)	$(274,830)	$(192,198)
Other comprehensive loss:
Unrealized gain (loss) on investments, net	380	(654)	909	(2,043)
Comprehensive loss	$(108,054)	$(73,983)	$(273,921)	$(194,241)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/ (Loss)	Deficit	Equity/(Deficit)
Balance at December 31, 2022	90,411,912	$9	$1,388,300	$(1,780)	$(701,341)	$685,188
Issuance of common stock pursuant to stock option exercises	118,747	—	499	—	—	499
Issuance of common stock related to vesting of restricted stock units	85,891	—	—	—	—	—
Issuance of common stock upon follow-on offering, net of issuance cost of $21,294	15,681,818	2	323,704	—	—	323,706
Repurchase of early exercised stock	(291)	—	—	—	—	—
Stock-based compensation expense	—	—	9,699	—	—	9,699
Net unrealized gain on marketable securities	—	—	—	1,224	—	1,224
Net loss	—	—	—	—	(68,098)	(68,098)
Balance at March 31, 2023	106,298,077	$11	$1,722,202	$(556)	$(769,439)	$952,218
Issuance of common stock pursuant to stock option exercises	45,918	—	468	—	—	468
Issuance of common stock related to vesting of restricted stock units	174,252	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	139,967	—	2,109	—	—	2,109
Issuance of common stock upon at-the-market offering, net of issuance cost of $1,426	2,482,880	—	62,053	—	—	62,053
Stock-based compensation expense	—	—	12,980	—	—	12,980
Net unrealized loss on marketable securities	—	—	—	(695)	—	(695)
Net loss	—	—	—	—	(98,298)	(98,298)
Balance at June 30, 2023	109,141,094	$11	$1,799,812	$(1,251)	$(867,737)	$930,835
Issuance of common stock pursuant to stock option exercises	150,525	—	1,011	—	—	1,011
Issuance of common stock related to vesting of restricted stock units	160,066	—	—	—	—	—
Stock-based compensation expense	—	—	13,666	—	—	13,666
Net unrealized gain on marketable securities	—	—	—	380	—	380
Net loss	—	—	—	—	(108,434)	(108,434)
Balance at September 30, 2023	109,451,685	$11	$1,814,489	$(871)	$(976,171)	$837,458

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

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(274,830)	$(192,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	1	19
Amortization of intangible assets	801	801
Stock-based compensation expense	36,345	22,880
Depreciation	3,695	2,823
Net amortization of premium or discount on marketable securities	(13,572)	(486)
Amortization of operating lease right-of-use asset	1,955	3,433
Changes in operating assets and liabilities:
Accounts receivable	4,364	989
Prepaid expenses and other current assets	(394)	(8,365)
Accounts payable	8,164	8,795
Accrued expenses and other current liabilities	20,959	4,468
Deferred revenue	(4,459)	(3,827)
Operating lease liability	(1,357)	(1,433)
Deferred tax liability	(3,867)	(296)
Other noncurrent assets	(8,495)	(196)
Other noncurrent liabilities	681	(20)
Net cash used in operating activities	(230,009)	(162,613)
Cash flows from investing activities
Purchases of marketable securities	(539,311)	(452,434)
Maturities of marketable securities	582,527	443,362
Purchases of property and equipment	(5,412)	(7,940)
Net cash provided by (used in) investing activities	37,804	(17,012)
Cash flows from financing activities
Proceeds from issuance of common stock upon follow-on offering, net of issuance costs	323,706	248,126
Proceeds from issuance of common stock upon at-the-market offering, net of issuance costs	62,053	—
Proceeds from issuance of common stock under equity incentive plans	1,978	704
Proceeds from issuance of common stock related to employee stock purchase plan	2,109	1,239
Net cash provided by financing activities	389,846	250,069
Net increase in cash, cash equivalents and restricted cash	197,641	70,444
Cash, cash equivalents and restricted cash - beginning of period	163,149	110,234
Cash, cash equivalents and restricted cash - end of period	$360,790	$180,678
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	358,399	178,941
Restricted cash	2,391	1,737
Cash, cash equivalents and restricted cash - end of period	$360,790	$180,678
Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised options and restricted stock	$—	$143
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$1,329	$2,754
Unpaid/deferred offering costs	$3	$—

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

Liquidity

The Company has incurred net operating losses in each year since inception. As of September 30, 2023, the Company had an accumulated deficit of $976.2 million. Management believes that its existing cash, cash equivalents and marketable securities will enable the Company to fund its planned operations for at least 12 months following the issuance date of these unaudited condensed consolidated financial statements. The Company has been able to fund its operations through the issuance and sale of common stock and redeemable convertible preferred stock in addition to upfront payments and research and development cost reimbursement received under the Company’s collaboration agreement with Genzyme Corporation, an affiliate of Sanofi. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

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

Public offerings

In November 2021, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of its common stock, from time to time, with aggregate gross proceeds of up to $250.0 million, through an at-the-market equity offering program (ATM). During the nine months ended September 30, 2023, the Company sold an aggregate of 2,482,880 shares of common stock under the ATM, resulting in gross proceeds of $63.5 million. After deducting commissions and expenses of $1.4 million, net proceeds to the Company were $62.1 million during the nine months ended September 30, 2023.

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

2.
Summary of significant accounting policies

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and applicable rules of the Securities and Exchange Commission (SEC) regarding interim financial reporting and, in the opinion of management, include all normal and recurring adjustments which are necessary to state fairly the Company’s financial position and results of operations for the reported periods. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 27, 2023. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The unaudited condensed consolidated financial statements for the periods ended September 30, 2023 and September 30, 2022 include the accounts of the Company and its wholly owned subsidiary, Warp Drive Bio, Inc. (Warp Drive). All intercompany balances and transactions have been eliminated in consolidation. The functional and reporting currency of the Company and its subsidiary is the U.S. dollar.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical accruals, valuation of in-process research and development and developed technologies, income taxes, useful lives of property and equipment and intangible assets, impairment of goodwill and intangibles, impairment of in-process research and development and developed technologies, the incremental borrowing rate for determining operating lease assets and liabilities and stock-based compensation. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, financial condition and results of operations is highly uncertain and subject to change. The Company considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there was not a material impact to the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023. Actual results could materially differ from the Company’s estimates, and there may be changes to the estimates in future periods.

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB), under its ASC or other standard setting bodies, and adopted by the Company as of the specified effective date. No new pronouncements have been adopted by the Company for the three and nine months ended September 30, 2023.

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

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	September 30, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$182,799	$182,799	$—	$—
Commercial paper	194,883	—	194,883	—
U.S. and Canadian government and agency securities	418,041	—	418,041	—
Corporate bonds	14,144	—	14,144	—
Total	$809,867	$182,799	$627,068	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$48,522	$48,522	$—	$—
Commercial paper	313,928	—	313,928	—
U.S. and Canadian government and agency securities	251,830	—	251,830	—
Corporate bonds	31,405	—	31,405	—
Total	$645,685	$48,522	$597,163	$—

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

4.
Available-for-sale securities

The following tables summarize the estimated value of the Company’s available-for-sale marketable securities and cash equivalents and the gross unrealized gains and losses:

	September 30, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$117,216	$—	$(19)	$117,197
U.S. and Canadian government and agency securities	324,275	12	(832)	323,455
Corporate bonds	14,160	—	(16)	14,144
Total marketable securities	455,651	12	(867)	454,796
Cash equivalents:
Money market funds	182,799	—	—	182,799
Commercial paper	77,715	—	(29)	77,686
U.S. and Canadian government and agency securities	94,573	13	—	94,586
Corporate bonds	—	—	—	—
Total cash equivalents	355,087	13	(29)	355,071
Total available-for-sale investments	$810,738	$25	$(896)	$809,867

	December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$216,765	$—	$(328)	$216,437
U.S. and Canadian government and agency securities	236,916	43	(1,270)	235,689
Corporate bonds	31,599	—	(194)	31,405
Total marketable securities	485,280	43	(1,792)	483,531
Cash equivalents:
Money market funds	48,522	—	—	48,522
Commercial paper	97,526	—	(35)	97,491
Corporate bonds	16,137	4	—	16,141
Total cash equivalents	162,185	4	(35)	162,154
Total available-for-sale investments	$647,465	$47	$(1,827)	$645,685

The amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are summarized below as of September 30, 2023:

	September 30, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Mature in one year or less	$727,252	$18	$(691)	$726,579
Mature after one year through two years	83,486	7	(205)	83,288
Total marketable securities	$810,738	$25	$(896)	$809,867

5.
Balance sheet components

Property and equipment, net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
Laboratory equipment	$20,825	$17,163
Leasehold improvements	11,659	11,404
Computer equipment and software	5,149	3,965
Furniture and fixtures	726	616
Construction in progress	9	—
	38,368	33,148
Less: accumulated depreciation and amortization	(18,082)	(14,489)
Property and equipment, net	$20,286	$18,659

Depreciation expense for property and equipment amounted to $1.3 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively, and $3.7 million and $2.8 million for the nine months ended September 30, 2023 and 2022, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
Accrued compensation	$12,828	$13,281
Accrued research and development	34,981	15,161
Accrued professional services	1,870	499
Other	480	505
Total accrued expenses and other current liabilities	$50,159	$29,446

6.
Intangible assets and goodwill

Intangible assets, net

Intangible assets, net consist of the following as of September 30, 2023:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(5,274)	2,206	2.1
Total	$63,280	$(5,274)	$58,006

Amortization expense for the three months ended September 30, 2023 and 2022 was $0.3 million and for the nine months ended September 30, 2023 and 2022 was $0.8 million.

As of September 30, 2023, future amortization expense is as follows:

Amount
(in thousands)
2023 (remaining three months)	$268
2024	1,069
2025	869
Total	$2,206

Intangible assets, net consist of the following as of December 31, 2022:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(4,473)	3,007	2.9
Total	$63,280	$(4,473)	$58,807

Goodwill

The following summarizes the change in the carrying value of goodwill for the three and nine months ended September 30, 2023:

Amount
(in thousands)
Balance at December 31, 2022	$14,608
Adjustment	—
Balance at September 30, 2023	$14,608

No impairment has been recognized as of September 30, 2023. Goodwill recorded is not deductible for income tax purposes.

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

The Company maintains letters of credit for the benefit of the landlord which is disclosed as restricted cash in the unaudited condensed consolidated balance sheets. Restricted cash related to letters of credit due to the landlord was $2.4 million and $1.5 million as of September 30, 2023 and December 31, 2022, respectively.

Through September 30, 2023, the landlord had provided the Company with $9.6 million in tenant improvement allowances collectively for the 700 Building, 300 Building and 900 Building, which were recognized as lease incentives. The lease incentives are being amortized as an offset to rent expense over the lease term in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

The balance sheet classification of the Company’s operating lease liabilities was as follows:

	September 30,	December 31,
	2023	2022
	(in thousands)
Operating lease liabilities:
Operating lease liability – current	$5,755	$6,773
Operating lease liability – noncurrent	57,093	57,432
Total operating lease liabilities	$62,848	$64,205

For the three months ended September 30, 2023 and 2022, operating lease cost was $1.9 million and $1.8 million, respectively, net of sublease income of zero and $0.5 million, respectively. For the nine months ended September 30, 2023 and 2022, operating lease cost was $5.7 million and $4.7 million, respectively, net of sublease income of $0.3 million and $1.2 million, respectively. The operating cash flows used in operating leases were $0.4 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively. The operating cash flows used in operating leases were $1.4 million and $1.4 million for the nine months ended September 30, 2023 and 2022, respectively. Short-term lease costs were immaterial for the three and nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2023 (remaining three months)	$1,729
2024	7,100
2025	7,349
2026	7,606
2027	7,872
Thereafter	73,717
Total undiscounted lease payments	$105,373
Less: Imputed interest	(41,525)
Less: Tenant improvement allowance	(1,000)
Total operating lease liabilities	$62,848

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted-average discount rate used to determine the operating lease liability was 8.4%. As of September 30, 2023 and December 31, 2022, the weighted-average remaining lease term was 12.3 years and 10.9 years, respectively.

Legal matters

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that losses will be incurred and these losses can be reasonably estimated. The Company believes that as of September 30, 2023 and December 31, 2022 no such matters, individually or in the aggregate, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

During the three months ended September 30, 2023 and 2022, the Company recognized zero and $3.4 million of collaboration revenue associated with this agreement, respectively, and $10.9 million and $20.1 million for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023 and December 31, 2022, zero and $4.5 million of deferred revenue was classified as current, respectively.

9.
Common stock

As of September 30, 2023 and December 31, 2022, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of the redeemable convertible preferred stockholders. As of September 30, 2023, no dividends had been declared.

The Company has reserved shares of common stock for future issuance as follows:

	September 30,	December 31,
	2023	2022
Outstanding options to purchase common stock	10,973,121	8,164,375
Unvested restricted stock units of common stock	2,094,080	1,175,032
Available for future issuance under the 2020 Incentive Award Plan	6,784,272	6,726,307
Available for issuance under the 2020 Employee Stock Purchase Plan	2,465,119	1,700,887
Total	22,316,592	17,766,601

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

For the three and nine months ended September 30, 2023, there were 139,967 shares of common stock purchased under the ESPP. As of September 30, 2023, a total of 2,465,119 shares of common stock were available for future issuance under the ESPP. As of September 30, 2023, there was $2.3 million of unrecognized compensation cost related to the ESPP.

Stock options

Activity under the 2020 Plan and 2014 Plan with respect to the Company’s options during the nine months ended September 30, 2023 was as follows:

	Number of Shares underlying options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2022	8,164,375	$16.09	7.53	$85,181
Options granted	3,259,120	26.44
Options exercised	(315,190)	6.28
Options cancelled	(135,184)	27.58
Balance, September 30, 2023	10,973,121	$19.30	7.63	$108,715
Options vested and expected to vest as of September 30, 2023	10,973,121	$19.30	7.63	$108,715
Options vested and exercisable as of September 30, 2023	5,833,956	$14.00	6.46	$89,932

As of September 30, 2023, there was $82.1 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.87 years.

Restricted stock units

Activity under the 2020 Plan with respect to the Company’s restricted stock units (RSUs) during the nine months ended September 30, 2023 was as follows:

	Number of Shares	Weighted- average grant date fair value per share	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2022	1,175,032	$23.25	1.62	$27,989
Restricted stock units granted	1,399,709
Restricted stock units vested	(420,209)
Restricted stock units forfeited	(60,452)
Balance, September 30, 2023	2,094,080	$25.21	1.63	57,964
Expected to vest as of September 30, 2023	2,094,080	$25.21	1.63	57,964

The number of RSUs vested includes shares of common stock that the Company withheld to satisfy the minimum statutory tax withholding requirements. As of September 30, 2023, there was $50.3 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 3.06 years.

Stock-based compensation expense

Total stock-based compensation expense related to stock options, RSUs and the 2020 ESPP by function was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Research and development	$8,151	$4,804	$21,493	$13,203
General and administrative	5,515	3,334	14,852	9,677
Total	$13,666	$8,138	$36,345	$22,880

Stock-based compensation related to options and RSUs granted to non-employees was zero for the three months ended September 30, 2023 and 2022, respectively, and $0.1 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively.

11.
Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net loss	$(108,434)	$(73,329)	$(274,830)	$(192,198)
Denominator:
Weighted-average shares outstanding	109,233,340	84,709,849	103,704,719	77,764,196
Less: Weighted-average unvested restricted shares and shares subject to repurchase	(256)	(14,989)	(2,218)	(13,011)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	109,233,084	84,694,860	103,702,501	77,751,185
Net loss per share attributable to common stockholders, basic and diluted	$(0.99)	$(0.87)	$(2.65)	$(2.47)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of September 30,
	2023	2022
Options to purchase common stock	10,973,121	8,159,892
Options early exercised subject to future vesting	—	12,656
Unvested restricted stock units of common stock	2,094,080	1,193,601
Expected shares to be purchased under ESPP	252,978	517,496
Total	13,320,179	9,883,645

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

Our research and development pipeline comprises RAS(ON) inhibitors that bind directly to RAS variants, which we refer to as RAS(ON) Inhibitors, and RAS companion inhibitors that target key nodes in the RAS pathway or associated pathways, which we refer to as RAS Companion Inhibitors. Our RAS(ON) Inhibitors are designed to be used as monotherapy, in combination with other RAS(ON) Inhibitors and/or in combination with RAS Companions Inhibitors or other therapeutic agents. Our RAS Companion Inhibitors are designed primarily for combination treatment strategies centered on our RAS(ON) Inhibitors.

RAS(ON) Inhibitors

Our RAS(ON) Inhibitors are based on our proprietary tri-complex technology platform, which enables a highly differentiated approach to inhibiting the active, GTP-bound form of RAS, which we refer to as RAS(ON). We are developing a portfolio of compounds that we believe are the first and only RAS(ON) Inhibitors to use this mechanism of action.

We believe that direct inhibitors of RAS(ON) will suppress cell growth and survival and be less susceptible to adaptive resistance mechanisms recognized for RAS(OFF) inhibitors. We plan to evaluate our RAS(ON) Inhibitors alone and in combination with other drugs and investigational drug candidates, particularly in-pathway agents. We believe tailored RAS(ON) Inhibitors will be useful to serve the diverse landscape of RAS-driven cancers optimally. We believe that in some cases, patients may experience maximal clinical benefit from the broad activity of our RASMULTI(ON) Inhibitor, RMC-6236, if approved. In others, treatment with a mutant-selective RAS(ON) Inhibitor like RMC-6291 (G12C), RMC-9805 (G12D), RMC-5127 (G12V), RMC-0708 (Q61H) or RMC-8839 (G13C), in each case, if approved, may be optimal. Consistent with this thesis, we are pursuing additional RAS mutant-selective inhibitors for RAS variants G12R, and G13D. We further believe that in some cases, it may be beneficial to combine RMC-6236 with a mutant-selective RAS(ON) Inhibitor, with RMC-6236 functioning as the backbone of such RAS(ON) Inhibitor doublets. In addition, we believe that in some cases, combination of our RAS(ON) Inhibitors with standard of care therapies, including immunotherapies, may be optimal.

RMC-6236

RMC-6236, our RASMULTI(ON) Inhibitor, is designed as a first-in-class, potent, oral, RAS-selective tri-complex inhibitor of multiple RAS(ON) variants including cancer drivers at all three of the major mutation hotspot positions, G12, G13, and Q61. RMC-6236 inhibits all three major RAS isoforms, suppressing the mutant cancer driver and cooperating wild-type RAS proteins.

A monotherapy dose-escalation Phase 1/1b study of RMC-6236, which we refer to as RMC-6236-001, is ongoing.

On October 13, 2023, we reported updated interim safety, pharmacokinetic and circulating tumor DNA (ctDNA) data from the RMC-6236-001 study as of a September 11, 2023 data cut-off date. These data demonstrated an acceptable safety profile that was generally well tolerated across dose levels in patients with solid tumors and demonstrated dose-dependent increases in exposure at a steady state with minimal accumulation after repeated daily oral dosing, which we believe is compatible with once-daily dosing. Reductions in ctDNA variant allele frequency were observed for multiple KRAS-mutated alleles in multiple tumor types, indicative of anti-tumor activity by RMC-6236.

On October 22, 2023, we reported updated interim safety and anti-tumor activity data for dose levels of 80 mg daily and above from the RMC-6236-001 study as of an October 12, 2023 data cut-off date. These data demonstrated an acceptable safety profile that was generally well tolerated across the dose levels analyzed. These data also demonstrated preliminary evidence of clinical activity in efficacy-evaluable non-small cell lung cancer (NSCLC) patients and pancreatic ductal adenocarcinoma (PDAC) patients.

We are planning a global randomized Phase 3 trial comparing RMC-6236 against docetaxel in patients with previously treated RAS-mutated NSCLC who have been treated with immunotherapy and platinum-containing chemotherapy. The study design for this planned trial is subject to change based on regulatory authority feedback. We are currently aiming to initiate this study in 2024.

We are also designing a potential global randomized Phase 3 trial comparing RMC-6236 against a physician’s choice of chemotherapy regimens in patients with previously treated RAS-mutated PDAC. The study design for this potential trial is subject to change based on maturing data and regulatory authority feedback. We expect to make a decision regarding plans for this study after additional patient follow-up regarding durability of response and disease control and dose optimization, and we currently believe the study could potentially be initiated in 2024.

Planning is also underway for one or more combination clinical trials for RMC-6236 with standard of care therapies in first-line treatment settings.

RMC-6291

RMC-6291 is designed as a first-in-class, potent, oral and selective tri-complex inhibitor of RASG12C(ON). It is designed to exhibit subnanomolar potency for suppressing RAS pathway signaling and growth of RASG12C-bearing cancer cells and is engineered to be highly selective for RASG12C over wild type RAS and other cellular targets. RMC-6291 is designed to be differentiated from first-generation KRASG12C(OFF) inhibitors, which sequester the KRASG12C(OFF) form, by its mechanism of directly inhibiting the RASG12C(ON) form.

A monotherapy dose-escalation Phase 1/1b study of RMC-6291, which we refer to as RMC 6291-001, is ongoing.

On October 13, 2023, we reported interim preliminary safety and anti-tumor data from the RMC-6291-001 study as of October 5, 2023 data cut-off date. The data demonstrated an acceptable safety profile that was generally well tolerated across dose levels. These data also demonstrated preliminary evidence of clinical activity in patients with KRASG12C NSCLC previously treated with, or naïve to, a KRASG12C(OFF) inhibitor and preliminary evidence of clinical activity in patients with KRASG12C colorectal cancer (CRC) who were naïve to treatment with a KRASG12C(OFF) inhibitor. We observed that RMC-6291 was orally bioavailable and demonstrated dose-dependent pharmacokinetics and that reduction in ctDNA of the KRASG12C allele across doses was correlated with clinical response. We believe these data provide preliminary evidence of clinically meaningful differentiation of RMC-6291 from KRASG12C(OFF) inhibitors.

Active recruitment of patients is underway for the Phase 1/1b clinical trial to evaluate the combination of RMC-6236 and RMC-6291, which we refer to as RMC-6291-101.

RMC-9805

RMC-9805 is designed as a first-in-class, potent, oral and selective tri-complex inhibitor of RASG12D(ON). It is designed to exhibit low nanomolar potency for suppressing RAS pathway signaling and growth of RASG12D-bearing cancer cells and is engineered to covalently inactivate RASG12D irreversibly. A monotherapy dose-escalation Phase 1/1b trial of RMC-9805 is ongoing.

Additional RAS(ON) Inhibitors

Beyond this first wave of RAS(ON) Inhibitors, we have other RAS(ON) Inhibitor compounds currently in our research and development pipeline, including our recently announced development candidate RMC-5127 (G12V) as well as the development candidates RMC-0708 (Q61H) and RMC-8839 (G13C). We are also pursuing pipeline expansion programs focused on G12R, G13D and other targets.

RAS Companion Inhibitors

RMC-4630

Our RAS Companion Inhibitor RMC-4630 is designed as a potent and selective inhibitor of SHP2, a central node in the RAS signaling pathway. We have no immediate plans for further development of RMC-4630, but believe this compound remains an option for potential evaluation in other combinations.

Amgen is currently evaluating RMC-4630 in a Phase 1b study in combination with Amgen’s KRASG12C(OFF) agent sotorasib (LUMAKRAS®) in Amgen’s CodeBreaK 101c study.

We evaluated RMC-4630-03 in an additional global Phase 2 study in combination with sotorasib for patients with NSCLC carrying a KRASG12C mutation who had failed prior standard therapy and who had not previously been treated with a RAS inhibitor. We have reviewed the complete data set from the RMC-4630-03 study and this study is being wound down.

Sanofi sponsored a combination study with Mirati to evaluate RMC-4630 (also known as SAR442720) in combination with Mirati’s KRASG12C(OFF) inhibitor, adagrasib (KRAZATI®). This combination study is being wound down, and we believe there are no active patients on this study.

Sanofi sponsored a Phase 1/2 study of RMC-4630 in combination with the PD-1 inhibitor pembrolizumab (Keytruda®), which we expect will be wound down.

The combination of RMC-4630 with an ERK inhibitor in patients with pancreatic cancer is being evaluated as part of an investigator-sponsored study by the Netherlands Cancer Institute.

RMC-5552

Our RAS Companion Inhibitor RMC-5552 is designed as a selective inhibitor of mTORC1 signaling in tumors. We are evaluating RMC-5552 first as a monotherapy in a Phase 1 study (RMC-5552-001), and plan to evaluate RMC-5552 in combination with RAS (ON) Inhibitors for patients with cancers harboring a RAS mutation and co-occurring mutations in the mTOR signaling pathway.

We reported additional interim data from the ongoing dose escalation portion of the RMC-5552-001 study in October 2023.

We are supplying RMC-5552 to the Regents of the University of California on behalf of its San Francisco campus (UCSF) for an investigator-initiated Phase 1/1b trial by UCSF of RMC-5552 in patients with recurrent glioblastoma.

RMC-5845

Our RAS Companion Inhibitor RMC-5845 targets SOS1, a protein that plays a key role in converting RAS(OFF) to RAS(ON) in cells. RMC-5845 is intended for select combination therapies for certain genetically-defined tumors. This compound is ready for preparation of an IND application based on our preclinical development. We have no plans for further development of RMC-5845 at this time based on our current understanding that it may not offer an advantage over RMC-6236.

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

Pursuant to the terms of the Merger Agreement, we will acquire EQRx in an all-stock transaction (the EQRx Acquisition), subject to satisfaction of customary closing conditions and approval by our and EQRx’s stockholders. Each share of EQRx common stock, issued and outstanding immediately prior to closing will be converted into the right to receive 0.1112 of a share of the Company’s common stock. In connection with the closing, we expect to issue approximately 55 million shares of our common stock (excluding warrants and earn-out shares).

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

The EQRx Acquisition is subject to customary closing conditions, including approval by each of the Company’s and EQRx’s stockholders. Our and EQRx’s stockholder meetings to vote on the EQRx Acquisition are each scheduled for November 8, 2023 and the EQRx Acquisition is expected to be completed in November 2023.

For additional information regarding the terms of the EQRx Acquisition, see “Merger Agreement” under Note 1, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Results of operations

Comparison of the three and nine months ended September 30, 2023 and 2022

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Increase/ (decrease)	2023	2022	Increase/ (decrease)
	(in thousands)			(in thousands)
Revenue:
Collaboration revenue	$—	$3,356	$(3,356)	$10,838	$20,050	$(9,212)
Total revenue	—	3,356	(3,356)	10,838	20,050	(9,212)
Operating expenses:
Research and development	107,735	69,455	38,280	274,663	186,946	87,717
General and administrative	15,513	10,434	5,079	43,377	29,676	13,701
Total operating expenses	123,248	79,889	43,359	318,040	216,622	101,418
Loss from operations	(123,248)	(76,533)	(46,715)	(307,202)	(196,572)	(110,630)
Other income, net:
Interest income	10,947	2,907	8,040	28,505	4,077	24,428
Total other income, net	10,947	2,907	8,040	28,505	4,077	24,428
Loss before income taxes	(112,301)	(73,626)	(38,675)	(278,697)	(192,495)	(86,202)
Benefit from income taxes	3,867	297	3,570	3,867	297	3,570
Net loss	$(108,434)	$(73,329)	$(35,105)	$(274,830)	$(192,198)	$(82,632)

Collaboration revenue

Collaboration revenue consisted of revenue under the Sanofi Agreement, which terminated in June 2023. Collaboration revenue decreased by $3.4 million, or 100%, during the three months ended September 30, 2023 compared to the same period in 2022. Collaboration revenue decreased by $9.2 million, or 46% during the nine months ended September 30, 2023 compared to the same period in 2022. The decrease in collaboration revenue in 2023 was a result of lower reimbursed expenses from Sanofi.

Research and development expenses

Research and development expenses increased by $38.3 million, or 55%, during the three months ended September 30, 2023 compared to the same period in 2022. The increase in research and development expenses during the three months ended September 30, 2023 was due to a $17.9 million increase in RMC-6236 costs, primarily attributable to clinical trial and clinical supply manufacturing expenses as RMC-6236 commenced clinical trials at the end of the second quarter of 2022; a $7.2 million increase in our preclinical research portfolio costs; a $5.0 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $3.6 million increase in RMC-6291 costs, which commenced clinical trials in the third quarter of 2022; a $3.3 million increase in stock-based compensation; a $2.4 million increase in RMC-9805 costs, which commenced clinical trials in the third quarter of 2023; and a $2.4 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; partially offset by a $2.9 million decrease in SHP2 costs.

Research and development expenses increased by $87.7 million, or 47%, during the nine months ended September 30, 2023 compared to the same period in 2022. The increase in research and development expenses during the nine months ended September 30, 2023 was primarily due to a $40.0 million increase in RMC-6236 costs, primarily attributable to clinical trial and clinical supply manufacturing expenses as RMC-6236 commenced clinical trials at the end of the second quarter of 2022; a $14.1 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $10.8 million increase in RMC-9805 costs, which commenced clinical trials in the third quarter of 2023; an $8.3 million increase in stock-based compensation; an $8.0 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; a $7.6 million increase in RMC-6291 costs, which commenced clinical trials in the third quarter of 2022; and a $5.2 million increase in our preclinical research portfolio costs; partially offset by a $6.1 million decrease in SHP2 costs.

General and administrative expenses

General and administrative expenses increased by $5.1 million, or 49%, during the three months ended September 30, 2023 compared to the same period in 2022. The increase in general and administrative expenses during the three months ended September 30, 2023 was primarily due to a $2.2 million increase in stock-based compensation expense; a $1.6 million increase in salaries and other employee-related expenses due to increased headcount; and a $0.8 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount.

General and administrative expenses increased by $13.7 million, or 46%, during the nine months ended September 30, 2023 compared to the same period in 2022. The increase in general and administrative expenses during the nine months ended September 30, 2023 was primarily due to a $5.2 million increase in stock-based compensation expense; a $4.5 million increase in salaries and other employee-related expenses due to increased headcount; a $2.4 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; and a $0.6 million increase in legal and accounting fees.

Interest income

Interest income increased by $8.0 million and $24.4 million during the three and nine months ended September 30, 2023 respectively, compared to the same periods in 2022 due to a larger cash, cash equivalents and marketable securities balance and higher interest rates.

Benefit from income taxes

Tax benefit from income taxes was $3.9 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively; and $3.9 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively. Tax benefit from income taxes relates to a decrease in the effective state tax rate and the resulting impact on the deferred tax liabilities from the Warp Drive acquisition.

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

In November 2021, we entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $250.0 million, through an at-the-market equity offering program (ATM) under which Cowen agreed to act as our sales agent. During the year ended December 31, 2021, we sold an aggregate of 339,302 shares of common stock under the ATM resulting in gross proceeds to us of $10.4 million. After deducting commissions and expenses of $0.3 million, our net proceeds under the ATM were $10.1 million during the year ended December 31, 2021. During the year ended December 31, 2022, we sold an aggregate of 2,385,846 shares of common stock under the ATM resulting in gross proceeds to us of $51.3 million. After deducting commissions and expenses of $1.4 million, our net proceeds under the ATM were $49.9 million during the year ended December 31, 2022. During the three and nine months ended September 30, 2023, we sold an aggregate of 2,482,880 shares of common stock under the ATM resulting in gross proceeds to us of $63.5 million. After deducting commissions and expenses of $1.4 million, our net proceeds under the ATM were $62.1 million during the three and nine months ended September 30, 2023. The Merger Agreement with EQRx limits sales under the ATM to $50.0 million prior to completion of the EQRX Acquisition.

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

Our operations have been financed primarily by our public offerings of common stock, net proceeds of $230.6 million from the issuance of our preferred stock and $187.7 million received under the Sanofi Agreement for upfront payments and for research and development cost reimbursement.

As of September 30, 2023, we had $813.2 million in cash, cash equivalents and marketable securities.

As of September 30, 2023, we had an accumulated deficit of $976.2 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our product candidates and our pre-clinical research portfolio, and to a lesser extent, general and administrative expenditures. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue to advance our product candidates and pre-clinical research portfolio.

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our planned operations for at least 12 months following the date of this Quarterly Report on Form 10-Q.

In July 2023, we entered into the Merger Agreement to acquire EQRx, including their cash, cash equivalents and marketable securities balance, subject to customary closing conditions, including approval by each of our and EQRx’s stockholders, which is beyond the control of either party. There is no assurance that the EQRx Acquisition will be successfully completed.

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

Cash flows

The following table summarizes our consolidated cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) provided by:
Operating activities	$(230,009)	$(162,613)
Investing activities	37,804	(17,012)
Financing activities	389,846	250,069
Net change in cash and cash equivalents	$197,641	$70,444

Cash used in operating activities

During the nine months ended September 30, 2023, cash used in operating activities of $230.0 million was attributable to a net loss of $274.8 million offset by $29.2 million in non-cash charges and a net change of $15.6 million in our operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation expense of $36.3 million, depreciation and amortization of $4.5 million and amortization of operating lease right-of-use asset of $2.0 million offset by net amortization of premium on marketable securities of $13.6 million. The change in operating assets and liabilities was primarily due to an $8.2 million increase in accounts payable, a $21.0 million increase in accrued expenses and other current liabilities; a $4.4 million decrease in accounts receivable; a $0.7 million increase in liabilities towards employee stock purchase plan; offset by a $0.4 million increase in prepaid expenses and other current assets primarily resulting from the timing of prepayments made for research and development activities and insurance; an $8.5 million increase in other noncurrent assets; a $4.5 million decrease in deferred revenue associated with the Sanofi Agreement and a $1.4 million decrease in operating lease liability.

During the nine months ended September 30, 2022, cash used in operating activities of $162.6 million was attributable to a net loss of $192.2 million and a net change of $0.1 million in our operating assets and liabilities offset by $29.5 million in non-cash charges. The non-cash charges primarily consisted of stock-based compensation expense of $22.9 million, depreciation and amortization of $2.8 million, amortization of operating lease right-of-use asset of $3.4 million and net amortization of premium on marketable securities of $0.5 million. The change in operating assets and liabilities was primarily due to an $8.4 million increase in prepaid expenses and other current assets primarily resulting from the timing of prepayments made for research and development activities and insurance, a $3.8 million decrease in deferred revenue associated with the Sanofi agreement, a $1.4 million decrease in operating lease liability, offset by an $8.8 million increase in accounts payable, a $4.5 million increase in accrued expenses and other current liabilities.

Cash provided by (used in) investing activities

During the nine months ended September 30, 2023, cash used in investing activities of $37.8 million was comprised of purchases of marketable securities of $539.3 million and purchases of property and equipment of $5.4 million offset by maturities of marketable securities of $582.5 million.

During the nine months ended September 30, 2022, cash provided by investing activities of $17.0 million, was comprised of maturities of marketable securities of $443.4 million partially offset by purchases of marketable securities of $452.4 million and purchases of property and equipment of $7.9 million.

Cash provided by financing activities

During the nine months ended September 30, 2023, cash provided by financing activities of $389.8 million was comprised of $323.7 million in net proceeds from issuance of common stock from the March 2023 underwritten public offering, $62.1 million in net proceeds from the issuance of common stock under the ATM, $2.1 million in proceeds from the issuance of common stock related to the ESPP and $2.0 million in proceeds from the issuance of common stock upon the exercise of stock options.

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

We held cash, cash equivalents and marketable securities of $813.2 million and $644.9 million as of September 30, 2023 and December 31, 2022, respectively, which consisted of bank deposits, money market funds, U.S. and Canadian government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents, an immediate one percent change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President, Chief Executive Officer and Director and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2023. Based on the evaluation, our President, Chief Executive Officer and Director and our Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were, in design and operation, effective to the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three and nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant net losses. Our net losses were $248.7 million, $187.1 million and $108.2 million, for the years ended December 31, 2022, 2021 and 2020, respectively. As of September 30, 2023, we had an accumulated deficit of $976.2 million. We have funded our operations to date primarily with proceeds from the sale of common stock and preferred stock and upfront payments and research and development cost reimbursement received under our collaboration agreement with Genzyme Corporation, an affiliate of Sanofi (the Sanofi Agreement). The Sanofi Agreement was terminated in June 2023, and Sanofi has no further reimbursement obligations post this termination. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $813.2 million. We have raised $1,271.4 million in underwritten public offerings, including our IPO in February 2020, net of underwriting discounts and commissions and offering expenses and have completed sales generating $122.1 million in net proceeds (after deducting commissions and expenses) pursuant to our at-the-market equity offering program with Cowen and Company, LLC (Cowen). We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs and to prepare for their potential commercialization. If we are able to gain marketing approval for product candidates that we develop, we will require significant additional amounts of cash in order to launch and commercialize our product candidates to the extent that their launch and commercialization are not the responsibility of another collaborator that we may contract with in the future. In addition, other unanticipated costs may arise. Because the design and outcome of our current, planned and potential future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

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

We do not have any committed external source of funds or other support for our development efforts. We expect to finance our cash needs through a combination of the EQRx Acquisition, if consummated, public or private equity offerings, debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

The closing of the EQRx Acquisition is subject to a number of closing conditions, including approval by each of our and EQRx’s stockholders, and there can be no assurance as to the timing of closing or whether the transaction will ultimately close. In addition, the amount of net cash we would receive in the EQRx Acquisition is variable and subject to both parties’ efforts to wind down EQRx’s research and development portfolio, and there can be no assurance as to the amount of capital we would receive in this transaction, if consummated. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control.

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
•
delays in reaching a consensus with regulatory agencies on study design and obtaining regulatory authorization to commence clinical trials; and
•
obtaining sufficient quantities of starting materials, intermediate materials and our product candidates for use in preclinical studies and clinical trials from third-party suppliers on a timely basis.

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
•
the risk that patients enrolled in clinical trials will not remain on the trial through the completion of evaluation; and
•
the ability of our clinical trial investigators to enroll patients in cases of outbreak of disease, geopolitical or other conflicts or natural disasters.

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

There are several programs in clinical development targeting KRASG12C, including programs directed at KRASG12C(OFF) being conducted by Amgen Inc., Betta Pharmaceuticals Co., Ltd., Boehringer Ingelheim, Chengdu Huajian Future Technology Co. Ltd., D3 BIO, Inc., Eli Lilly, GenEros Biopharma Ltd., Genhouse Bio Co. Ltd., Guangzhou BeBetter Medicine Technology Co., Ltd., HUYA Bioscience, Innovent Biologics, Inc. (licensed to Genfleet Therapeutics), InventisBio, Jacobio Pharmaceuticals Co. Ltd., Jiangsu Hansoh Pharmaceutical Group Co., Ltd., Merck, Sharpe & Dohme LLC, Mirati Therapeutics, Inc., Novartis AG, Roche, Shanghai Junshi Biosciences Co., Ltd., Shanghai YingLi Pharmaceutical, Shouyao Holdings (Beijing) Co. Ltd., Suzhou Genhouse Bio and Suzhou Zelgen Biopharmaceuticals. There are also several clinical programs directed at KRASG12D, including those being conducted by Astellas Pharma Inc., Jiangsu Hengrui Pharmaceuticals Company Ltd. and Mirati Therapeutics, Inc. Other clinical programs directed at mutant RAS are being conducted, including those by Alaunos Therapeutics, Inc., Chugai Pharmaceutical Co., Ltd., Elicio Therapeutics, Gritstone bio, Inc., Moderna, Inc., RasCal Therapeutics, Shanghai YingLi Pharmaceutical, Silenseed Ltd. and Targovax ASA. There are several programs in clinical development targeting SHP2, including those being conducted by Betta Pharmaceuticals Co., Ltd., Erasca, Inc., Etern BioPharma (Shanghai) Co. Ltd., Genhouse Bio Co. Ltd., HUYA Bioscience, InnoCare Pharma Ltd., Jacobio Pharmaceuticals Co. Ltd., Nanjing Sanhome Pharmaceutical, Navire Pharma, Inc., a BridgeBio company (licensed to

Bristol-Myers Squibb Company, Inc.), Novartis AG, Pfizer, Inc., and Relay Therapeutics Inc. (licensed to Roche). The above list includes corporate competitors that we are currently aware of and that are currently conducting clinical trials or marketing in geographies where we currently anticipate conducting clinical trials for our product candidates. However, companies operating in other geographies and smaller and other early-stage companies may also prove to be significant competitors. In addition, academic research departments and public and private research institutions may be conducting research on compounds that could prove to be competitive.

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

From time to time, we may disclose interim data from our clinical trials. For example, we have reported interim Phase 1 single agent clinical data for RMC-6236, RMC-6291, RMC-5552 and RMC-4630. In each case, this interim data included a limited number of patients and time of exposure to the study drug. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more data on existing patients become available. Our clinical trial program is ongoing, and the final results may be materially different from those reflected in any interim data we report.

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

For example, the safety data we have released for RMC-6236-001 and RMC-6291-001 included adverse events (AEs), including serious adverse events (SAEs) and AEs that led to dose reduction.

Although our current and future product candidates will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects could arise either during clinical development or, if such side effects are rarer, after our products have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. So far, we have not demonstrated that our product candidates are safe in humans, and we cannot predict if ongoing or future clinical trials will do so.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. Most recently, in August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. In August 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated, and the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined.

In addition, in response to the Biden administration’s October 2022 executive order, in February 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for any product candidate we develop or complementary diagnostics or companion diagnostics or additional pricing pressures.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 environment, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the U.S. have adopted similar restrictions or other policy measures in response to COVID-19. If a prolonged government shutdown occurs or FDA experiences other delays, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a negative impact on our business.

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

Further, various states have implemented certain data privacy and security laws and regulations that impose restrictive requirements regulating the use and disclosure of health-related and other personal information. California enacted the California Consumer Privacy Act (CCPA), which creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA went into effect on January 1, 2020, and became enforceable by the California Attorney General on July 1, 2020. Further, the California Privacy Rights Act (CPRA) was approved by California voters in the November 3, 2020 election and generally went into effect on January 1, 2023. The CPRA significantly amends the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Additional compliance investment and potential business process changes may be required. Similar laws have been passed in other states, and are continuing to be proposed at the state and the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

The collection and use of personal data in the European Economic Area (EEA), are governed by the GDPR. The GDPR imposes stringent requirements for controllers and processors of personal data. The GDPR applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals located in the EEA, such as in connection with any EEA clinical trials. GDPR regulations may impose additional responsibility and liability in relation to the personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. This may be onerous and may interrupt or delay our development activities. If we or our vendors fail to comply with the GDPR and the applicable national data protection laws of the EEA member states, or if regulators assert we have failed to comply with these laws, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. The GDPR also imposes strict rules on the transfer of personal data out of the EEA to the United States and other third countries and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (CJEU) states that reliance on the standard contractual clauses – a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism – alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis.

In October 2022, , President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework (DPF), as released in December 2022. The European Commission adopted its Adequacy Decision in relation to the DPF in July 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. The DPF also introduced a new redress mechanism for EEA residents which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in future. We currently rely in part on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses, as relevant, to transfer personal data outside the EEA and the UK, including to the U.S. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the U.S. and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

We must comply with both the GDPR and the UK GDPR, which together with the UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e. fines up to the greater of £17.5 million or 4% of global turnover. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. We may incur liabilities, expenses, costs and other operational losses under the GDPR and privacy laws of the applicable EU and EEA Member States and the UK in connection with any measures we take to comply with them. As we continue to expand into other foreign countries and jurisdictions, we may also be subject to additional laws and regulations that may affect how we conduct business.

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

As of September 30, 2023, we had 338 full-time employees, including 273 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we operate as a public company, we expect to need additional managerial, research and development, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We or the third parties upon whom we depend may be adversely affected by earthquakes, outbreak of disease or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters and other facilities are located in the San Francisco Bay Area, which in the past has experienced both severe earthquakes and wildfires. We do not carry earthquake insurance. Earthquakes, wildfires or other natural disasters could severely disrupt our operations, and negatively impact our business.

If a natural disaster, power outage, outbreak of disease or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could negatively impact our business.

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

As of September 30, 2023, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 8.5% of our outstanding common stock. As a result, these stockholders, if they act together, may be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

As of September 30, 2023, 22.3 million shares of common stock that are either subject to outstanding options or restricted stock units reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, as of September 30, 2023, holders of approximately 2.1 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could impact the market price of our common stock.

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

We have issued in the past, and may from time to time issue, additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, on November 10, 2021, we entered into a sales agreement with Cowen to sell shares of common stock, from time to time, with aggregate gross sales proceeds of up to $250.0 million, through an at-the-market equity offering program under which Cowen acts as our sales agent. As of September 30, 2023, we have completed sales totaling $125.2 million in gross proceeds pursuant to this program. After deducting commissions and expenses of $3.1 million, net proceeds to us were $122.1 million. In addition, if approved and completed, the EQRx Acquisition, which will be an all-stock transaction pursuant to which we will issue shares of our common stock according to a blended formula, will result in substantial dilution to our stockholders. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number
2.1†	Agreement and Plan of Merger, dated July 31, 2023, by and among Revolution Medicines, Inc., EQRx, Inc., Equinox Merger Sub I, Inc. and Equinox Merger Sub II LLC.	8-K	8/1/2023	2.1
3.1	Amended and Restated Certificate of Incorporation.	8-K	2/18/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	3/8/2021	3.1
10.1	Form of Voting Agreement with Revolution Medicines, Inc.	8-K	8/1/2023	10.1
10.2	Form of Lock-up Agreement with Revolution Medicines, Inc.	8-K	8/1/2023	10.2
10.3	Fifth Amendment to Lease and between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of August 3, 2023				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 has been formatted in Inline XBRL.				X

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

Revolution Medicines, Inc.

Date: November 6, 2023	By:	/s/ Mark A. Goldsmith
Mark A. Goldsmith, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Revolution Medicines, Inc.

Date: November 6, 2023	By:	/s/ Jack Anders
Jack Anders
Chief Financial Officer (Principal Financial and Accounting Officer)