Form 10-K
period 2023-12-31
Revolution Medicines, Inc.
filed 2024-02-26
CIK 1628171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39219

Revolution Medicines, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	47-2029180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
700 Saginaw Drive Redwood City, CA	94063
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 481-6801

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.0001 Par Value per Share	RVMD	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
Warrants to purchase 0.1112 shares of common stock expiring 2026	RVMDW	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $2,757 million, based on the closing price of the Registrant’s common stock, as reported by the Nasdaq Global Select Market on June 30, 2023 of $26.75 per share.

The number of shares of the Registrant’s Common Stock outstanding on the Nasdaq Global Select Market as of February 21, 2024 was 164,690,408 (excluding 5,560,000 contingent earn-out shares).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2023.

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
•
our ability to establish and maintain new collaborations, licensing or other arrangements and the financial terms of any such agreements;
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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (ir.revmed.com), Securities and Exchange Commission (SEC) filings, webcasts, press releases and conference calls. We use these mediums, including our website, to communicate with our members and public about our company, our products and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.

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
•
We are subject to various risks related to the acquisition of EQRx.
•
We will require substantial additional financing to achieve our goals, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
•
We are early in our development efforts. Our business is dependent on the successful development of our current and future product candidates. If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval and ultimately commercialize any of our product candidates, or experience significant delays in doing so, our business will be materially harmed.
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
•
We face significant competition, and if our competitors develop and market products that are more effective, safer or less expensive than our product candidates, our commercial opportunities will be negatively impacted.
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

PART I

Item 1. Business.

Overview

We are a clinical-stage precision oncology company developing novel targeted therapies for RAS-addicted cancers. We possess sophisticated structure-based drug discovery capabilities built upon deep chemical biology and cancer pharmacology know-how and innovative, proprietary technologies that enable the creation of small molecules tailored to unconventional binding sites. Guided by our understanding of genetic drivers and adaptive resistance mechanisms in cancer, we deploy precision medicine approaches to inform innovative monotherapy and combination regimens.

Our research and development pipeline comprises RAS(ON) inhibitors that bind directly to RAS variants, which we refer to as RAS(ON) Inhibitors, and RAS companion inhibitors that target key nodes in the RAS pathway or associated pathways, which we refer to as RAS Companion Inhibitors. Our RAS(ON) Inhibitors are designed to be used as monotherapy, in combination with other RAS(ON) Inhibitors and/or in combination with RAS Companion Inhibitors or other therapeutic agents. Our RAS Companion Inhibitors are designed primarily for combination treatment strategies centered on our RAS(ON) Inhibitors.

RAS(ON) Inhibitors

Our RAS(ON) Inhibitors are based on our proprietary tri-complex technology platform, which enables a highly differentiated approach to inhibiting the active, GTP-bound form of RAS, which we refer to as RAS(ON). We are developing a portfolio of compounds that we believe are the first and only RAS(ON) Inhibitors to use this mechanism of action. We believe that direct inhibitors of RAS(ON) suppress cell growth and survival and are less susceptible to adaptive resistance mechanisms recognized for RAS(OFF) Inhibitors. We are evaluating our RAS(ON) Inhibitors alone and in combination with other drugs and investigational drug candidates, including with other RAS(ON) Inhibitors in RAS(ON) Inhibitor doublet regimens.

We are advancing a deep pipeline of RAS(ON) Inhibitors, including both our innovative RAS(ON) multi-selective inhibitor (RMC-6236) and a series of mutant-selective inhibitors (led by RMC-6291 and RMC-9805). Together, we consider these three development-stage candidates as the first wave of RAS(ON) inhibitors that we are advancing through clinical development.

RMC-6236

RMC-6236, our RAS(ON) multi-selective inhibitor, is designed as an oral, RAS-selective tri-complex inhibitor of multiple RAS(ON) variants containing cancer driver mutations at all three of the major mutation hotspot positions, G12, G13, and Q61. RMC-6236 inhibits all three major RAS isoforms, suppressing the mutant cancer driver and cooperating wild-type RAS proteins.

A monotherapy dose-escalation Phase 1/1b study of RMC-6236, which we refer to as the RMC-6236-001 study, is ongoing. On October 13, 2023, we reported updated interim safety, pharmacokinetic (PK) and circulating tumor DNA (ctDNA) data from the RMC-6236-001 study as of a September 11, 2023 data cut-off date. These data demonstrated that RMC-6236 was generally well tolerated across dose levels in patients with solid tumors. These data also demonstrated dose-dependent increases in exposure at a steady state with minimal accumulation after repeated daily oral dosing, which we believe is compatible with once-daily dosing. Reductions in ctDNA variant allele frequency were observed for multiple KRAS-mutated alleles in multiple tumor types, indicative of anti-tumor activity by RMC-6236.

On October 22, 2023, we reported updated interim safety and anti-tumor activity data for dose levels of 80 mg daily and above from the RMC-6236-001 study as of an October 12, 2023 data cut-off date. These data demonstrated that RMC-6236 was generally well tolerated across the dose levels analyzed as of the cut-off date. These data also demonstrated preliminary evidence of clinical activity in non-small cell lung cancer (NSCLC) patients and pancreatic ductal adenocarcinoma (PDAC) patients.

On January 9, 2024, we reported that, with additional follow-up after the October 2023 data reports described above, the profile of RMC-6236 remained relatively consistent with the description in the October 2023 reports, the objective response rate (ORR) for both NSCLC and PDAC patients had improved and the disease control rate (DCR) remained consistent.

We currently expect to disclose updated clinical safety, tolerability and activity data from the RMC-6236-001 study for patients with NSCLC and for patients with PDAC in the second half of 2024. We also currently expect to disclose initial data from Phase 1 expansion cohorts in the RMC-6236-001 study in tumor types beyond NSCLC and PDAC and genotypes beyond KRAS G12X in the second or third quarter of 2024.

We are also evaluating RMC-6236 in a series of combination regimens. We are conducting an open-label Phase 1b/2 platform study evaluating our RAS(ON) Inhibitors in combination with standard(s) of care in advanced NSCLC patients, which we refer to as the RMC-LUNG-101 study. There are currently two ongoing subprotocols under the RMC-LUNG-101 study, one evaluating our RAS(ON) G12C inhibitor, RMC-6291, which we refer to as the RMC-LUNG-101A study, and one evaluating RMC-6236, which we refer to as the RMC-LUNG-101B study. RMC-LUNG-101B is a Phase 1b/2 dose exploration and dose expansion study evaluating RMC-6236 in combination with pembrolizumab, with or without chemotherapy, in patients with RAS-mutated NSCLC. We currently expect to disclose initial clinical PK, safety, tolerability and activity data from the RMC-LUNG-101B study in the second half of 2024.

We are also conducting an open-label Phase 1b clinical trial of RMC-6291 in combination with RMC-6236, which we refer to as the RMC-6291-101 study. This study is ongoing, and we currently expect to disclose initial clinical PK, safety, tolerability and activity data in the second half of 2024.

Planning is also underway for one or more combination clinical trials for RMC-6236 with standard of care therapies in first-line treatment settings.

We are planning a global randomized Phase 3 trial comparing RMC-6236 against docetaxel in patients with RAS-mutated NSCLC who have been treated with immunotherapy and platinum-containing chemotherapy. The study design for this planned trial is subject to change based on regulatory authority feedback. We currently expect to initiate this study in the second half of 2024.

We are also planning a global randomized Phase 3 trial comparing RMC-6236 against a physician’s choice of chemotherapy regimens in patients with previously treated RAS-mutated PDAC. The study design for this planned trial is subject to change based on regulatory authority feedback. We currently expect to initiate this study in the second half of 2024.

RMC-6291

RMC-6291 is designed as a RAS(ON) oral tri-complex G12C-selective inhibitor. It is designed to exhibit subnanomolar potency for suppressing RAS pathway signaling and growth of RAS G12C-bearing cancer cells and is engineered to be highly selective for RAS G12C over wild-type RAS and other cellular targets. RMC-6291 is designed to be differentiated from first-generation KRAS(OFF) G12C inhibitors, which sequester the KRAS(OFF) G12C form, by its mechanism of directly inhibiting the RAS(ON) G12C form.

A monotherapy dose-escalation Phase 1b study of RMC-6291, which we refer to as the RMC-6291-001 study, is ongoing.

On October 13, 2023, we reported interim preliminary safety and anti-tumor data from the RMC-6291-001 study as of an October 5, 2023 data cut-off date. The data demonstrated that RMC-6291 was generally well tolerated across dose levels. These data also demonstrated preliminary evidence of clinical activity in patients with KRAS G12C NSCLC previously treated with, or naïve to, a KRAS(OFF) G12C inhibitor and preliminary evidence of clinical activity in patients with KRAS G12C colorectal cancer (CRC) who were naïve to treatment with a KRAS(OFF) G12C inhibitor. We observed that RMC-6291 was orally bioavailable and demonstrated dose-dependent pharmacokinetics and that reduction in ctDNA of the KRAS G12C allele across doses was correlated with clinical response. We believe these data provided preliminary evidence of clinically meaningful differentiation of RMC-6291 from KRAS(OFF) G12C inhibitors.

On January 9, 2024, we reported that relative to the October 13, 2023 report, the profile of RMC-6291 in the RMC-6291-001 study had remained relatively stable. We continue dosing patients at a 200 mg twice daily (BID) dose in this study.

As discussed above in the “RMC-6236” section, we are evaluating RMC-6291 in the RMC-LUNG-101A study, which is a Phase 1b/2 dose exploration and dose expansion study evaluating RMC-6291 in combination with pembrolizumab, with or without chemotherapy, in patients with RAS-mutated NSCLC. We currently expect to disclose initial clinical PK, safety, tolerability and activity data from the RMC-LUNG-101A study in the second half of 2024.

As also discussed above in the “RMC-6236” section, we are conducting an open-label Phase 1/1b clinical trial of RMC-6291 in combination with RMC-6236, which we refer to as the RMC-6291-101 study.

RMC-9805

RMC-9805 is designed as a RAS(ON) oral tri-complex G12D-selective inhibitor. It is designed to exhibit low nanomolar potency for suppressing RAS pathway signaling and growth of RAS G12D-bearing cancer cells and is engineered to covalently inactivate RAS G12D irreversibly.

A monotherapy dose-escalation Phase 1/1b trial of RMC-9805, which we refer to as the RMC-9805-001 study, is ongoing.

On January 9, 2024, we reported that, based on our observations of interim data from the RMC-9805-001 study, RMC-9805 demonstrated oral bioavailability in patients, exhibiting pharmacokinetics consistent with expectations from preclinical data. We also reported that the compound had cleared several dose levels and that we observed favorable tolerability results with no dose-limiting toxicities reported, and that a recommended Phase 2 dose and schedule was not yet reached.

We currently expect to disclose initial clinical PK, safety, tolerability and activity data from the RMC-9805-001 study in the second half of 2024.

Additional RAS(ON) Inhibitors

Beyond this first wave of RAS(ON) Inhibitors, we have other RAS(ON) Inhibitor compounds currently in our research and development pipeline, including the development candidates RMC-5127 (G12V), RMC-0708 (Q61H) and RMC-8839 (G13C). We are also pursuing pipeline expansion programs focused on G12R and other targets.

RAS Companion Inhibitors

RMC-4630

Our RAS Companion Inhibitor RMC-4630 is designed as a potent and selective inhibitor of SHP2.

Amgen is currently evaluating RMC-4630 in a Phase 1b study in combination with Amgen’s KRAS(OFF) G12C agent sotorasib (LUMAKRAS®) in Amgen’s CodeBreaK 101c study.

We and Sanofi, our former SHP2 development partner, sponsored several additional studies involving RMC-4630, all of which are being wound down.

The combination of RMC-4630 with an ERK inhibitor in patients with pancreatic cancer is being evaluated as part of an investigator-sponsored study by the Netherlands Cancer Institute.

We have no immediate plans for further development of RMC-4630, but we believe this compound remains an option for potential evaluation in combination regimens.

RMC-5552

Our RAS Companion Inhibitor RMC-5552 is designed as a selective inhibitor of mTORC1 signaling in tumors. We are evaluating RMC-5552 as a monotherapy in a Phase 1 study, which we refer to as the RMC-5552-001 study, and we may evaluate RMC-5552 in combination with RAS(ON) Inhibitors for patients with cancers harboring a RAS mutation and co-occurring mutations in the mTOR signaling pathway.

We reported additional interim data from the ongoing dose-escalation portion of the RMC-5552-001 study in October 2023.

We are supplying RMC-5552 to the Regents of the University of California on behalf of its San Francisco campus (UCSF) for an investigator-initiated Phase 1/1b trial by UCSF of RMC-5552 in patients with recurrent glioblastoma.

RMC-5845

Our RAS Companion Inhibitor RMC-5845 targets SOS1, a protein that plays a key role in converting RAS(OFF) to RAS(ON) in cells. RMC-5845 is intended for select combination therapies for certain genetically defined tumors. This compound is ready for preparation of an IND application based on our preclinical development. We have no plans for further development of RMC-5845 at this time based on our current understanding that it may not offer an advantage over RMC-6236.

Our strategy

Our goal is to develop and commercialize novel targeted therapies to outsmart RAS-addicted cancers for the benefit of patients. RAS proteins drive 30% of human cancers (Prior et al., Cancer Research 2020), and are largely unserved by targeted therapeutics. The KRAS G12C mutation has been clinically validated as a therapeutic target, and the evidence is strong that numerous other oncogenic mutations in the RAS family of proteins are likewise compelling cancer targets. Our collection of RAS(ON) Inhibitors is tailored to target RAS mutations that together comprise the vast majority of RAS-addicted cancers.

Our RAS(ON) Inhibitors are unique in that they are the first RAS inhibitors in clinical development to specifically target the activated, or ON, form of oncogenic RAS proteins. This differentiated mechanism of action offers potential improvements over that of the first RAS inhibitors to gain U.S. Food and Drug Administration (FDA) approval (KRAS G12C inhibitors sotorasib and adagrasib), which interact exclusively with the OFF form and confer relatively short clinical benefit. Based on an emerging understanding of the limitations of these drugs in the clinic and findings from our own preclinical research, we believe our RAS(ON) Inhibitors have the potential to deliver deeper antitumor activity and more durable clinical benefit to a broader patient population.

Our pipeline of RAS(ON) multi-selective and RAS(ON) mutant-selective inhibitors offer an opportunity for RAS(ON) doublet combinations designed to potentially maximize durable clinical benefit. The consistent finding from the first RAS inhibitors is that the main resistance mechanism that curtails durable efficacy is reactivation of RAS pathway, highlighting the oncogenic addiction in RAS-mutated cancers. The pairing of the RAS(ON) multi-selective inhibitor RMC-6236 with a mutant-selective inhibitor (such as RMC-6291 or RMC-9805) may address potential resistances which may ultimately translate to more durable clinical benefit. These doublets form a core part of our strategy to improve the standard of care for patients with RAS-addicted cancers, along with monotherapy and combination with standard of care therapies. This approach is based on our biological understanding of RAS addiction and leverages the unique nature of our pipeline.

Our current corporate priorities are to:

•
Propel RMC-6236 into Phase 3 pivotal studies. We are currently planning two monotherapy registration studies – one in second line NSCLC and one in second line PDAC, subject to regulatory input and further analysis of data from the RMC-6236-001 study.
•
Expand the reach of RMC-6236 potentially into additional lines of therapy, tumor types and mutations. We are evaluating a broader potential reach of RMC-6236 monotherapy in patients with tumor types beyond NSCLC and PDAC, and genotypes beyond KRAS G12X. In parallel, we are evaluating RMC-6236 in a series of combination regimens, including combination with a checkpoint inhibitor and combination with RMC-6291 in the context of a RAS(ON) Inhibitor doublet, and planning is underway for one or more combination clinical trials for RMC-6236 with standard of care therapies.
•
Qualify mutant-selective inhibitors led by RMC-6291 and RMC-9805 for late-stage development. We are continuing to evaluate the monotherapy profile of RMC-6291, focusing on dose optimization towards identification of a recommended Phase 2 dose. In parallel, as described above, we are evaluating the combination of RMC-6291 with RMC-6236, as well as the combination of RMC-6291 with a checkpoint inhibitor. We are also continuing to evaluate RMC-9805 clinically, focusing initially on the ongoing dose escalation.

Our opportunity: multiple large unmet needs in RAS-addicted cancers

RAS mutant epidemiology in the United States.

Variants in RAS proteins account for approximately 30% of all human cancers in the United States, many of which are fatal. Diverse oncogenic RAS variants in three different RAS isoforms (KRAS, NRAS and HRAS) drive distinct human cancers. Figure 1 below summarizes the breakdown, based on tumor genetics, of the estimated 213,000 new RAS-mutant cancer diagnoses each year in the U.S. Based on these data, we believe there are more than 200,000 new cancers diagnosed annually that could potentially be addressed by RAS inhibitors in the U.S. alone.

Figure 1. Breakdown of estimated 213,000 new RAS mutant cancer patients per year in the U.S.(1)

(1)
All RAS cancer epidemiology statistics are estimated using tumor mutation frequencies from Foundation Medicine Insights March 2022 and scaled to estimated patient numbers using cancer incidence from ACS Cancer Facts and Figures 2023:
a.
RAS mutations include: KRAS G12(A,C,D,F,L,R,S,V), KRAS G13(C,D,R,V), KRAS Q61(E,H,K,L,P,R) NRAS G12(A,C,D,R,S,V), NRAS G13(C,D,R,V), NRAS Q61(H,K,L,R), HRAS G12(C,D,S,V), HRAS G13(C,D,N,R,S,V), and HRAS Q61(K,L,R).
b.
Includes 13 major solid cancer types: NSCLC, CRC, PDAC, renal, esophageal, head and neck squamous cell, ovarian, stomach, biliary, and carcinomas of unknown primary (CUP), and advanced melanoma, bladder and endometrial cancers causing mortality.

Our innovation engine

We have built an innovation engine that enables us to discover and develop novel targeted therapies for elusive high-value frontier cancer targets with particular focus on a cohesive set of disease targets within notorious growth and survival pathways. This engine is centered around our proprietary tri-complex platform and is bolstered by three complementary pillars:

•
Deep chemical biology and cancer pharmacology know-how, including assays and proprietary tool compounds, to define the critical vulnerabilities of “frontier” RAS and related pathway targets, associated signaling circuits in cancer cells and immune system targets;
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

Our Tri-complex platform

Our proprietary tri-complex technology enables us to discover small molecule inhibitors of targets lacking intrinsic drug binding sites by inducing new druggable pockets. This occurs through small molecule-driven formation of a high affinity ternary complex (tri-complex) between the target protein, the small molecule, and a widely expressed cytosolic protein called a chaperone (e.g., cyclophilin A or FKPB12). This platform technology is the foundation of our RAS(ON) Inhibitor programs. In this context, the inhibitory effect of tri-complex formation on the RAS(ON) target is mediated by steric occlusion of the site where RAS(ON) binds its downstream effector molecules, such as RAF, which are required for propagating the oncogenic signal. Thus, tri-complex formation with RAS(ON) targets disrupts RAS effector binding and terminates oncogenic signaling. Our RAS(ON) tri-complex inhibitors, which are inspired by natural products, are “Beyond Rule of 5” compounds.

Pipeline

Our pipeline is summarized below:

RAS(ON) Inhibitors

Overview

Our RAS(ON) Inhibitors are based on our proprietary tri-complex technology platform, which enables a highly differentiated approach to inhibiting the active, GTP-bound form of RAS (RAS(ON)). We are developing a portfolio of compounds that we believe are the first and only RAS(ON) Inhibitors to use this mechanism of action. Our portfolio of RAS(ON) Inhibitors includes three compounds that we consider as the first wave of RAS(ON) Inhibitors that we are advancing: RMC-6236 (multi), RMC-6291 (G12C) and RMC-9805 (G12D). Beyond this first wave of RAS(ON) Inhibitors, we have other RAS(ON) Inhibitor compounds currently in our research and development pipeline, including our development candidates RMC-5127 (G12V), RMC-0708 (Q61H) and RMC-8839 (G13C).

We believe that direct inhibitors of RAS(ON) suppress cell growth and survival and are less susceptible to adaptive resistance mechanisms recognized for RAS(OFF) inhibitors. We are evaluating our RAS(ON) Inhibitors alone and in combination with other drugs and investigational drug candidates, particularly in-pathway agents. We believe tailored RAS(ON) Inhibitors will be useful to serve the diverse landscape of RAS-driven cancers optimally. We believe that in some cases, patients may experience maximal clinical benefit from the broad activity of our RAS(ON) multi-selective inhibitor, RMC-6236, if approved. In others, we believe treatment with a RAS(ON) mutant-selective inhibitor may be optimal. We further believe that in some cases, it could be beneficial to combine RMC-6236 with a RAS(ON) mutant-selective inhibitor, with RMC-6236 functioning as the backbone of these RAS(ON) Inhibitor doublets. In addition, we believe that in some cases, combination of our RAS(ON) Inhibitors with standard of care therapies, including immunotherapies, may be optimal.

RMC-6236

RMC-6236, our RAS (ON) multi-selective inhibitor, is designed as a potent, oral, RAS-selective tri-complex inhibitor of multiple RAS(ON) variants including cancer drivers at all three of the major mutation hotspot positions, G12, G13, and Q61. RMC-6236 inhibits all three major RAS isoforms, suppressing the mutant cancer driver and cooperating wild-type RAS proteins.

RMC-6236 is being evaluated in an ongoing monotherapy dose-escalation Phase 1/1b clinical study in patients with KRAS G12-mutated tumors, focused on NSCLC, PDAC and CRC, which we refer to as the RMC-6236-001 study.

On October 13, 2023, we reported updated interim safety, PK and ctDNA data from the RMC- 6236-001 study. In this study, 131 patients treated across nine dose cohorts ranging from 10 mg daily to 400 mg daily were evaluable for safety and tolerability as of a data cut-off date of September 11, 2023. The most common G12 mutations in patients enrolled included: G12D (51%); G12V (28%); G12R (11%); G12A (6%); and G12S (4%). Patients with KRAS G12C mutations were excluded from the study due to the availability of approved KRAS(OFF) G12C inhibitors. Of the 131 patients, 69 had PDAC, 47 had NSCLC, 10 had CRC and five had other tumor types. All of these patients had been previously treated with standard of care and/or other regimens, with an overall median of two prior lines of therapy (with a range of one to seven prior lines of therapy).

As of the September 11, 2023 data cut-off date, we observed that RMC-6236 was generally well tolerated across dose levels in patients with solid tumors (Table 6236.1). Median duration of treatment was 2.27 months (range: 0.2–14). The most common treatment-related adverse events (TRAEs) were rash and gastrointestinal (GI)-related toxicities that were primarily Grade 1 or 2 in severity. One previously reported Grade 4 TRAE occurred in a patient with PDAC treated at 80 mg who had a large intestine perforation at the site of an invasive tumor that reduced in size while on treatment, which resulted in treatment discontinuation. No fatal TRAEs were observed. Two patients discontinued study treatment due to death: one patient with PDAC (120 mg) died due to progressive disease; one patient with NSCLC (200 mg) died due to an unknown cause reported as unrelated to RMC-6236. No safety signals were observed that indicated an elevated risk of hepatotoxicity, which has been reported for some KRAS(OFF) G12C inhibitors.

Table 6236.1. RMC-6236-001: Select treatment-related adverse events.

Total (N=131)
Maximum severity of treatment-related AEs (TRAEs)	Grade 1	Grade 2	Grade 3	Grade 4	Any Grade
TRAEs occurring in ≥10% of patients, n (%)
Rash*	57 (44)	29 (22)	6 (5)	—	92 (70)
Nausea	41 (31)	14 (11)	—	—	55 (42)
Diarrhea	32 (24)	9 (7)	1 (1)	—	42 (32)
Vomiting	27 (21)	9 (7)	—	—	36 (28)
Stomatitis	10 (8)	9 (7)	2 (2)	—	21 (16)
Fatigue	12 (9)	4 (3)	—	—	16 (12)
Other select TRAEs, n (%)
ALT elevation	6 (5)	1 (1)	1 (1) ‡	—	8 (6)
AST elevation	6 (5)	—	1 (1) ‡	—	7 (5)
Electrocardiogram QT prolonged	1 (1)	—	—	—	1 (1)
TRAEs leading to dose reduction†, n (%)	—	9 (7)	2 (2)	—	11 (8)
TRAEs leading to treatment discontinuation, n (%)	—	—	—	1 (1)	1 (1)

AE, adverse event; ALT, alanine transaminase; AST, aspartate transferase; PD, progressive disease; TRAEs, treatment-related adverse events.

‡ Post-data extraction, the Grade 3 ALT and AST elevations were associated with biliary obstruction and reported as unrelated to RMC-6236.

* Includes preferred terms of dermatitis acneiform, rash maculopapular, rash, rash pustular, dermatitis psoriasiform, erythema and rash erythematous.

† The most common TRAE leading to dose reduction was rash (acneiform or maculopapular); there were no reductions at doses ≤80 mg.

As of the September 11, 2023 data cut-off date, we observed that RMC-6236 demonstrated dose-dependent increases in exposure at a steady state with minimal accumulation after repeated daily oral dosing, which we believe is compatible with once-daily dosing. Clinical exposures achieved at once daily dose levels of 80 mg and above were comparable to those that induced tumor regressions in preclinical xenograft models with KRAS G12X mutations. ctDNA was assessed in 27 patients with detectable baseline plasma KRAS G12X alleles and evaluable for changes in KRAS variant allele frequency (VAF) on-treatment. Molecular responses were observed across two tumor types (NSCLC and PDAC) and four different KRAS mutations (KRAS G12D, KRAS G12V, KRAS G12R and KRAS G12A) with reductions in KRAS VAF consistent with anti-tumor activity. Three clinical case reports illustrated tumor regressions induced by RMC-6236 in patients with ovarian cancer (KRAS G12V), NSCLC (KRAS G12D) or PDAC (KRAS G12D).

On October 22, 2023, we reported updated interim safety and anti-tumor activity data for dose levels of 80 mg daily and above from the RMC-6236-001 study. In this study, a total of 111 patients with either NSCLC (n=46) or PDAC (n=65) treated across six dose cohorts ranging from 80 mg daily to 400 mg daily were evaluated for safety and tolerability as of a data cut-off date of October 12, 2023. Patients at dose levels below 80 mg daily were not included in this analysis based on our preclinical and PK predictions that these dose levels would not be associated with tumor regressions in patients and our clinical observations of these doses. Common RAS mutations in patients evaluated included G12D, G12V, G12R, G12A and G12S. As noted above, patients with KRAS G12C mutations were excluded from the study due to the availability of currently approved KRAS(OFF) G12C inhibitors. All of these patients had previously been treated with standard of care appropriate for tumor type and stage. Patients with NSCLC had received a median of two prior lines of therapy (range: 1–6), and patients with PDAC had received a median of three prior lines of therapy (range: 1–7).

As of the October 12, 2023 data cut-off date, we observed that RMC-6236 was generally well tolerated across the dose levels analyzed (Table 6236.2). Median duration of treatment was 2.1 months (range: 0.2–10.9). The most common TRAEs were rash and GI-related toxicities that were primarily Grade 1 or 2 in severity. One previously reported Grade 4 TRAE occurred in a patient with PDAC at the 80 mg dose level who had a large intestine perforation at the site of an invasive tumor that reduced in size while on treatment, which resulted in treatment discontinuation. No fatal TRAEs were observed. No safety signals were observed that indicated an elevated risk of hepatotoxicity, which has been reported for some KRAS(OFF) G12C inhibitors.

Table 6236.2. RMC-6236-001: Select treatment-related adverse events for patients with NSCLC and PDAC Treated at ≥80 mg daily

Total (N=111)
Maximum Severity of Treatment-Related AEs (TRAEs)	Grade 1	Grade 2	Grade 3	Grade 4	Any Grade
TRAEs occurring in ≥10% of patients, n (%)
Rash‡	58(52)	25(23)	7(6)	—	90(81)
Nausea	40(36)	11(10)	—	—	51(46)
Diarrhea	28(25)	14(13)	1(1)	—	43(39)
Vomiting	30(27)	7(6)	—	—	37(33)
Stomatitis	13(12)	9(8)	2(2)	—	24(22)
Fatigue	11(10)	6(5)	—	—	17(15)
Other select TRAEs, n (%)
ALT elevation	8(7)	1(1)	—	—	9(8)

Maximum Severity of Treatment-Related AEs (TRAEs)	Grade 1	Grade 2	Grade 3		Grade 4	Any Grade
AST elevation	8(7)	—	—		—	8(7)
Electrocardiogram QT prolonged	1(1)	—	—		—	1(1)
TRAEs leading to dose reduction*, n (%)	—	10(9)	5(5)	†	—	15(14)
TRAEs leading to treatment discontinuation, n (%)	—	—	—		1(1)^	1(1)

AE, adverse event; ALT, alanine transaminase; AST, aspartate transferase; TRAEs, treatment-related adverse events.

‡ Includes preferred terms of dermatitis acneiform, rash maculopapular, rash, rash pustular, erythema, rash erythematous; multiple types of rash may have occurred in the same patient.

* The most common reason for dose reduction was rash.

† Grade 3 TRAEs leading to reduction were rash (n=4), including one patient with a dose reduction due to rash and decreased appetite, and stomatitis (n=1).

^ One Grade 4 TRAE occurred in a patient with PDAC at the 80 mg dose level who had a large intestine perforation at the site of an invasive tumor that reduced in size while on treatment.

Clinical activity was evaluated as of the October 12, 2023 data cut-off date in patients with NSCLC (n=40) and PDAC (n=46) who had received the first dose of RMC-6236 at least eight weeks prior to such date (n=86). Confirmed objective responses included tumors harboring KRAS mutations G12D, G12V or G12R, and disease control was observed in patients across all KRAS mutations, including G12A and G12S.

As of the October 12, 2023 data cut-off date, RMC-6236 demonstrated preliminary evidence of clinical activity in efficacy-evaluable NSCLC patients (Figure 6236.1).

Figure 6236.1. RMC-6236-001: Change in tumor burden from efficacy-evaluable KRAS G12X NSCLC patients.

Data extracted October 12, 2023.

QD, daily dosing; PD, progressive disease; SD, stable disease; PR, partial response; PR*, unconfirmed PR per Response Evaluation Criteria in Solid Tumors (RECIST) 1.1; CR, complete response.

‡ Patients who received first dose of RMC-6236 at least eight weeks prior to data extract date.

Among the efficacy-evaluable NSCLC patients, the ORR was 38 percent, with one patient achieving a complete response (CR) as a best response and 14 patients achieving a partial response (PR) (including three unconfirmed PRs) (Table 6236.3). The DCR in this NSCLC population was 85 percent.

Table 6236.3. RMC-6236-001: Tumor Response per RECIST for efficacy-evaluable KRAS G12X NSCLC patients

Tumor Response (per RECIST 1.1)
Best Overall Response, n (%)
CR	1(3)
PR	14(35)
SD	19(48)
PD	5(13)
NE†	1(3)
ORR, n (%)	15(38)
Confirmed, n	12
DCR (CR+PR+SD), n (%)	34(85)

CR, complete response; PR, partial response; SD, stable disease; PD, progressive disease; NE, not evaluable; ORR, objective response rate; DCR, disease control rate.

† One subject withdrew from study without post-baseline scans.

As of the October 12, 2023 data cut-off date, RMC-6236 demonstrated preliminary evidence of clinical activity in efficacy-evaluable PDAC patients (Figure 6236.2).

Figure 6236.2. RMC-6236-001: Change in tumor burden from efficacy-evaluable KRAS G12X PDAC patients

Data extracted October 12, 2023.

QD, daily dosing; PD, progressive disease; SD, stable disease; PR, partial response; PR*, unconfirmed PR per RECIST 1.1.

‡ Patients who received first dose of RMC-6236 at least eight weeks prior to data extract date.

Among the efficacy-evaluable PDAC patients, the ORR was 20 percent, with nine patients achieving a PR (including four unconfirmed PRs) as a best response (Table 6236.4). The DCR in this PDAC population was 87 percent.

Table 6236.4. RMC-6236-001: Tumor Response per RECIST for efficacy-evaluable KRAS G12X PDAC patients

Tumor Response (per RECIST 1.1)
Best Overall Response, n (%)
PR	9(20)
SD	31(67)
PD	3(7)
NE†	3(7)
ORR, n (%)	9(20)
Confirmed, n	5
DCR (CR+PR+SD), n (%)	40(87)

PR, partial response; SD, stable disease; PD, progressive disease; NE, not evaluable; ORR, objective response rate; DCR, disease control rate.

† Two patients died prior to first post-baseline scan; one patient had scan after 11 days of treatment and subsequently died due to PD.

On January 9, 2024, we reported that, with additional follow-up after the October 2023 reports described above, the profile of RMC-6236 remained relatively consistent with the description in those reports. We also reported that the ORR among efficacy-evaluable NSCLC patients was in the low- to mid-40 percent range, that the ORR for NSCLC patients in the 300 mg dose cohort was higher than the mid-40 percent range and that the DCR was in the high-80 percent range. We likewise reported that the ORR among efficacy-evaluable PDAC patients was in the mid-20 percent range, that the ORR for PDAC patients in the 300 mg dose cohort was higher than the mid-20 percent range and that the DCR was in the high-80 percent range. Based on these observations, we reported that the 300 mg daily dose appeared attractive for safety and antitumor activity in both NSCLC and PDAC settings.

RMC-6291

RMC-6291 is designed as a RAS(ON) oral G12C-selective inhibitor. It is designed to exhibit subnanomolar potency for suppressing RAS pathway signaling and growth of RAS G12C-bearing cancer cells and is engineered to be highly selective for RAS G12C over wild-type RAS and other cellular targets. RMC-6291 is designed to be differentiated from first-generation KRAS(OFF) G12C inhibitors, which sequester the KRAS(OFF) G12C form, by its potential mechanism of directly inhibiting the RAS(ON) G12C form. We believe direct inhibition of the ON form offers important biological advantages, including more rapid termination of RAS signaling and more robust inhibition in the face of known resistance mechanisms.

A monotherapy dose-escalation Phase 1b study of RMC-6291, which we refer to as the RMC 6291-001 study, is ongoing. On October 13, 2023, we reported interim preliminary safety and anti-tumor data from the RMC-6291-001 study. In this study, 63 patients treated across seven dose cohorts ranging from 50 mg daily to 400 mg twice daily were evaluable for initial safety and tolerability as of a data cut-off date of October 5, 2023. Of these patients, 23 had NSCLC, 33 had CRC and seven had other tumor types. All of these patients had previously been treated with standard of care therapy, with an overall median of three prior lines of therapy (with a range of one to seven prior lines of therapy).

As of the October 5, 2023 data cut-off date, we observed that RMC-6291 demonstrated a profile that was generally well tolerated across dose levels (Table 6291.1). Tolerability was generally consistent across tumor types. The most common TRAEs were QTc prolongation and GI-related toxicities that were primarily Grade 1 or 2 in severity. All QTc prolongations were asymptomatic with no cardiac sequalae reported. No treatment-related Grade 4 or 5 AEs or serious AEs (SAEs) were reported. No safety signals were observed that suggest an increased risk of hepatotoxicity, which has been reported for some KRAS G12C(OFF) inhibitors.

Table 6291.1. RMC-6291-001: Select treatment-related adverse events

Total (N=63)
Maximum Severity of Treatment-Related AEs (TRAEs)	Grade 1	Grade 2	Grade 3	Any Grade
TRAEs occurring in ≥10% of patients, n (%)
Diarrhea	10 (16)	7 (11)	1 (2)	18 (29)
Nausea	14 (22)	3 (5)	—	17 (27)
ECG QT prolonged	8 (13)	1 (2)	7 (11)	16 (25)
QTcF* ≥ 501 ms	—	—	1 (2)	—
Fatigue	4 (6)	4 (6)	—	8 (13)
Vomiting	6 (10)	2 (3)	—	8 (13)
AST increased	7 (11)	—	—	7 (11)
TRAEs leading to dose reduction, n (%)	—	1 (2)	8 (13)	9 (14)
TRAEs leading to treatment discontinuation, n (%)	—	—	1 (2)	1 (2)

*QTcF refers to QT interval corrected for heart rate by Fridericia's formula.

As of the October 5, 2023 data cut-off date, we observed that RMC-6291 demonstrated oral bioavailability and demonstrated dose-dependent plasma pharmacokinetics. Reduction in ctDNA of the KRAS G12C allele across doses correlated with clinical response.

As of the October 5, 2023 data cut-off date, RMC-6291 demonstrated preliminary evidence of clinical activity in patients with KRAS G12C-mutant NSCLC previously treated with or naïve to a KRAS(OFF) G12C inhibitor (Figure 6291.1).

Figure 6291.1. RMC-6291-001: Change in tumor burden from efficacy-evaluable patients with NSCLC previously treated with or naïve to a KRAS(OFF) G12C inhibitor

Evaluable for Efficacy* (N=17)

Data Extracted October 5, 2023.

CR, complete response; PR, confirmed partial response; PRu, unconfirmed partial response; SD, stable disease; ORR, objective response rate; DCR, disease control rate

* All treated patients who received a first dose of RMC-6291 at least eight weeks prior to the data extract date.

Tumor response per RECIST 1.1 for the patients reflected in Figure 6291.1 is summarized below (Table 6291.2).

Table 6291.2. RMC-6291-001: Tumor Response per RECIST 1.1 for efficacy-evaluable patients with NSCLC previously treated with or naïve to a KRAS(OFF) G12C inhibitor

Tumor Response (per RECIST 1.1)
Best Overall Response, n (%)	Prior G12Ci (n=10)	Naïve to G12Ci (n=7)
Partial response†	5 (50)	3 (43)
Stable disease	5 (50)	4 (57)
Progressive disease	—	—
ORR, n (%)	5 (50)	3 (43)
DCR (CR+PR+SD), n (%)	10 (100)	7 (100)

† Partial response includes five confirmed and three unconfirmed.

RECIST, Response evaluation criteria in solid tumors.

As of the October 5, 2023 data cut-off date, RMC-6291 also demonstrated preliminary evidence of clinical activity in patients with KRAS G12C-mutant CRC who were naïve to treatment with a KRAS(OFF) G12C inhibitor (Figure 6291.2).

Figure 6291.2. RMC-6291-001: Change in tumor burden from efficacy-evaluable patients with CRC who were naïve to treatment with a KRAS(OFF) G12C inhibitor

Evaluable for Efficacy* (N=19)

400 mg BID
300 mg BID
200 mg BID
100 mg BID
200 mg QD
100 mg QD
50 mg QD
= on treatment
Best % Change in SOD from Baseline in Target Tumor Burden
100
50
0
-50
-100
PD
PD
PD
SD
SD
SD
SD
SD
SD
SD
SD
PRu
PRu
PRu
PR
PR
PR
PR
PR
Week of Most Recent Scan
6 1 6 6 6 5 5 6 12 6 10 18 6 5 17 12 12 12 17

Data Extracted October 5, 2023.

* All treated patients who received first dose of RMC-6291 at least eight weeks prior to the data extract date.

Tumor response per RECIST 1.1 for the patients reflected in Figure 6291.2 is summarized below (Table 6291.3).

Table 6291.3. RMC-6291-001: Tumor Response per RECIST for efficacy-evaluable patients with CRC that were naïve to treatment with a KRAS(OFF) G12C inhibitor

Tumor Response (per RECIST 1.1)
Best Overall Response, n (%)	N=20‡
Partial response†	8 (40)
Stable disease	8 (40)
Progressive disease	4 (20)
ORR, n (%)	8 (40)
DCR (CR+PR+SD), n (%)	16 (80)

† Partial response includes five confirmed and three unconfirmed.

‡ One patient had progressive disease due to a new lesion; target lesion measurements were not available.

On January 9, 2024, we reported that, relative to the October 13, 2023 report, the profile of RMC-6291 in the RMC-6291-001 study remained relatively stable. We continue to dose patients at a 200 mg BID.

RMC-9805

RMC-9805 is designed as a RAS(ON) oral G12D-selective inhibitor. It is designed to exhibit low nanomolar potency for suppressing RAS pathway signaling and growth of RAS G12D-bearing cancer cells and is engineered to covalently inactivate RAS G12D for irreversible inhibition. To our knowledge, RMC-9805 is the first drug candidate that covalently modified an aspartic acid residue in preclinical studies.

In a series of in vivo tumor xenograft studies, RMC-9805 was highly active against NSCLC, PDAC and CRC models bearing the KRAS G12D driver mutation (Figure 9805.1). Across cancer types, RMC-9805 drove deep tumor regressions, including complete responses, and established preclinical response rates, which we believe supported advancement into clinical development.

Figure 9805.1. RMC-9805 was highly active in vivo across KRAS G12D cancer models.

In vivo characterization of the effect of RMC-9805 on the growth of KRAS G12D cancers. RMC-9805 was dosed at 100 mg/kg po qd. N=2-8/group. NSCLC = non-small cell lung cancer; PDAC = pancreatic ductal adenocarcinoma; CRC = colorectal cancer. Responses assigned according to mRECIST = modified RECIST (modified from Gao et al. Nat Med. 2015). ORR = objective response rate; DCR = disease control rate. RVMD preclinical research as of 11/02/22.

A monotherapy dose-escalation Phase 1/1b trial of RMC-9805, which we refer to as the RMC-9805-001 study, is ongoing.

On January 9, 2024, we reported that, based on our observations of data from the RMC-9805-001 study, RMC-9805 demonstrated oral bioavailability in patients, exhibiting PK consistent with expectations from preclinical data. We also reported that the compound has cleared several dose levels and that we observed favorable tolerability results with no dose-limiting toxicities reported and that a recommended Phase 2 dose and schedule was not yet reached.

RMC-5127

RMC-5127 is designed as a RAS(ON) oral G12V-selective inhibitor. It is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of RAS G12V-bearing cancer cells and is engineered for selective inhibition of RAS G12V over other RAS isoforms via non-covalent binding interactions. RMC-5127 is in the Investigational New Drug application (IND)-enabling stage of preclinical development.

RMC-0708

RMC-0708 is designed as a RAS(ON) oral Q61H-selective inhibitor. It is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of RAS Q61H-bearing cancer cells and is engineered for selective inhibition of RAS Q61H over other RAS isoforms via non-covalent binding interactions.

RMC-8839

RMC-8839 is designed as a RAS(ON) oral G13C-selective inhibitor. It is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of KRAS G13C-bearing cancer cells and is engineered to covalently inactivate KRAS G13C for irreversible inhibition. We believe RMC-8839 is ready for preparation of an IND based on our preclinical development, but we have deferred active development of this compound.

RAS Companion Inhibitors

Overview

Our RAS Companion Inhibitors are designed to suppress cooperating targets and pathways that sustain RAS-addicted cancers.

RMC-4630

Our RAS Companion Inhibitor RMC-4630 is designed as a potent and selective inhibitor of SHP2, a central node in the RAS signaling pathway.

Amgen is currently evaluating RMC-4630 in a Phase 1b study in combination with Amgen’s KRAS(OFF) G12C agent sotorasib (LUMAKRAS®) in Amgen’s CodeBreaK 101c study.

We and Sanofi, our former SHP2 development partner, sponsored several additional studies involving RMC-4630, all of which are being wound down.

The combination of RMC-4630 with an ERK inhibitor in patients with pancreatic cancer is being evaluated as part of an investigator-sponsored study by the Netherlands Cancer Institute.

We have no immediate plans for further development of RMC-4630, but we believe this compound remains an option for potential evaluation in combination regimens.

RMC-5552

Our RAS Companion Inhibitor RMC-5552 is designed as a selective inhibitor of hyperactivated mTORC1 signaling in tumors. We are evaluating RMC-5552 as a monotherapy in a Phase 1 study, which we refer to as the RMC-5552-001 study, and we may evaluate RMC-5552 in combination with RAS inhibitors for patients with cancers harboring a RAS mutation and co-occurring mutations in the mTOR signaling pathway.

mTORC1 is a critical regulator of metabolism, growth and proliferation within cells, including cancer cells. The abnormal activation of mTORC1, and subsequent inactivation of the tumor suppressor 4EBP1, is a mechanism that is frequently harnessed by cancer cells to gain a growth and proliferation advantage over normal cells. RMC-5552 is designed to selectively and deeply inhibit mTORC1, thereby preventing phosphorylation and inactivation of 4EBP1, a downstream protein in the mTOR signaling pathway that normally suppresses expression of certain oncogenes such as C-MYC. RMC-5552 has been shown to have combinatorial activity with KRAS G12C inhibitors in preclinical models of KRAS G12C lung and colon cancer, supporting the role of RMC-5552 in our portfolio of RAS Companion Inhibitors.

We reported additional interim data from the ongoing dose-escalation portion of the RMC-5552-001 study in October 2023 as of a September 4, 2023 data cut-off date. These data further support our previous observations that RMC-5552 was acceptably tolerated at doses that have demonstrated meaningful anti-tumor activity in clinical studies, while largely avoiding well-described toxicities associated with mTORC2 inhibition, such as hyperglycemia. Dose optimization is ongoing in the RMC-5552-01 study.

Figure 5552.1 below summarizes the best percent change in tumor burden from baseline for efficacy evaluable subjects treated with RMC-5552 at ≥6 mg as of the September 4, 2023 data cut-off date.

Figure 5552.1. Best Percent Change in Tumor Burden from Baseline in Efficacy Evaluable Subjects Treated at ≥6 mg.

We are supplying RMC-5552 to the Regents of the University of California on behalf of its San Francisco campus (UCSF) for an investigator-initiated Phase 1/1b trial by UCSF of RMC-5552 in patients with recurrent glioblastoma.

RMC-5845

RMC-5845 targets SOS1, a protein that plays a key role in converting RAS(OFF) to RAS(ON) in cells. RMC-5845 is intended for select combination therapies for certain genetically defined tumors. This compound is ready for preparation of an IND based on our preclinical development. We have no plans for further development of RMC-5845 at this time based on our current understanding that it may not offer an advantage over RMC-6236.

Commercial plan

We intend to retain significant development and commercialization rights to our product candidates and, if marketing approval is obtained, to commercialize our product candidates on our own, or potentially with a partner, in the United States and other regions. We currently have limited sales, marketing and commercial product distribution capabilities. We intend to build the necessary infrastructure and capabilities over time for the United States, and potentially other regions, in connection with the advancement of our product candidates. Clinical data, the size of the addressable patient population, the size of the commercial infrastructure and manufacturing needs, the status of our pipeline and other factors, may all influence or alter our commercialization plans.

Manufacturing

We rely on and will continue to rely on contract manufacturing organizations (CMOs) for both drug substance and drug product. Currently, all of our manufacturing is outsourced to well-established third-party manufacturers. We have entered into contracts with CMOs for production of drug substance and drug product for our clinical trials and IND-enabling development studies, and plan to enter into additional contracts with these or other manufacturers for additional supply.

Our outsourced approach to manufacturing relies on CMOs to first develop manufacturing processes that are compliant with current Good Manufacturing Practice ( cGMP), then produce material for preclinical and clinical studies. Our agreements with CMOs may obligate them to develop and qualify upstream and downstream processes, develop drug product process, validate (and, in some cases, develop) suitable analytical methods for test and release as well as stability testing, produce drug substance for preclinical testing, produce cGMP-compliant drug substance, or produce cGMP-compliant drug product. We conduct audits of CMOs prior to initiation of activities under these agreements and monitor operations to ensure compliance with the mutually agreed process descriptions and to cGMP regulations.

Competition

The biotechnology and pharmaceutical industries, and the oncology sector in particular, are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property rights. While we believe that our discovery programs, technology, knowledge, experience and scientific resources provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, government agencies and public and private research institutions, among others.

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

There are several programs in clinical development targeting KRAS G12C, including programs directed at KRAS(OFF) G12C being conducted by Amgen Inc., Betta Pharmaceuticals Co., Ltd., Bristol Myers Squibb, Chengdu Huajian Future Technology Co. Ltd., D3 BIO, Inc., Eli Lilly, GenEros Biopharma Ltd., Genhouse Bio Co. Ltd., Guangzhou BeBetter Medicine Technology Co., Ltd., HUYA Bioscience, Innovent Biologics, Inc. (licensed to GenFleet Therapeutics), InventisBio, Jacobio Pharmaceuticals Co. Ltd., Jiangsu Hansoh Pharmaceutical Group Co., Ltd., Merck, Sharpe & Dohme LLC, Novartis AG, Roche, Shanghai Junshi Biosciences Co., Ltd., Shanghai YingLi Pharmaceutical, Shouyao Holdings (Beijing) Co. Ltd., and Suzhou Zelgen Biopharmaceuticals. BridgeBio Pharma, Inc. has a KRAS(ON) G12C program in the clinic. There are also several clinical programs directed at KRAS G12D, including those being conducted by Astellas Pharma Inc., Bristol Myers Squibb, Incyte Corporation and Jiangsu Hengrui Pharmaceuticals Company Ltd. Other clinical programs directed at mutant RAS are being conducted, including those by Alaunos Therapeutics, Inc., Boehringer Ingelheim, Chugai Pharmaceutical Co., Ltd., Elicio Therapeutics, Gritstone bio, Inc., Moderna, Inc., Quanta Therapeutics, RasCal Therapeutics, Shanghai YingLi Pharmaceutical, Silenseed Ltd. and Targovax ASA.

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

The availability of coverage and reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. If and when our products receive FDA approval, they could be subject to maximum fair price (MFP) negotiation and application by the Centers for Medicare & Medicaid Services (CMS) under terms of the Inflation Reduction Act of 2022 (the IRA), nine years after launch in the United States. Our competitors also may obtain FDA, or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Intellectual Property

Our success depends in part on our ability and the ability of our collaborators to obtain and maintain proprietary protection for our technology, programs and know-how related to our business, defend and enforce our intellectual property rights, in particular, our patent rights, preserve the confidentiality of our trade secrets, and operate without infringing valid and enforceable intellectual property rights of others. We endeavor to establish, maintain and enforce intellectual property rights that protect our business interests.

The term of individual patents depends upon the legal term of patents in the countries in which they are obtained. In most countries in which we file, including the United States, the patent term is generally 20 years from the earliest date of filing a non-provisional patent application, assuming the patent has not been terminally disclaimed over a commonly owned patent or a patent naming a common inventor, or over a patent not commonly owned but that was disqualified as prior art as the result of activities undertaken within the scope of a joint research agreement. In the United States, the term of a patent may also be eligible for patent term adjustment for delays within the United States Patent and Trademark Office (the USPTO). In addition, for patents that cover an FDA-approved drug, the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act), may permit a patent term extension of up to five years beyond the expiration of the patent. While the length of such patent term extension is related to the length of time the drug is under regulatory review, patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent per approved drug may be extended and only those claims covering the approved drug product, a method for using it or a method for manufacturing it may be extended. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek any available patent term extension to any issued patents we may be granted in any jurisdiction where such extensions are available; however, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

We also rely on trade secrets, know-how and confidential information relating to our programs to develop and maintain our proprietary position, and seek to protect and maintain the confidentiality of such items to protect aspects of our business that are not amenable to, or that we do not currently consider appropriate for, patent protection. Our trade secrets include, for example, certain program specific syntheses, manufacturing schema, formulations, biomarkers, patient selection strategies and certain aspects of our proprietary tri-complex technology platform. It is our policy to require our employees, consultants, contractors, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements prior to the commencement of employment or consulting relationships with us, and for employees, contractors and consultants to enter into invention assignment agreements with us. These agreements generally provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not to be disclosed to third parties except in specific circumstances. Where applicable, the agreements provide that all inventions to which the individual contributed as an inventor shall be assigned to us, and, as such, will become our property. There can be no assurance, however, that these agreements will be self-executing or otherwise provide meaningful protection or adequate remedies for our trade secrets or other proprietary information, including in the event of unauthorized use or disclosure of such information. We also seek to preserve the integrity and confidentiality of our trade secrets and confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in the measures we take to protect and preserve our trade secrets, such measures can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. For more information regarding the risks related to intellectual property, please see “Risk factors—Risks related to intellectual property.”

Our Program-Specific Patent Portfolio

Our patent portfolio is directed to small molecules, platform methodologies and related technology. We seek patent protection for product candidates, development programs and related alternatives by filing and prosecuting patent applications in the United States and other countries, as appropriate.

We own and, in some cases, co-own and exclusively license, patents and patent applications related to our RAS tri-complex inhibitors and related platform technology. Our patent portfolio related to this program consists of ownership rights to several patent families that include filings covering compositions of matter or methods of using our development candidates alone or in combination with certain other therapeutic agents, or aspects pertaining to our tri-complex approach to RAS inhibition. The issued patents, and any patents issuing from these patent applications are expected to expire between 2031 (for patents originating from the Warp Drive Bio portfolio) and 2043 (for patents originating from Revolution Medicines’ portfolio that did not originate from Warp Drive Bio), without accounting for potentially available patent term adjustments or extensions.

We own and co-own patents and patent applications related to our SHP2 development program. Our patent portfolio related to this program consists of several owned or co-owned patent families that include filings relating to compositions of matter or methods of using our development candidate, RMC-4630, alone or in combination with certain other therapeutic agents. The issued patents, and any patents issuing from these patent applications, are expected to expire between 2037 and 2043, without accounting for potentially available patent term adjustments or extensions.

We own or exclusively license from the Regents of the University of California on behalf of its San Francisco campus (UCSF) patents and patent applications related to our mTORC1 development program. Our patent portfolio related to this program consists of several patent families that include filings covering compositions of matter or methods of using our development candidate, RMC-5552, alone or in combination with certain other therapeutic agents. The issued patents, and any patents issuing from these patent applications, are expected to expire between 2035 and 2043, without accounting for potentially available patent term adjustments or extensions.

We also own patent applications related to our SOS1 development program. Our patent portfolio related to this program consists of ownership of several patent families that include filings relating to compositions of matter or methods of using our development candidate, RMC-5845, alone or in combination with certain other therapeutic agents. The issued patents, and any patents issuing from these patent applications, are expected to expire between 2040 and 2043, without accounting for potentially available patent term adjustments or extensions.

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, marketing and promotion, distribution, post-approval monitoring and reporting, sampling, and import and export of products, such as those we are developing. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Drug Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (the FDCA) and its implementing regulations. FDA approval is required before any new drug can be marketed in the United States. Drugs are also subject to other federal, state and local statutes and regulations. Failure to comply with applicable FDA or other requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA clinical holds, refusal to approve pending applications, withdrawal of an approval, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•
completion of extensive preclinical laboratory tests and animal studies, including safety and toxicity studies performed in accordance with applicable regulations, including the FDA’s Good Laboratory Practice (GLP) regulations;
•
manufacture of clinical drug supply in accordance with the FDA’s cGMP regulations for use in clinical studies;
•
submission to the FDA of an IND, which must become effective before human clinical studies may begin and must be updated annually or when certain changes or updates are made;
•
approval by an independent institutional review board (IRB) or ethics committee representing each clinical site before a clinical study may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with good clinical practice (GCP), regulations to establish the safety and efficacy of the product candidate for each proposed indication;
•
preparation of and submission to the FDA of a new drug application (NDA) after completion of all pivotal trials;
•
a determination by the FDA within 60 days of its receipt of an NDA to file the application for review;
•
satisfactory completion of an FDA advisory committee review, if applicable;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility(ies) where the product is manufactured to assess compliance with cGMP regulations, and of potential inspection selected clinical investigation sites to assess compliance with GCP;
•
payment of user fees for FDA review of the NDA; and
•
FDA review and approval of an NDA to permit commercial marketing of the product for its particular labeled uses in the United States.

Preclinical and Clinical Studies

Preclinical tests include laboratory (in vitro) evaluation of product chemistry, formulation and toxicity, as well as animal (in vivo) studies to assess the characteristics and potential safety and efficacy of the product candidate. The conduct of certain preclinical tests that provide safety and toxicological information must comply with certain federal regulations and requirements, including GLP. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls (CMC) and any available human data or literature to support use of the product in humans. An IND is a request for allowance from the FDA to administer an investigational product to humans and must become effective before clinical trials may begin. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

The central focus of an IND submission is on the general investigational plan and the protocol(s) for human studies. An IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical studies. In such a case, the IND may be placed on clinical hold, and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical studies can begin.

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

Clinical studies involve the administration of the investigational drug to human subjects under the supervision of qualified investigators in accordance with GCP, which include among other things, the requirement that all research subjects provide their informed consent for participation in each clinical study. Clinical studies are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated. A protocol for each clinical study and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical study site’s IRB before a study may be initiated at the site, and the IRB must monitor the study until completed. Sponsors of clinical trials generally must register and report ongoing clinical studies and clinical study results to public registries, including the website maintained by the U.S. National Institutes of Health, ClinicalTrials.gov.

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
•
Phase 3. The drug is administered to an expanded patient population, generally at geographically dispersed clinical study sites to generate enough data to statistically evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational product and to provide an adequate basis for product labeling.
•
Phase 4. In some cases, the FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical studies after approval. In other cases, a sponsor may voluntarily conduct additional clinical studies after approval to gain more information about the drug in the approved indication. Such post-approval studies are typically referred to as Phase 4 clinical studies.

The FDA, the IRB, other regulatory authorities or the clinical study sponsor may suspend or terminate a clinical study at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. The sponsor may also suspend or terminate a clinical study based on evolving business objectives and/or competitive climate.

Concurrent with clinical trials, companies may complete additional in vivo studies and develop additional information about the characteristics of the product candidate. Companies must also finalize a process for manufacturing the product in commercially applicable quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, must use validated methods for testing the product against specifications to confirm its identity, strength, quality and purity. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf life.

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

An NDA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s CMC and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational product to the satisfaction of the FDA.

The FDA reviews all submitted NDAs before it accepts them for filing. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information and is subject to payment of additional user fees. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. Under applicable performance goals established by the Prescription Drug User Fee Act (the PDUFA), the FDA endeavors to review applications subject to standard review within ten to twelve months, and to review applications subject to priority review within six to eight months, depending on whether the drug is a new molecular entity.

The FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, the FDA may inspect one or more clinical sites to assure that relevant study data were obtained in compliance with GCP requirements.

After the FDA evaluates the NDA and conducts any inspections of manufacturing facilities and/or clinical trial sites, it may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A complete response letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information, including additional clinical trials or other significant and time-consuming requirements related to clinical trials, nonclinical testing or manufacturing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA may ultimately decide that an application does not satisfy the regulatory criteria for approval.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, as a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (REMS) program to help ensure that the benefits of the drug outweigh its risks. If the FDA determines a REMS program is necessary during review of the application, the drug sponsor must agree to the REMS plan at the time of approval. A REMS program may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate healthcare providers of the drug’s risks, or other elements to assure safe use, such as limitations on who may prescribe or dispense the drug, dispensing only under certain circumstances, special monitoring and the use of patient registries. In addition, all REMS programs must include a timetable to periodically assess the strategy following implementation. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications.

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

Investigational drug products may be eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for frequent interactions with the review team during product development and, once an NDA is submitted, the application may be eligible for priority review. A fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product, including involvement of senior managers.

After an NDA is submitted for a product candidate, including a product candidate with a fast track designation and/or breakthrough therapy designation, the NDA may be eligible for priority review. An NDA is eligible for priority review if the product candidate has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition compared to marketed products. Depending on whether a drug contains a new molecular entity, priority review designation means the FDA’s goal is to take an action on the marketing application within six months of the 60-day filing date, compared with 12 months under standard review.

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled confirmatory clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit, and may require that such confirmatory trials are underway prior to granting any accelerated approval. The FDA may withdraw approval of a drug or an indication approved under accelerated approval if, for example, sponsor fails to conduct the confirmatory trial in a timely manner, or if the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.

Fast track designation, breakthrough therapy designation, priority review and accelerated approval do not change the scientific or medical standards for approval or the quality of evidence necessary to support approval, but they may expedite the development or review process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Orphan drug exclusivity also could block the approval of a product for seven years if a competitor obtains approval of the “same drug”, as defined, by the FDA or if a product candidate is determined to be contained within the approved product for the same disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease or condition for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Pediatric information and pediatric exclusivity

Under the Pediatric Research Equity Act (PREA), certain NDAs and certain supplements to an NDA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. Generally, the FDA requires that a sponsor that is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (iPSP), within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of a Phase 3 or Phase 2/3 study. The iPSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the iPSP. A sponsor can submit amendments to an agreed-upon iPSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

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

Post-approval requirements

Once an NDA is approved, a product will be subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to drug listing and registration, recordkeeping, periodic reporting, product sampling and distribution, adverse event reporting and advertising, marketing and promotion. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. While physicians may prescribe a product for uses in patient populations that are not described in the product’s approved labeling, or “off-label” uses, manufacturers may only promote a product for the approved indications and in accordance with the provisions of the approved label of such product. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of “off-label” uses, and a company that is found to have improperly promoted “off-label” uses may be subject to significant liability.

After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved NDA. In addition, quality-control, drug manufacture, packaging and labeling procedures must continue to conform to cGMP after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced and announced inspections by the FDA and these state agencies, during which the applicable agency inspects manufacturing facilities to assess compliance with cGMP requirements and other laws. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon manufacturers and their subcontractors. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. The FDA may withdraw approval of a product if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program.

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

Manufacturers also must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for “off-label” use, industry-sponsored scientific and educational activities and promotional activities involving the internet.

The FDA may also require post-approval studies and clinical trials if the FDA finds that scientific data, including information regarding related drugs, deem it appropriate. The purpose of such studies can include, among other things, assessments designed to evaluate a known serious risk or signals of serious risk related to the drug or to identify an unexpected serious risk when available data indicate the potential for a serious risk. The FDA may also require a labeling change if it becomes aware of new safety information that it believes should be included in the labeling of a drug.

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

Non-Clinical Studies and Clinical Trials

Similar to the United States, the various phases of non-clinical and clinical research in the European Union, or EU, are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of GLP as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (ICH), guidelines on Good Clinical Practices (GCP), as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation (CTR), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the EU Clinical Trials Directive required a separate clinical trial application (CTA), to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice (GMP). Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In order to market our product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a marketing authorization (MA). To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application (MAA). The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs.

•
“Centralized MAs” are issued by the European Commission through the centralized procedure based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency (EMA), and are valid throughout the EU. The centralized procedure is compulsory for certain types of medicinal products such as (i) medicinal products derived from biotechnological processes, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products (ATMPs) (such as gene therapy, somatic cell therapy and tissue engineered products) and (iv) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as cancer, HIV/AIDS, diabetes, neurodegenerative diseases or autoimmune diseases and other immune dysfunctions, and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Once the evaluation is finalized, the EMA sends the CHMP’s opinion to the European Commission which has (maximum) 67 days to adopt a legally binding decision and issue a MA.
•
“National MAs” are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for product candidates not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state. The timeframe to obtain national MAs varies depending on the concerned procedure. Under the mutual recognition procedure, the reference member state (where the medicinal product is already authorized) must prepare the assessment report within 90 days. The concerned member states have up to 90 days to recognize the decision of the reference member state, and approve the summary of product characteristics, labeling and packaging. Then, each member state has a 30-day period to grant the national MA. Under the decentralized procedure, the evaluation period is 120 days for the reference member state, followed by a 90-day period for the concerned member states to approve the summary of product characteristics, labeling and packaging. Then, each member state has a 30-day period to grant the national MA. In order to grant the MA, the EMA or the competent authorities of the EU member states make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.

Data and Marketing Exclusivity

In the EU, new products authorized for marketing (i.e., reference products) generally receive eight years of data exclusivity and an additional two years of market exclusivity upon MA. If granted, the data exclusivity period prevents generic and biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU.

The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial MA of the reference product in the EU. The overall ten-year market exclusivity period can be extended to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications, which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical or biological entity, and products may not qualify for data exclusivity.

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product can be designated as an orphan if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition; (2) either (a) such condition affects not more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from the orphan status, would not generate sufficient return in the EU to justify the necessary investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized for marketing in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition.

Orphan designation must be requested before submitting an MAA. An EU orphan designation entitles a party to incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of a MA, orphan medicinal products are entitled to ten years of market exclusivity for the approved indication, which means that the competent authorities cannot accept another MAA, or grant a MA, or accept an application to extend a MA for a similar medicinal product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan (PIP). No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The orphan exclusivity period may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan destination, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, MA may be granted to a similar product for the same indication at any time if: (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.

The aforementioned EU rules are generally applicable in the European Economic Area (EEA), which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Brexit and the Regulatory Framework in the United Kingdom

Since the end of the Brexit transition period on January 1, 2021, Great Britain (GB) (comprising England, Scotland and Wales) has not been directly subject to EU laws, but under the terms of the Ireland/Northern Ireland Protocol, EU laws generally apply to Northern Ireland. The EU laws that have been transposed into United Kingdom (UK) law through secondary legislation remain applicable in GB, but new legislation such as the (EU) CTR is not applicable in GB.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK. Since January 1, 2024, a new International Recognition procedure has been in place whereby the MHRA has been able to conduct targeted assessments of an MAA by recognizing approvals from trusted partner agencies such as the European Commission. Additionally, the ‘Unfettered Access Procedure’ enables an MA holder in Northern Ireland to seek recognition in GB.

The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials, which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The MHRA published its consultation outcome on March 21, 2023 in which it confirmed that it would update the existing legislation. The resulting legislative changes, which are yet to be published, will ultimately determine the extent to which the UK regulations align with the (EU) CTR. Under the terms of the Protocol on Ireland and Northern Ireland, provisions of the (EU) CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products currently apply in Northern Ireland.

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

The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), created additional federal civil and criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation.

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (defined to include physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse midwives) and teaching hospitals, and further requires applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members.

Similar state and local laws and regulations may also restrict business practices in the pharmaceutical industry, such as state anti-kickback and false claims laws, which may apply to business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-government third-party payors, including private insurers, or by patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; and state and local laws that require the registration of pharmaceutical sales representatives.

Violation of any of such laws or any other government regulations that apply may result in penalties, including, without limitation, civil and criminal penalties, damages, fines, additional reporting obligations, the curtailment or restructuring of operations, exclusion from participation in government healthcare programs and individual imprisonment.

Data privacy and Security

We may be subject to numerous federal, state and foreign laws, regulations that govern the collection, use, disclosure and protection of health-related and other personal information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts and can result in investigations, proceedings or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

In addition, third-party payors are increasingly reducing reimbursements for pharmaceutical products and services. The U.S. government and state legislatures have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical products, in addition to questioning their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product at all could reduce physician usage and patient demand for the product.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Pharmaceutical products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products and may also compete with imported foreign products. Furthermore, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication, will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available or that the third-party payors’ reimbursement policies will not adversely affect the ability of manufacturers to sell products profitably.

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the ACA), was signed into law, which substantially changed the way healthcare is financed by both government and private insurers in the United States. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers that sell certain “branded prescription drugs” to specified federal government programs; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, executive and congressional challenges to certain aspects of the ACA. In June 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which will remain in effect through 2032, with the exception of a temporary suspension that occurred from May 1, 2020 through March 31, 2022, absent additional congressional action. Moreover, there has recently been heightened government scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023) and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. In August 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated.

Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third-party payors and government authorities in reference pricing systems and publication of discounts and list prices.

We expect that additional state, federal and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal, state and foreign governments will pay for healthcare product candidates and services, which could result in reduced demand for our product candidates once approved or additional pricing pressures.

Employees and Human Capital Resources

As of December 31, 2023, we had 378 full-time employees, including 145 employees who have M.D. or Ph.D. degrees. Within our workforce, as of December 31, 2023, 308 employees were engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include meeting hiring goals, deepening our oncology and public company expertise, integrating new employees, and retaining, incentivizing and developing our existing employees. We provide competitive compensation and benefit programs, including competitive salaries, incentive programs, equity awards, an employee stock purchase plan, healthcare and insurance benefits. The principal purposes of our equity incentive programs are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and to align the interests of these individuals with those of our stockholders. We regularly review our compensation practices to support our employees, including evaluating innovative health and wellness programs to continue to respond to employee needs.

We are committed to creating an environment where diverse perspectives are encouraged and supported. This commitment is memorialized as one of our corporate core values (Inclusiveness and Fairness) and is brought to life for every employee during our cultural integration sessions for new hires and through an informal network of cultural champions that we foster. As of December 31, 2023, females represented 56% of our full-time employees, and 300 of our employees self-identified their race, of which 53% self-identified as an “underrepresented minority,” as this term is defined by Nasdaq rules.

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

On November 9, 2023, we completed the announced acquisition of EQRx, Inc., a Delaware corporation (EQRx), pursuant to an Agreement and Plan of Merger, dated as of July 31, 2023. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisition of EQRx, Inc”.

Our website address is www.revmed.com. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (the Exchange Act). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document or any other document that we file with or furnish to the SEC. The SEC maintains a site on the worldwide web that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

Since inception, we have incurred significant net losses. Our net losses were $436.4 million, $248.7 million and $187.1 million, for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $1,137.7 million. We have funded our operations to date primarily with proceeds from the sale of common stock and preferred stock and upfront payments and research and development cost reimbursement received under our collaboration agreement with Genzyme Corporation, an affiliate of Sanofi (the Sanofi Agreement). The Sanofi Agreement was terminated in June 2023, and Sanofi has no further reimbursement obligations post this termination. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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
•
seeking and obtaining marketing approvals for our product candidates;
•
launching and commercializing product candidates for which we obtain marketing approval by establishing a sales force, marketing, medical affairs and distribution infrastructure or, alternatively, collaborating with a commercialization partner;
•
achieving adequate coverage and reimbursement by third-party payors for our product candidates;
•
establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and the market demand for our product candidates, if approved;
•
obtaining market acceptance of our product candidates as viable treatment options, if approved;

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

Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate, including prior to a potential launch of any approved product candidate. Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration (the FDA), the European Medicines Agency (the EMA) or other regulatory agencies to perform clinical trials or studies in addition to those that we currently anticipate. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We are subject to various risks related to the acquisition of EQRx.

We completed the acquisition of EQRx, Inc. (EQRx) (the EQRx Acquisition) on November 9, 2023. Risks, contingencies and other uncertainties that could adversely affect our business, financial condition and results of operations following the acquisition, and any anticipated benefits of the acquisition, include:

•
the effect of the EQRx Acquisition on our ability to attract, motivate, retain and hire key personnel and maintain our relationships with suppliers, collaboration partners and others with whom we do business, or on our respective operating results and business generally;
•
the diversion of our management’s attention from our ongoing business operations;
•
the risk that the anticipated benefits of the EQRx Acquisition may otherwise not be fully realized; and
•
risks that restructuring costs and charges and other liabilities may be greater than anticipated or incurred in different periods than anticipated or that the wind-down of EQRx’s research and development portfolio will be more costly or take longer than anticipated.

We or EQRx may be targets of securities class action and derivative lawsuits related to the EQRx Acquisition which could result in substantial costs.

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

Preclinical studies, clinical trials and additional research and development activities will require substantial funds to complete. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $1,853.0 million. We have raised $1,271.4 million in underwritten public offerings, including our IPO in February 2020, net of underwriting discounts and commissions and offering expenses and have completed sales generating $122.1 million in net proceeds (after deducting commissions and expenses) pursuant to our at-the-market equity offering program with Cowen and Company, LLC (Cowen). The EQRx Acquisition added $1.1 billion to our working capital. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs and to prepare for their potential commercialization. If we are able to gain marketing approval for our product candidates, we will require significant additional amounts of cash in order to launch and commercialize our product candidates, if approved, to the extent that their launch and commercialization are not the responsibility of another collaborator that we may contract with in the future. In addition, other unanticipated costs may arise. Because the design and outcome of our current, planned and potential future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

The timing and amount of our future funding requirements depends on many factors, including:

•
the scope, progress, results and costs of researching and developing our product candidates and programs, and of conducting preclinical studies and clinical trials;
•
the timing of, and the costs involved in, obtaining marketing approvals for our product candidates if clinical trials are successful;
•
the cost of commercialization activities for any of our product candidates, whether alone or in collaboration, including marketing, sales and distribution costs if any product candidate is approved for sale;
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

We do not have any committed external source of funds or other support for our development efforts. We expect to finance our cash needs through a combination of the EQRx Acquisition, public or private equity offerings, debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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
•
the timing and cost to establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly with one or more collaborators;
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

Risks related to product development and regulatory process

We are early in our development efforts. Our business is dependent on the successful development of our current and future product candidates. If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval and ultimately commercialize any of our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts. Only certain of our product candidates are being evaluated in clinical trials whereas our other programs are in the preclinical stage. We have invested substantially all of our efforts and financial resources in the identification of targets and preclinical development of small molecules to treat cancer. The success of our business, including our ability to finance our company and generate revenue from products in the future, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. Our current product candidates, and any of our future product candidates, will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from product sales.

We have not previously submitted a new drug application (NDA) to the FDA or similar applications to a comparable foreign regulatory authority, for any product candidate. An NDA or other relevant regulatory application must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe and effective for each desired indication. The NDA or other relevant application must also include significant information regarding the chemistry, manufacturing and controls for the product. We cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval. Further, even if they are successful in clinical trials, our product candidates or any future product candidates may not receive regulatory approval. If we do not receive regulatory approvals for current or future product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market a product candidate, our revenue will depend, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights, as well as the availability of competitive products, whether there is sufficient third-party reimbursement and adoption by physicians.

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
•
allowance to proceed with clinical trials under Investigational New Drug applications (INDs) by the FDA or under comparable applications by comparable regulatory authorities for our planned clinical trials or future clinical trials;
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
•
the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates prior to or following any approval;
•
effectively competing with other therapies; and
•
obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors.

If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. If we do not receive marketing approvals for any product candidate we develop, we may not be able to continue our operations.

Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize our product candidates on a timely basis or at all, which would have an adverse effect on our business.

In order to obtain approval from the FDA or comparable foreign authorities to market a new small molecule product, we must demonstrate proof of safety and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned INDs in the United States. We cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA or foreign authorities will accept our proposed clinical programs or if the outcome of our preclinical studies will ultimately support further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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
•
delays in reaching a consensus with regulatory agencies on study design and obtaining regulatory allowance or authorization to commence clinical trials; and
•
obtaining sufficient quantities of starting materials, intermediate materials and our product candidates for use in preclinical studies and clinical trials from third-party suppliers on a timely basis.

Moreover, even if clinical trials do begin for our preclinical programs, our development efforts may not be successful, and clinical trials that we conduct or that third parties conduct on our behalf may not demonstrate sufficient safety or efficacy to obtain the requisite regulatory approvals for any of our product candidates. Even if we obtain positive results from preclinical studies or initial clinical trials, we may not achieve the same success in future trials.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA or other comparable regulatory authorities. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

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

In addition, our clinical trials will compete with approved therapies, including sotorasib and adagrasib, as well as other clinical trials for product candidates that are in the same therapeutic areas (and that seek to evaluate patients with cancer cells having the same mutations, particularly with patients having KRAS G12C or KRAS G12D mutations) as our current and potential future product candidates. This competition and competition with approved therapies will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to pursue a treatment regime using an approved therapy or enroll in a trial conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites. Moreover, because our current and potential future product candidates may represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our ongoing or any future clinical trials.

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

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

We are currently developing, and may in the future develop, our product candidates in combination with other therapies, which exposes us to additional risks.

The development of RMC-4630 has included combinations with Amgen’s KRAS(OFF) G12C inhibitor sotorasib, Mirati’s KRAS(OFF) G12C inhibitor adagrasib and Merck’s PD-1 inhibitor pembrolizumab, and we may in the future, develop our product candidates in combination with one or more approved cancer therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially. In addition, developing combination therapies using approved therapeutics, are doing and may continue to do for our product candidates, also exposes us to additional clinical risks, such as the requirement that we demonstrate the safety and efficacy of each active component of any combination regimen we may develop, including any incremental benefits associated with our product candidates, which may prove challenging.

We or our collaborators may also evaluate our current or future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States or with approved cancer therapies at an unapproved dose and/or schedule, and/or with approved cancer therapies in unapproved indications. For example, we have agreed to provide RMC-4630 to the Netherlands Cancer Institute to support its evaluation of RMC-4630 in combination with Eli Lilly’s ERK inhibitor LY3214996 and we are planning a clinical trial evaluating the combination of our compounds RMC-6236 and RMC-6291. We will not be able to market and sell any product candidate we develop in combination with any such cancer therapies, outside existing approved labels that do not ultimately obtain marketing approval.

If the FDA or similar regulatory authorities outside of the United States do not approve the drugs we choose to evaluate in combination with or any product candidate we develop or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, these drugs, we may be unable to obtain approval of or market or any product candidate we develop.

We face significant competition, and if our competitors develop and market products that are more effective, safer or less expensive than our product candidates, our commercial opportunities will be negatively impacted.

The life sciences industry is highly competitive. We are currently developing therapies that will compete, if approved, with other products and therapies that currently exist or are being developed. Products we may develop in the future are also likely to face competition from other products and therapies, some of which we may not currently be aware of. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other research institutions. Many of our competitors have significantly greater financial, manufacturing, marketing, product development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining marketing approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates obsolete. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or marketing approval or discovering, developing and commercializing products in our field before we do.

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

There are several programs in clinical development targeting KRAS G12C, including programs directed at KRAS(OFF) G12C being conducted by Amgen Inc., Betta Pharmaceuticals Co., Ltd., Bristol Myers Squibb, Chengdu Huajian Future Technology Co. Ltd., D3 BIO, Inc., Eli Lilly, GenEros Biopharma Ltd., Genhouse Bio Co. Ltd., Guangzhou BeBetter Medicine Technology Co., Ltd., HUYA Bioscience, Innovent Biologics, Inc. (licensed to Genfleet Therapeutics), InventisBio, Jacobio Pharmaceuticals Co. Ltd., Jiangsu Hansoh Pharmaceutical Group Co., Ltd., Merck, Sharpe & Dohme LLC, Novartis AG, Roche, Shanghai Junshi Biosciences Co., Ltd., Shanghai YingLi Pharmaceutical, Shouyao Holdings (Beijing) Co. Ltd. and Suzhou Zelgen Biopharmaceuticals. BridgeBio Pharma, Inc. has a KRAS(ON) G12C program in the clinic. There are also several clinical programs directed at KRAS G12D, including those being conducted by Astellas Pharma Inc., Bristol Myers Squibb, Incyte Corporation and Jiangsu Hengrui Pharmaceuticals Company Ltd. Other clinical programs directed at mutant RAS are being conducted, including those by Alaunos Therapeutics, Inc., Boehringer Ingelheim, Chugai Pharmaceutical Co., Ltd., Elicio Therapeutics, Gritstone bio, Inc., Moderna, Inc., Quanta Therapeutics, RasCal Therapeutics, Shanghai YingLi Pharmaceutical, Silenseed Ltd. and Targovax ASA. There are several programs in clinical development targeting SHP2, including those being conducted by Betta Pharmaceuticals Co., Ltd., Etern BioPharma (Shanghai) Co. Ltd., Genhouse Bio Co. Ltd., Hutchmed Ltd., HUYA Bioscience, InnoCare Pharma Ltd., Jacobio Pharmaceuticals Co. Ltd., Jiangsu Hansoh Pharmaceutical Group Co., Ltd., Nanjing Sanhome Pharmaceutical, Navire Pharma, Inc., a BridgeBio company (licensed to Bristol-Myers Squibb Company, Inc.), Novartis AG, Pfizer, Inc., Relay Therapeutics, Inc. (licensed to Roche), Shanghai Gopherwood Biotech Co., Ltd. and Shanghai Ringene Biopharma Co., Ltd. The above list includes corporate competitors that we are currently aware of and that are currently conducting clinical trials or marketing in geographies where we currently anticipate conducting clinical trials for our product candidates. However, companies operating in other geographies and smaller and other early-stage companies may also prove to be significant competitors. In addition, academic research departments and public and private research institutions may be conducting research on compounds that could prove to be competitive.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe effects, are more convenient, have a broader label, are marketed more effectively, are reimbursed or are less expensive than any products that we may develop. Our competitors also may obtain FDA, EMA or other marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if our product candidates achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness.

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

The time required to obtain approval by the FDA, the EMA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that none of our current or future product candidates will ever obtain regulatory approval.

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
•
the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA to the FDA or other submission or to obtain regulatory approval in the United States, the European Union (EU) or elsewhere;
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

This lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain regulatory approval to market any product candidate we develop. The FDA, the EMA and other comparable foreign authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any of our product candidates. Even if we believe the data collected from future clinical trials of our product candidates are promising, this data may not be sufficient to support approval by the FDA, the EMA or any other regulatory authority.

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

Further, we have not previously submitted an NDA to the FDA, or a Marketing Authorization Application (MAA) to the EMA. We cannot be certain that any of our programs will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

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

We may experience delays in completing our clinical trials or preclinical studies and initiating or completing additional clinical trials. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to complete these clinical trials on the timelines we expect or otherwise delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

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
•
delays in identifying, recruiting and training suitable clinical investigators
•
the number of patients required for clinical trials being larger than we anticipate;
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
•
patients or investigators not complying with our clinical trial protocols, particularly with respect to intermittent dosing, which we are evaluating for our product candidates;
•
subjects experiencing severe or serious unexpected drug-related adverse effects;
•
occurrence of serious adverse events in trials of the same class of agents conducted by other companies that could be considered similar to our product candidates;
•
selection of clinical endpoints that require prolonged periods of clinical observation or extended analysis of the resulting data;
•
our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
•
the supply or quality of materials for our product candidates or other materials necessary to conduct clinical trials may be insufficient or inadequate;
•
lack of adequate funding to continue a clinical trial, or costs being greater than we anticipate; and
•
our collaborators may delay the development process by waiting to take action or focusing on other priorities.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ethics committees of the institutions in which any such trial is being conducted, by the data safety monitoring board for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product, changes in government regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our product candidates.

Further, conducting clinical trials in foreign countries, as we may do for our future product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled subjects in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, and political and economic risks, including war, relevant to these foreign countries.

Principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with their services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of regulatory approval of one or more of our product candidates.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (CTR), which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduced a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR contemplates a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by the EU Clinical Trials Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third party service providers, such as our CROs, may impact our development plans.

The United Kingdom’s (UK) regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). However, in January 2022, the Medicines and Healthcare products Regulatory Agency (MHRA) launched an eight-week consultation on reframing the UK legislation for clinical trials with the aim to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK government published its response to the consultation in March 2023, confirming that it would bring forward changes to the legislation. These resulting legislative amendments will be closely watched and will determine how closely the UK regulations will be aligned with the CTR. Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the (EU) CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products apply in Northern Ireland. In February 2023, the UK Government and the European Commission reached a political agreement on the “Windsor Framework” which will revise the Protocol on Ireland/Northern Ireland in order to address some of the perceived shortcomings in its operation. Under the proposed changes, Northern Ireland would be reintegrated under the regulatory authority of the MHRA with respect to medicinal products. The implementation of the Windsor Framework will occur in various stages, with new arrangements relating to the supply of medicines into Northern Ireland due to take effect in 2025. A decision by the UK government not to closely align any new legislation with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries in the EU.

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

Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable or clinically unmanageable side effects could occur and cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. Any treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial, or could result in potential product liability claims.

For example, the safety data we have released for the RMC-6236-001 and RMC-6291-001 studies included adverse events (AEs), including serious adverse events (SAEs) and AEs that led to dose reduction.

Although our current and future product candidates will undergo safety testing to the extent possible and, where applicable, under such conditions discussed with regulatory authorities, not all adverse effects of drugs can be predicted or anticipated.

Unforeseen side effects could arise either during clinical development or, if such side effects are rarer, following approval or commercialization after exposure to additional patients. So far, we have not demonstrated that our product candidates are safe in humans, and we cannot predict if ongoing or future clinical trials will do so.

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

If any of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

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

Any current or future product candidate we may develop and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction, and it is possible that none of our current or future product candidates will ever obtain regulatory approval. We have no experience in submitting and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any of our product candidates may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023, and would, among other things, potentially reduce the duration of regulatory data protection and revise the eligibility for expedited pathways. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant long-term impact on the biopharmaceutical industry.

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

Future adverse events in oncology or the biopharmaceutical industry could also result in greater government regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our products. Any increased scrutiny could delay or increase the costs of obtaining marketing approval for our product candidates.

Even if we receive marketing approval of a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products, if approved.

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
•
restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;
•
fines, untitled and warning letters, or holds on clinical trials;
•
refusal by the FDA or comparable foreign authorities to approve pending applications or supplements to approved applications or suspension or revocation of approvals;
•
product seizure or detention, or refusal to permit the import or export of the product; and
•
injunctions or the imposition of civil or criminal penalties.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

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

If any current or future product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community to be a viable product. For example, current approved immunotherapies, and other cancer treatments like chemotherapy and radiation therapy, are well established in the medical community, and doctors may continue to rely on these therapies. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

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

Cancer therapies are sometimes characterized as first-line, second-line or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We expect to initially seek approval of our product candidates as a therapy for patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

The regulations that govern marketing approvals, pricing and reimbursement for new products vary widely from country to country. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing government control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, as the process is time-consuming and costly, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Additionally, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States, which may result in coverage and reimbursement for drug products that can differ significantly from payor to payor. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of existing laws that restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies.

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

We may fail to select or capitalize on the most scientifically, clinically and commercially promising or profitable drug candidates including mutant RAS(ON) targets.

We have limited technical, managerial and financial resources to determine which of our potential assets, including our RAS(ON) inhibitors should be advanced into further preclinical development, initial clinical trials, later-stage clinical development and potential commercialization. From our RAS(ON) inhibitors, we have selected RMC-6236, our RAS(ON) multi-selective inhibitor, RMC-6291, our RAS(ON) G12C-selective inhibitor and RMC-9805, inhibitor targeting KRAS(ON) G12D as the first candidates for clinical evaluation. In addition, we wound down EQRx’s research and development portfolio following the EQRx Acquisition. In making these prioritization decisions and selecting development candidates from our preclinical assets, we may make incorrect determinations. Our decisions to allocate our research and development, management and financial resources toward particular development candidates or therapeutic areas, including our planned pivotal trials, may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate development programs may also be incorrect and could cause us to miss valuable opportunities.

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

Complementary diagnostics and/or companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval, clearance or certification prior to commercialization. In addition, according to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. Companion diagnostics are developed in conjunction with clinical programs for the associated therapeutic product, and the FDA has generally required premarket approval of companion diagnostics for cancer therapies. The approval or clearance of a companion diagnostic as part of the therapeutic product’s further labeling limits the use of the therapeutic product to only those patients who express the specific characteristic, such as a biomarker, that the companion diagnostic was developed to detect.

If we, our partners, or any third parties that we engage to assist us, are unable to successfully develop complementary diagnostics and/or companion diagnostics for our product candidates and any future product candidates, or experience delays in doing so:

•
the development of our product candidates and any other future product candidates may be adversely affected if we are unable to appropriately select patients for enrollment in our clinical trials
•
we may be unable to obtain approval for any of our product candidates for which the FDA or foreign regulatory authority have determined a companion diagnostic is required; and
•
we may not realize the full commercial potential of our product candidates and any other future product candidates that receive marketing approval if, among other reasons, we are unable to appropriately identify, or it takes us longer to identify, patients who are likely to benefit from therapy with our products, if approved.

We may seek and fail to obtain fast track or breakthrough therapy designations for our current or future product candidates. If we are successful, these programs may not lead to a faster development or regulatory review process, and they do not guarantee we will receive approval for any product candidate.

If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for fast track designation. Specifically, drugs are eligible for fast track designation if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the application may be eligible for priority review. An NDA submitted for a fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, the FDA may reach a different conclusion and not grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind any fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

We may also seek breakthrough therapy designation for our product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, increased interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs and biologics designated as breakthrough therapies also receive the same benefits associated with fast track designation, including eligibility for rolling review of a submitted NDA, if the relevant criteria are met. Like fast track designation, breakthrough therapy designation is within the discretion of the FDA. Accordingly, even if we believe a product candidate we develop meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if a product candidate we develop qualifies as a breakthrough therapy, the FDA may later decide that the drug no longer meets the conditions for qualification and rescind the designation.

Jurisdictions where we may seek to pursue product candidates outside of the United States have processes similar to the breakthrough designation and fast track processes described above, and to the extent we desire to enter these markets, we will face similar risks and challenges as those described in the United States.

We may attempt to secure approval from the FDA through the use of the accelerated approval pathway. If we are unable to obtain this approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary regulatory approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw any accelerated approval we have obtained.

We may in the future seek accelerated approval for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit.

The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, in December 2022, President Biden signed an omnibus appropriations bill to fund the U.S. government through fiscal year 2023. The omnibus bill included the Food and Drug Omnibus Reform Act of 2022, which, among other things, provided FDA new statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Furthermore, if we decide to submit an application for accelerated approval for our product candidates, there can be no assurance that such application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

We may seek orphan drug designation for our product candidates, and we may be unsuccessful or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

As part of our business strategy, we may seek orphan drug designation for our product candidates. Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs or, in the EU, orphan medicinal products. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Similarly, in the EU, the European Commission grants orphan medicinal product designation after receiving the opinion of the EMA Committee for Orphan Medicinal Products on an orphan medicinal product designation application. Orphan medicinal product designation is intended to promote the development of medicines (1) that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions where (2) either (i) such conditions affect no more than 5 in 10,000 persons in the EU when the application is made, or (ii) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or if such method exists, the product would be a significant benefit to those affected). In the EU, orphan designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor.

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the disease or condition for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or foreign authorities from approving another marketing application for the same drug for the same disease or condition for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in the EU. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable such that market exclusivity is no longer justified.

We may be unsuccessful in obtaining orphan drug designation for our product candidates. In addition, even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different therapies can be approved for the same disease or condition. Even after an orphan drug is approved, the FDA or comparable foreign authorities can subsequently approve the same drug for the same disease or condition if the FDA or comparable foreign authorities conclude that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease or condition for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek orphan drug designation for applicable indications for our current and any future product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations, including marketing exclusivity.

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

The ongoing armed conflicts between Russia and Ukraine and Israel and Hamas and resulting actions could adversely affect our business, financial condition and results of operations.

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

Separately, in October 2023, the Hamas organization launched a series of coordinated attacks from the Gaza Strip onto Israel and thereafter Israel declared war on Hamas. The resulting armed conflict is ongoing and hostilities between Israel and Hamas could escalate and involve surrounding countries in the Middle East or beyond. Furthermore, following Hamas’s attack on Israel, the Houthi movement, which controls parts of Yemen, launched a number of attacks on marine vessels in the Red Sea. The Red Sea is an important maritime route for international trade. As a result of such disruptions, we may experience supply disruptions or other effects.

We are actively monitoring the situation in Ukraine and Russia and the conflict between Israel and Hamas and assessing its impact on our business, including our current and planned clinical operations, and our business partners and suppliers. Although we have not experienced material interruptions in our infrastructure, supplies, technology systems, or networks needed to support our operations, this conflict may limit our ability to include European or Middle Eastern sites as clinical trial locations in the future, and we may have to delay, reduce the scope of or suspend one or more of our clinical trials.

We cannot predict the progress or outcome of the military conflict in Ukraine, whether it will expand or its impacts in Ukraine, Russia, Europe, the United States or the rest of the world, or of the conflict in the Israel-Gaza regions and any potential increases in hostilities in the Middle East. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any such disruption may also magnify the impact of other risks described in Item 1A.

Healthcare legislative reform measures may significantly impact our business and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act (the ACA) was passed, which substantially changes the way healthcare is financed by both government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory cap on the Medicaid drug rebate, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price (AMP).

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. Most recently, in August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare beginning in 2026, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. In August 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated, and the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations, any resurgence of the virus or emergence of new variants may lead to further inspectional or administrative delays. If a prolonged government shutdown occurs or FDA experiences other delays, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions.

We are subject to stringent privacy laws, information security policies and contractual obligations governing the use, processing and transfer of personal information.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous federal, state and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials in the United States and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, or claims by third parties and damage to our reputation.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

Further, various states have implemented certain data privacy and security laws and regulations that impose restrictive requirements regulating the use and disclosure of health-related and other personal information. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, CCPA) requires certain businesses that process personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have been passed in other states, and are continuing to be proposed at the state and the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

The processing of personal data in the European Economic Area (EEA) is governed by the General Data Protection Regulation (GDPR). The GDPR imposes stringent requirements for controllers and processors of personal data. The GDPR applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals located in the EEA, or in the context of our activities within the EEA, such as in connection with any EEA clinical trials. The GDPR may impose additional obligations and liability in relation to the personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with its requirements. This may be onerous and may interrupt or delay our development activities. If we or our vendors fail to comply with the GDPR and the applicable national data protection laws of the EEA member states, or if regulators assert we have failed to comply with these laws, it may lead to regulatory enforcement actions, which can result in, among other things, monetary penalties of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the noncompliant undertaking for the preceding financial year, whichever is higher, and other administrative penalties. The GDPR also imposes strict rules on the transfer of personal data out of the EEA to the United States and other third countries that have not been found to provide adequate protection to such personal data, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (CJEU) states that reliance on the standard contractual clauses – a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism – alone may not necessarily be sufficient in all circumstances, and that transfers must be assessed on a case-by-case basis.

The European Commission adopted its Adequacy Decision in relation to the EU-U.S. Data Privacy Framework (DPF) in July 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We currently rely in part on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses, as relevant, to transfer personal data outside the EEA and the UK, including to the U.S. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the U.S. and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes, and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required timeframes.

We must also comply with the UK General Data Protection Regulation, which together with the UK Data Protection Act 2018, retains the GDPR in UK national law (collectively, the UK GDPR). The UK GDPR mirrors the fines under the GDPR, i.e. fines up to the greater of £17.5 million or 4% of global turnover of a noncompliant undertaking’s global annual revenue for the preceding financial year. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. We may incur liabilities, expenses, costs and other operational losses under the GDPR and privacy laws of the applicable EU and EEA Member States and the UK in connection with any measures we take to comply with them. As we continue to expand into other foreign countries and jurisdictions, we may also be subject to additional laws and regulations that may affect how we conduct business.

Compliance with U.S. and international data protection laws and regulations could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Penalties for violations of these laws vary and may be significant. Moreover, complying with these various laws could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. In addition, we rely on third-party vendors to collect, process and store data on our behalf and we cannot guarantee that such vendors are in compliance with all applicable data protection laws and regulations. Our or our vendors’ failure to comply with U.S. and international data protection laws and regulations could result in government investigations and enforcement actions (which could include civil or criminal penalties), private litigation and adverse publicity. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity.

Our business and operations, or those of our CROs or third parties, may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity, which could materially affect our business, results of operations and financial condition.

We receive, generate and store significant and increasing volumes of sensitive information, such as health-related information, clinical trial data, proprietary business information and the personal information of our employees and contractors (collectively, Confidential Information). We face a number of risks relative to protecting the information technology systems we rely on and this Confidential Information, including loss of access risk, inappropriate use or disclosure, inappropriate modification and the risk of our being unable to adequately monitor, audit and modify our controls over our Confidential Information. This risk extends to the information technology systems and information of any collaboration partners, medical institutions, clinical investigators, CROs, contract laboratories, or other third parties involved in our business. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and Confidential Information.

Despite the implementation of security measures, our information technology systems, as well as those of CROs or other third parties with which we have relationships, are vulnerable to attack, interruption and damage from computer viruses and malware (e.g., ransomware), malicious code, misconfigurations, “bugs” or other vulnerabilities, unauthorized access, natural and manmade disasters, terrorism, war and telecommunication and electrical failures, malfeasance by external or internal parties, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors and human error (e.g., social engineering, phishing). Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the technologies used to obtain unauthorized access to, or to sabotage or disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. We may not be able to anticipate all types of security threats, and, even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our and our service providers’ employees who are (and may continue to be) working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. The White House, the Securities and Exchange Commission (the SEC) and other regulators have also increased their focus on companies’ cybersecurity vulnerabilities and risks.

We, our CROs and certain of our service providers are, from time to time, subject to cyberattacks and security incidents. While we have not to our knowledge experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our or our critical third parties’ operations, it could result in delays and/or material disruptions of our research and development programs, our operations and ultimately, our financial results. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their information technology systems could also adversely impact our business. Further, due to the current political uncertainty involving Russia and Ukraine, there is an increased likelihood that the tensions could result in cyberattacks or cybersecurity incidents that could either directly or indirectly impact our or our critical third parties’ operations. To the extent that any disruption or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of Confidential Information, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material, we could incur liability due to delays in the development and commercialization of our product candidates or other business activities, and/ we may be exposed to reputational harm, litigation, regulatory investigations and enforcement, fines and penalties, or increased costs of compliance and system remediation.

Our existing general liability and cyber liability insurance policies may not cover, or may cover only a portion of, any potential claims related to security breaches to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage of any future claim. If the information technology systems of our CROs or other service providers fail, or become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

Risks related to reliance on third parties

We may depend on collaborations with other third parties for the development and commercialization of our product candidates in the future. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

In the future, we may form or seek other strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates.

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

We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for other collaborations will depend upon, among other things, our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the progress of our clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Further, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for future product candidates because they may be deemed to be at too early of a stage of development for collaborative effort, and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.

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

We rely on third parties to conduct the clinical trials for our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize our product candidates.

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

We, our collaborators and the other third parties involved in our clinical trials are required to comply with regulations and requirements, including GCP, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the competent authorities of the EU member states and comparable foreign regulatory authorities for any drugs in clinical development. The FDA and comparable foreign regulatory authorities enforce GCP requirements through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we, our collaborators or other third parties fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA or comparable foreign authorities may determine that any of our current or future clinical trials do not comply with GCP. In addition, our clinical trials must be conducted with product candidates produced under cGMP regulations and similar regulatory requirements outside the United States. Our failure or the failure of third parties to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process and could also subject us to enforcement action. We also are required to register certain ongoing clinical trials and provide certain information, including information relating to the trial’s protocol, on a United States government-sponsored database, ClinicalTrials.gov, within specific timeframes. Similar disclosure requirements may exist in foreign jurisdictions. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

We have participated and in the future may participate in clinical collaborations where a partner is responsible for the conduct of a clinical trial involving our product candidates. These collaborators may be commercial entities, such as Amgen’s Phase 1b trial evaluating the combination of RMC-4630 and the KRAS(OFF) G12C inhibitor sotorasib in Amgen’s CodeBreaK 101c study, Sanofi’s Phase 1/2 trial evaluating the combination of RMC-4630 and Merck’s PD-1 inhibitor pembrolizumab and the Phase 1/2 study of RMC-4630 in combination with Mirati Therapeutics’ KRAS(OFF) G12C inhibitor, adagrasib, or investigator-sponsored or initiated studies that use our product candidates, such as the Netherlands Cancer Institute's study of the combination of RMC-4630 with Eli Lilly’s investigational ERK inhibitor (LY3214996) and UCSF’s Phase 1/1b trial of RMC-5552. Although we intend to design the clinical trials for our product candidates, or be involved in the design when other parties sponsor the trials, because these collaborators will have primary responsibility for the conduct of these trials, many important aspects of our clinical development for these trials, including their conduct and timing, is outside of our direct control.

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

Some of our third-party suppliers are currently our sole source of drug supplies (including key starting and intermediate materials) and as a result an issue with one of these suppliers may impact our development or commercial plans. Our use of new third-party manufacturers or suppliers increases the risk of delays in production or insufficient supplies of our product candidates (and the key starting and intermediate materials for such product candidates) as we transfer our manufacturing technology to these manufacturers or suppliers and as they gain experience manufacturing or producing our product candidates (and the key starting and intermediate materials for these product candidates).

Even after a third-party manufacturer has gained significant experience in manufacturing our product candidates (or the key starting and intermediate materials for such product candidates), or even if we believe we have succeeded in optimizing the manufacturing process, there can be no assurance that such manufacturer will produce sufficient quantities of our product candidates (or the key starting and intermediate materials for such product candidates) in a timely manner or continuously over time, or at all.

We may be delayed if we need to change the manufacturing process used by a third party. Further, if we change an approved manufacturing process, then we may be delayed if the FDA or a comparable foreign authority needs to review the new manufacturing process before it may be used.

We do not currently have any agreements with third-party manufacturers for long-term commercial supply. In the future, we may be unable to enter into agreements with third-party manufacturers for commercial supplies of any of our product candidates, or may be unable to do so on acceptable terms. Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails risks, including:

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

Additionally, in January 2024, there was congressional activity, including the introduction of the BIOSECURE Act (H.R. 7085) in the House of Representatives and a substantially similar Senate bill (S.3558). If these bills became law, or similar laws are passed, they would have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We do business with companies in China and it is possible some of our contractual counterparties could impacted by the legislation described above.

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

Our future relationships with customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act (FCA), which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any products for which we obtain marketing approval. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under the Medicare and Medicaid programs or other federal healthcare programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;
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
•
the Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•
analogous or related foreign, state or local laws and regulations, including anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-government third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office (the USPTO) or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others, or other proceedings in the USPTO or applicable foreign offices that challenge priority of invention or other features of patentability. An adverse determination in any such submission, proceeding or litigation could result in loss of exclusivity or freedom to operate, patent claims being narrowed, invalidated or held unenforceable, in whole or in part, or limits of the scope or duration of the patent protection of our product candidates, all of which could limit our ability to stop others from using or commercializing similar or identical product candidates or technology to compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates, or could negatively impact our ability to raise funds necessary to continue our research programs or clinical trials. Such proceedings also may result in substantial costs and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

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

Filing, prosecuting, maintaining, defending and enforcing patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws and enforcement practices of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. The current conflict between Russia and Ukraine may also make it difficult or impossible to continue to prosecute patent applications or maintain patents in those countries or other affected territories. For example, in March 2022, a decree was adopted by the Russian government allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may export otherwise infringing products to territories where we have patent protection, but enforcement rights are not as strong as those in the United States. These products may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of some countries do not favor the enforcement or protection of patents, trade secrets and other intellectual property, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. We may need to share our trade secrets and proprietary know-how with current or future partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. Proceedings to enforce our intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful.

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

Obtaining and enforcing patents in the pharmaceutical industry is inherently uncertain, due in part to ongoing changes in the patent laws. For example, in the United States, depending on decisions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents and interpretation thereof, could change in ways that could weaken our and our licensors’ or collaborators’ ability to obtain new patents or to enforce existing or future patents, or that affect the term of our or our licensors’ or collaborators’ patents. For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Therefore, there is increased uncertainty with regard to our and our licensors’ or collaborators’ ability to obtain patents in the future, as well as uncertainty with respect to the value of patents once obtained.

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

On June 1, 2023, the European Patent Package (the EU Patent Package) regulations were implemented with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (the UPC), for litigation involving European patents. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, by default automatically fall under the jurisdiction of the UPC. The UPC provides our competitors with a new forum to centrally revoke our European patents, and allows for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies provided by the UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. We have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits, if any, of the new unified court.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated if we fail to comply with these requirements.

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

Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability or priority. A court of competent jurisdiction could hold that third-party patents asserted against us are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize any of our product candidates and any other product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of a U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of a U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, and we are unsuccessful in demonstrating that these rights are invalid or unenforceable, we could be required to obtain a license from such a third party in order to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties and other fees, redesign our infringing product candidate or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

We may be subject to claims by third parties asserting that we or our employees have infringed upon, misappropriated or otherwise violated their intellectual property rights, or claiming ownership of what we regard as our own intellectual property.

Many of our employees were previously employed at other biotechnology or pharmaceutical companies, and our consultants and advisors may work for other biotechnology or pharmaceutical companies in addition to us. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any of these individuals’ former or concurrent employers or clients. We may also be subject to claims that patents and applications we have filed to protect inventions of our employees, consultants and advisors, even those related to one or more of our product candidates, are rightfully owned by their former or concurrent employer. Litigation may be necessary to defend against these claims.

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

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes that arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. While it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning this intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential collaborators or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources.

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

We currently do not have a marketing or sales organization. In order to commercialize any product, if approved, in the United States and foreign jurisdictions, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In advance of any of our product candidates receiving regulatory approval, we expect to establish a sales organization with technical expertise and supporting distribution capabilities to commercialize each such product candidate, which will be expensive and time-consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates.

We will need to increase the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2023, we had 378 full-time employees, including 308 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we operate as a public company, we expect to need additional managerial, research and development, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize any of our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

We have in the past engaged and may in the future engage in strategic transactions; these transactions could affect our liquidity, dilute our existing stockholders, increase our expenses and present significant challenges in focus and energy to our management or prove not to be successful.

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of intellectual property, products or technologies. For example, in October 2018, we acquired all of the outstanding shares of Warp Drive Bio, which became our direct wholly owned subsidiary and in November 2023, we completed the EQRx Acquisition.

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

Our corporate headquarters and other facilities are located in the San Francisco Bay Area, which in the past has experienced both severe earthquakes, wildfires and flooding. We do not carry earthquake insurance. Earthquakes, wildfires or other natural disasters could severely disrupt our operations, and negatively impact our business.

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

We are exposed to the risk that our employees, independent contractors, vendors, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA or comparable foreign regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the United States and abroad; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, and curtailment of our operations.

Risks related to our common stock and warrants

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

In addition, stock markets with respect to public companies, particularly companies in the biotechnology industry, have experienced significant price and volume fluctuations that have affected and continue to affect, the stock prices of these companies. Stock prices of many companies, including biotechnology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. In the past, companies that have experienced volatility in the trading price of their securities have been subject to securities class action litigation.

An active and liquid market for our common stock may not be sustained.

Our common stock is currently listed on the Nasdaq Global Select Market under the symbol “RVMD”. The price of our common stock may vary, and an active and liquid market in our common stock may not be sustained. The lack of an active market may impair the value of your shares, your ability to sell your shares at the time you wish to sell them and the prices that you may obtain for your shares. An inactive market may also impair our ability to raise capital by selling our common stock and our ability to acquire other companies, products or technologies by using our common stock as consideration.

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

As of December 31, 2023, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 7.3% of our outstanding common stock. As a result, these stockholders, if they act together, may be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

•
delaying, deferring or preventing a change of control of us;
•
impeding a merger, consolidation, takeover or other business combination involving us; or
•
discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline.

As of December 31, 2023, 21.9 million shares of common stock that are either subject to outstanding options or restricted stock units reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, as of December 31, 2023, holders of approximately 2.1 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could impact the market price of our common stock.

There is no guarantee that the warrants will ever be in the money, and they may expire worthless.

The warrants entitle registered holders to purchase 0.1112 shares of our common stock at an exercise price of $11.50 per such fractional share of common stock. There is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants could expire worthless.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then-outstanding warrants. As a result, the exercise price of a holder’s warrants could be increased, the exercise period could be shortened and the number of shares of our common stock purchasable upon exercise of a warrant could be decreased, all without the approval of that warrant holder.

Our warrants were issued in registered form under a Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and EQRx, Inc. Following the EQRx Acquisition, the warrants became exercisable for shares of our common stock, and we appointed Equiniti Trust Company, LLC as the warrant agent. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may only amend the terms of the warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding warrants approve of the amendment, including to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a warrant.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

We have the ability to redeem our outstanding public warrants at any time prior to their expiration (A) at a price of $0.01 per public warrant; provided that the last reported sales price of our common stock equals or exceeds $161.87 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give notice of such redemption to the public warrant holders and provided certain other conditions are met, and (B) at a price of $0.10 per public warrant; provided that (i) holders will be able to exercise their public warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of the common stock, (ii) if the last reported sales price of Common Stock equals or exceeds $89.93 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a public warrant as described in the “Description of Securities” filed as Exhibit 4.3 hereto under the heading “Public warrants — Anti-dilution Adjustments”) for any 20 trading days within the 30-trading day period ending three trading days before we send the notice of redemption to the public warrant holders, (iii) if the closing price of our common stock for any 20 trading days within a 30-trading day period ending three trading days before we send the notice of redemption to the public warrant holders is less than $161.87 per share (as adjusted), the private warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants and (iv) provided certain other conditions are met. A redemption in accordance with (B) above may result in public warrant holders having to exercise the public warrants at a time when they are out-of-the-money or receive nominal consideration from the Company for them.

The terms of the private warrants are substantially the same as to the public warrants; provided, that, except as described above in the discussion of the redemption of public warrants when the price per share of our common stock equals or exceeds $89.93, the private warrants are exercisable on a cashless basis and are non-redeemable for cash so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants are redeemable by the Company and exercisable by such holders on the same basis as the public warrants. Please see Exhibit 4.3 “Description of Securities — Warrants — Public Warrants” for additional information.

If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force the warrant holders: (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants; or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes has been limited by “ownership changes” and may be further limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of our public offerings or other changes in our stock ownership (some of which are not in our control). Use of our federal and state net operating loss carryforwards has been limited as a result of ownership changes and could be further limited if we experience additional ownership changes.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any state law derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, any action to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause or causes of action under the Securities Act. Such provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such a complaint and any other professional or entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

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

To date, we have primarily financed our operations through the sale or issuance of preferred stock and common stock, upfront payments and research and development cost reimbursement received in connection with our prior collaboration with Sanofi and the EQRx Acquisition. We will be required to seek additional funding in the future and may do so through a combination of public or private equity offerings, debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional funds by issuing equity securities, our stockholders may suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. For example, the EQRx Acquisition, an all-stock transaction pursuant to which we issued shares of our common stock according to a blended formula, resulted in substantial dilution to our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities would receive any distribution of our corporate assets. Attempting to secure additional financing may also divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

Litigation, including proceedings related to intellectual property claims, could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings, including proceedings related to intellectual property claims, may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. As noted above, some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. In the case of intellectual property litigation, uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize our product candidates, if approved.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

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

We maintain the majority of our cash and cash equivalents in accounts at banking institutions in the United States that we believe are of high quality. Cash held in these accounts may exceed the FDIC insurance limits. If these banking institutions were to fail, we could lose all or a portion of amounts held in excess of these insurance limitations. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all.

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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (the Exchange Act), and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Select Market and the rules of the SEC require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

As a public company, we are subject to Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting.

In order to provide the reports required by these rules we must conduct reviews and testing of our internal controls. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. In order to report our results of operations and financial statements on an accurate and timely basis, we will depend on third-party vendors to provide timely and accurate notice of their costs to us. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares and warrants from the Nasdaq Global Select Market or other adverse consequences.

If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.

We have issued in the past, and may from time to time issue, additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, on November 10, 2021, we entered into a sales agreement with Cowen to sell shares of common stock, from time to time, with aggregate gross sales proceeds of up to $250.0 million, through an at-the-market equity offering program under which Cowen acts as our sales agent. As of December 31, 2023, we have completed sales totaling $125.2 million in gross proceeds pursuant to this program. After deducting commissions and expenses of $3.1 million, net proceeds to us were $122.1 million. In addition, in November 2023, we completed the EQRx Acquisition, which was an all-stock transaction pursuant to which we issued shares of our common stock according to a blended formula, resulting in substantial dilution to our stockholders. If we in the future issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

If securities analysts do not continue to publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock relies, in part, on the research and reports that industry or financial analysts publish about us or our business. If few analysts publish research or reports about us, the trading price of our stock would likely decrease. If one or more of the analysts covering our business downgrades their evaluations of our stock, the price of our stock could decline. If one or more of these analysts ceases to cover our stock, we could lose visibility in the market for our stock, which, in turn, could cause our stock price to decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

Our cybersecurity program is designed to align with industry standards and best practices for similarly situated companies in our industry and at our stage of development, and includes benchmarking against standards such as the National Institute of Standards and Technology Cybersecurity Framework (the NIST CSF). This does not imply that we meet any particular technical standards, specifications or requirements, only that we use the NIST CSF as a guide to help us identify, assess and manage cybersecurity risks relevant to our business. We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through periodic vulnerability scans, penetration tests and threat intelligence feeds. We use various tools and methodologies to manage cybersecurity risk that are tested on a periodic cadence.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational and financial risk areas.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services and our broader enterprise IT environment;

•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training that is provided to our employees and contractors, including those who are involved in incident response];
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
assessment of cybersecurity risks posed by third parties, including current and potential collaborators, service providers, suppliers, vendors and other contractual counterparties, in each case, to the extent they have access to our critical systems or information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us. For more information, see the section titled “Risk Factor— Risks related to product development and regulatory process— Our business and operations, or those of our CROs or third parties, may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity, which could materially affect our results”.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

The Audit Committee receives scheduled annual reports from management on our cybersecurity risks, our cybersecurity risk management program and other cybersecurity-related educational topics. In addition, management updates the Audit Committee as necessary, regarding other cybersecurity incidents, including any material cybersecurity incidents.

The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management as necessary regarding cybersecurity.

Our management team, including our Chief Information Officer and VP, Head of Information Security, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Chief Information Officer and VP, Head of Information Security have more than 40 years of combined experience in the field of information technology.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from government, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties.

Our corporate headquarters is located in Redwood City, California, where we lease and occupy approximately 142,800 square feet of office and laboratory space. The term of our Redwood City lease expires in December 2035.

Our lease of approximately 22,000 square feet of office and laboratory space in Cambridge, Massachusetts, which was subleased to Casma Therapeutics, Inc. expired in February 2023.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market price of common stock

Our common stock and public warrants are listed on the Nasdaq Global Select Market under the symbols “RVMD” and “RVMDW”, respectively. Prior to February 13, 2020, there was no public trading market for our common stock.

As of February 21, 2024, there were 100 holders of record of our common stock and 5 holders of record of our public warrants. We believe the actual number of holders of our common stock is greater than the number of record holders included herein as this number does not include holders whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock performance graph

This graph is not “soliciting material” or deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Revolution Medicines, Inc. under the Securities Act of 1933, as amended (the Securities Act), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on February 13, 2020 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2023. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Recent sales of unregistered securities

None.

Issuer Purchases of Equity Securities

None.

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

Overview

We are a clinical-stage precision oncology company developing novel targeted therapies for RAS-addicted cancers. We possess sophisticated structure-based drug discovery capabilities built upon deep chemical biology and cancer pharmacology know-how and innovative, proprietary technologies that enable the creation of small molecules tailored to unconventional binding sites. Guided by our understanding of genetic drivers and adaptive resistance mechanisms in cancer, we deploy precision medicine approaches to inform innovative monotherapy and combination regimens.

Our research and development pipeline comprises RAS(ON) inhibitors that bind directly to RAS variants, which we refer to as RAS(ON) Inhibitors, and RAS companion inhibitors that target key nodes in the RAS pathway or associated pathways, which we refer to as RAS Companion Inhibitors. Our RAS(ON) Inhibitors are designed to be used as monotherapy, in combination with other RAS(ON) Inhibitors and/or in combination with RAS Companion Inhibitors or other therapeutic agents. Our RAS Companion Inhibitors are designed primarily for combination treatment strategies centered on our RAS(ON) Inhibitors.

RAS(ON) Inhibitors

Our RAS(ON) Inhibitors are based on our proprietary tri-complex technology platform, which enables a highly differentiated approach to inhibiting the active, GTP-bound form of RAS, which we refer to as RAS(ON). We are developing a portfolio of compounds that we believe are the first and only RAS(ON) Inhibitors to use this mechanism of action. We believe that direct inhibitors of RAS(ON) suppress cell growth and survival and are less susceptible to adaptive resistance mechanisms recognized for RAS(OFF) Inhibitors. We are evaluating our RAS(ON) Inhibitors alone and in combination with other drugs and investigational drug candidates, including with other RAS(ON) Inhibitors in RAS(ON) Inhibitor doublet regimens.

We are advancing a deep pipeline of RAS(ON) Inhibitors, including both our innovative RAS(ON) multi-selective inhibitor (RMC-6236) and a series of mutant-selective inhibitors (led by RMC-6291 and RMC-9805). Together, we consider these three development-stage candidates as the first wave of RAS(ON) inhibitors that we are advancing through clinical development.

RMC-6236

RMC-6236, our RAS(ON) multi-selective inhibitor, is designed as an oral, RAS-selective tri-complex inhibitor of multiple RAS(ON) variants containing cancer driver mutations at all three of the major mutation hotspot positions, G12, G13, and Q61. RMC-6236 inhibits all three major RAS isoforms, suppressing the mutant cancer driver and cooperating wild-type RAS proteins.

A monotherapy dose-escalation Phase 1/1b study of RMC-6236, which we refer to as the RMC-6236-001 study, is ongoing. On October 13, 2023, we reported updated interim safety, pharmacokinetic (PK) and circulating tumor DNA (ctDNA) data from the RMC-6236-001 study as of a September 11, 2023 data cut-off date. These data demonstrated that RMC-6236 was generally well tolerated across dose levels in patients with solid tumors. These data also demonstrated dose-dependent increases in exposure at a steady state with minimal accumulation after repeated daily oral dosing, which we believe is compatible with once-daily dosing. Reductions in ctDNA variant allele frequency were observed for multiple KRAS-mutated alleles in multiple tumor types, indicative of anti-tumor activity by RMC-6236.

On October 22, 2023, we reported updated interim safety and anti-tumor activity data for dose levels of 80 mg daily and above from the RMC-6236-001 study as of an October 12, 2023 data cut-off date. These data demonstrated that RMC-6236 was generally well tolerated across the dose levels analyzed as of the cut-off date. These data also demonstrated preliminary evidence of clinical activity in non-small cell lung cancer (NSCLC) patients and pancreatic ductal adenocarcinoma (PDAC) patients.

On January 9, 2024, we reported that, with additional follow-up after the October 2023 data reports described above, the profile of RMC-6236 remained relatively consistent with the description in the October 2023 reports, the objective response rate (ORR) for both NSCLC and PDAC patients had improved, and the disease control rate (DCR) remained consistent.

We currently expect to disclose updated clinical safety, tolerability and activity data from the RMC-6236-001 study for patients with NSCLC and for patients with PDAC in the second half of 2024. We also currently expect to disclose initial data from

Phase 1 expansion cohorts in the RMC-6236-001 study in tumor types beyond NSCLC and PDAC and genotypes beyond KRAS G12X in the second or third quarter of 2024.

We are also evaluating RMC-6236 in a series of combination regimens. We are conducting an open-label Phase 1b/2 platform study evaluating our RAS(ON) Inhibitors in combination with standard(s) of care in advanced NSCLC patients, which we refer to as the RMC-LUNG-101 study. There are currently two ongoing subprotocols under RMC-LUNG-101, one evaluating our RAS(ON) G12C inhibitor, RMC-6291, which we refer to as the RMC-LUNG-101A, and one evaluating RMC-6236, which we refer to as the RMC-LUNG-101B study. RMC-LUNG-101B is a Phase 1b/2 dose exploration and dose expansion study evaluating RMC-6236 in combination with pembrolizumab, with or without chemotherapy, in patients with RAS-mutated NSCLC. We currently expect to disclose initial clinical PK, safety, tolerability and activity data from the RMC-LUNG-101B study in the second half of 2024.

We are also conducting an open-label Phase 1b clinical trial of RMC-6291 in combination with RMC-6236, which we refer to as the RMC-6291-101 study. This study is ongoing, and we currently expect to disclose initial clinical PK, safety, tolerability and activity data in the second half of 2024.

Planning is also underway for one or more combination clinical trials for RMC-6236 with standard of care therapies in first-line treatment settings.

We are planning a global randomized Phase 3 trial comparing RMC-6236 against docetaxel in patients with RAS-mutated NSCLC who have been treated with immunotherapy and platinum-containing chemotherapy. The study design for this planned trial is subject to change based on regulatory authority feedback. We currently expect to initiate this study in the second half of 2024.

We are also planning a global randomized Phase 3 trial comparing RMC-6236 against a physician’s choice of chemotherapy regimens in patients with previously treated RAS-mutated PDAC. The study design for this planned trial is subject to change based on regulatory authority feedback. We currently expect to initiate this study in the second half of 2024.

RMC-6291

RMC-6291 is designed as a RAS(ON) oral tri-complex G12C-selective inhibitor. It is designed to exhibit subnanomolar potency for suppressing RAS pathway signaling and growth of RAS G12C-bearing cancer cells and is engineered to be highly selective for RAS G12C over wild-type RAS and other cellular targets. RMC-6291 is designed to be differentiated from first-generation KRAS(OFF) G12C inhibitors, which sequester the KRAS(OFF) G12C form, by its mechanism of directly inhibiting the RAS(ON) G12C form.

A monotherapy dose-escalation Phase 1b study of RMC-6291, which we refer to as the RMC 6291-001 study, is ongoing.

On October 13, 2023, we reported interim preliminary safety and anti-tumor data from the RMC-6291-001 study as of an October 5, 2023 data cut-off date. The data demonstrated that RMC-6291 was generally well tolerated across dose levels. These data also demonstrated preliminary evidence of clinical activity in patients with KRAS G12C NSCLC previously treated with, or naïve to, a KRAS(OFF) G12C inhibitor and preliminary evidence of clinical activity in patients with KRAS G12C colorectal cancer (CRC) who were naïve to treatment with a KRAS(OFF) G12C inhibitor. We observed that RMC-6291 was orally bioavailable and demonstrated dose-dependent pharmacokinetics and that reduction in ctDNA of the KRAS G12C allele across doses was correlated with clinical response. We believe these data provide preliminary evidence of clinically meaningful differentiation of RMC-6291 from KRAS(OFF) G12C inhibitors.

On January 9, 2024, we reported that relative to the October 13, 2023 report, profile of RMC-6291 in the RMC-6291-001 study had remained relatively stable. We continue dosing patients at a 200 mg BID dose.

As discussed above in the “RMC-6236” section, we are evaluating RMC-6291 in the RMC-LUNG-101A study, which is a Phase 1b/2 dose exploration and dose expansion study evaluating RMC-6291 in combination with pembrolizumab, with or without chemotherapy, in patients with RAS-mutated NSCLC. We currently expect to disclose initial clinical PK, safety, tolerability and activity data from the RMC-LUNG-101A study in the second half of 2024.

As also discussed above in the “RMC-6236” section, we are conducting an open-label Phase 1/1b clinical trial of RMC-6291 in combination with RMC-6236, which we refer to as the RMC-6291-101 study.

RMC-9805

RMC-9805 is designed as a RAS(ON) oral tri-complex G12D-selective inhibitor. It is designed to exhibit low nanomolar potency for suppressing RAS pathway signaling and growth of RAS G12D-bearing cancer cells and is engineered to covalently inactivate RAS G12D irreversibly.

A monotherapy dose-escalation Phase 1/1b trial of RMC-9805, which we refer to as the RMC-9805-001 study, is ongoing.

On January 9, 2024, we reported that, based on our observations of interim data from the RMC-9805-001 study, RMC-9805 demonstrated oral bioavailability in patients, exhibiting PK consistent with expectations from preclinical data. We also reported that the compound had cleared several dose levels and that we observed favorable tolerability results with no dose-limiting toxicities reported, and that a recommended Phase 2 dose and schedule was not yet reached.

We currently expect to disclose initial clinical PK, safety, tolerability and activity data from the RMC-9805-001 study in the second half of 2024.

Additional RAS(ON) Inhibitors

Beyond this first wave of RAS(ON) Inhibitors, we have other RAS(ON) Inhibitor compounds currently in our research and development pipeline, including the development candidates RMC-5127 (G12V), RMC-0708 (Q61H) and RMC-8839 (G13C). We are also pursuing pipeline expansion programs focused on G12R and other targets.

RAS Companion Inhibitors

RMC-4630

Our RAS Companion Inhibitor RMC-4630 is designed as a potent and selective inhibitor of SHP2.

Amgen is currently evaluating RMC-4630 in a Phase 1b study in combination with Amgen’s KRAS(OFF) G12C agent sotorasib (LUMAKRAS®) in Amgen’s CodeBreaK 101c study.

We and Sanofi, our former SHP2 development partner, sponsored several additional studies involving RMC-4630, all of which are being wound down.

The combination of RMC-4630 with an ERK inhibitor in patients with pancreatic cancer is being evaluated as part of an investigator-sponsored study by the Netherlands Cancer Institute.

We have no immediate plans for further development of RMC-4630, but we believe this compound remains an option for potential evaluation in combination regimens.

RMC-5552

Our RAS Companion Inhibitor RMC-5552 is designed as a selective inhibitor of mTORC1 signaling in tumors. We are evaluating RMC-5552 as a monotherapy in a Phase 1 study, which we refer to as the RMC-5552-001 study, and we may evaluate RMC-5552 in combination with RAS(ON) Inhibitors for patients with cancers harboring a RAS mutation and co-occurring mutations in the mTOR signaling pathway.

We reported additional interim data from the ongoing dose-escalation portion of the RMC-5552-001 study in October 2023.

We are supplying RMC-5552 to the Regents of the University of California on behalf of its San Francisco campus (UCSF) for an investigator-initiated Phase 1/1b trial by UCSF of RMC-5552 in patients with recurrent glioblastoma.

RMC-5845

Our RAS Companion Inhibitor RMC-5845 targets SOS1, a protein that plays a key role in converting RAS(OFF) to RAS(ON) in cells. RMC-5845 is intended for select combination therapies for certain genetically defined tumors. This compound is ready for preparation of an IND application based on our preclinical development. We have no plans for further development of RMC-5845 at this time based on our current understanding that it may not offer an advantage over RMC-6236.

Acquisition of EQRx, Inc.

On November 9, 2023 (the Closing Date), we completed the acquisition of EQRx, Inc. (the EQRx Acquisition), pursuant to the Agreement and Plan of Merger, dated as of July 31, 2023 (the Merger Agreement). Pursuant to the Merger Agreement, EQRx, LLC survived as our wholly owned subsidiary.

On the Closing Date, each share of EQRx, Inc. common stock issued and outstanding immediately prior to the completion of the EQRx Acquisition was converted into the right to receive 0.1112 shares of our common stock. Outstanding stock options, restricted stock units and restricted stock awards of EQRx, Inc. were also converted into our common stock subject to the terms of the Merger Agreement. We issued 54.8 million shares of our common stock and paid $4.0 million in taxes to satisfy statutory income tax withholding obligations in conjunction with the EQRx Acquisition.

As a result of the EQRx Acquisition, we acquired approximately $1.1 billion in net cash, cash equivalents and marketable securities after deducting estimated EQRx wind-down and transition costs.

For additional information regarding the terms of the EQRx Acquisition, see “Acquisitions” under Note 3, to our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Up to the termination date of the Sanofi Agreement, Sanofi was responsible to reimburse us for all internal and external costs and expenses to perform our activities under approved development plans, except for 50% of the RMC-4630-03 study. These reimbursements from Sanofi are recorded as collaboration revenue.

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

Benefit from income taxes

Benefit from income taxes relates to net changes in the deferred tax liability associated with the Warp Drive acquisition resulting from changes in the effective state tax rate and changes in our valuation allowance.

Results of operations

Comparison of the years ended December 31, 2023 and 2022

	Years Ended December 31,
	2023	2022	Increase/ (decrease)
	(in thousands)
Revenue:
Collaboration revenue	$11,580	$35,380	$(23,800)
Total revenue	11,580	35,380	(23,800)
Operating expenses:
Research and development	423,144	253,073	170,071
General and administrative	75,621	40,586	35,035
Total operating expenses	498,765	293,659	205,106
Loss from operations	(487,185)	(258,279)	(228,906)
Other income (expense), net:
Interest income	47,482	9,154	38,328
Interest and other expense	(303)	—	(303)
Change in fair value of warrant liability and contingent earn-out shares	115	—	115
Total other income, net	47,294	9,154	38,140
Loss before income taxes	(439,891)	(249,125)	(190,766)
Benefit from income taxes	3,524	420	3,104
Net loss	$(436,367)	$(248,705)	$(187,662)

Collaboration revenue

Collaboration revenue consisted of revenue under the Sanofi Agreement, which terminated in June 2023. Collaboration revenue decreased by $23.8 million, or 67%, during the year ended December 31, 2023 compared to 2022. The decrease in collaboration revenue in 2023 was a result of lower reimbursed expenses from Sanofi.

Research and development expenses

Research and development expenses increased by $170.1 million, or 67%, during the year ended December 31, 2023 compared to 2022. The increase in research and development expenses during the year ended December 31, 2023 was primarily due to a $72.6 million increase in our RMC-6236 costs, primarily attributable to clinical trial and clinical supply manufacturing expenses as RMC-6236 commenced clinical trials at the end of the second quarter of 2022; a $24.1 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $17.0 million increase in our preclinical research portfolio costs; a $16.0 million increase in stock-based compensation including $3.7 million in connection with the EQRx Acquisition; a $15.8 million increase in RMC-9805 costs, which commenced clinical trials in the third quarter of 2023; a $12.9 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; a $12.6 million increase in RMC-6291 costs, which commenced clinical trials in the third quarter of 2022; and a $8.2 million increase in employee-related expenses in connection with the EQRx Acquisition; partially offset by a $9.0 million decrease in SHP2 costs.

General and administrative expenses

General and administrative expenses increased by $35.0 million, or 86%, during the year ended December 31, 2023 compared to 2022. The increase in general and administrative expenses during the year ended December 31, 2023 was primarily due to a $14.6 million increase in stock-based compensation expense including $7.5 million in connection with the EQRx Acquisition; a $7.1 million increase in salaries and other employee-related expenses due to increased headcount; a $6.1 million increase in employee-related expenses in connection with the EQRx Acquisition; a $3.2 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; a $2.3 million increase in legal and accounting fees; and a $1.6 million increase in pre-commercial development expenses.

Interest income

Interest income increased by $38.3 million for the year ended December 31, 2023, compared to 2022 due to a larger cash, cash equivalents and marketable securities balance and higher interest rates.

Benefit from income taxes

Tax benefit from income taxes was $3.5 million for the year ended December 31, 2023 and $0.4 million for the year ended December 31, 2022 and related to a decrease in the effective state tax rate and the resulting impact on the deferred tax liabilities from the Warp Drive acquisition.

Comparison of the years ended December 31, 2022 and 2021

	Years Ended December 31,
	2022	2021	Increase/ (decrease)
	(in thousands)
Revenue:
Collaboration revenue	$35,380	$29,390	$5,990
Total revenue	35,380	29,390	5,990
Operating expenses:
Research and development	253,073	186,948	66,125
General and administrative	40,586	30,450	10,136
Total operating expenses	293,659	217,398	76,261
Loss from operations	(258,279)	(188,008)	(70,271)
Other income (expense), net:
Interest income	9,154	929	8,225
Interest expense	—	(12)	12
Total interest income (expense), net	9,154	917	8,237
Loss before income taxes	(249,125)	(187,091)	(62,034)
Benefit from income taxes	420	—	420
Net loss	$(248,705)	$(187,091)	$(61,614)

Collaboration revenue

Collaboration revenue consisted of revenue under the Sanofi Agreement, which is expected to terminate in 2023. As a result of the expected termination of the agreement and development plan adjustments during the year, we revised our estimate of the accounting transaction price and increased our percentage of completion under the agreements with Sanofi, which resulted in total cumulative catch-up adjustments that increased collaboration revenue by $3.0 million for the year ended December 31, 2022.

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

In November 2021, we entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $250.0 million, through an at-the-market equity offering program (ATM) under which Cowen agreed to act as our sales agent. During the year ended December 31, 2021, we sold an aggregate of 339,302 shares of common stock under the ATM resulting in gross proceeds to us of $10.4 million. After deducting commissions and expenses of $0.3 million, our net proceeds under the ATM were $10.1 million during the year ended December 31, 2021. During the year ended December 31, 2022, we sold an aggregate of 2,385,846 shares of common stock under the ATM resulting in gross proceeds to us of $51.3 million. After deducting commissions and expenses of $1.4 million, our net proceeds under the ATM were $49.9 million during the year ended December 31, 2022. During the year ended December 31, 2023, we sold an aggregate of 2,482,880 shares of common stock under the ATM resulting in gross proceeds to us of $63.5 million. After deducting commissions and expenses of $1.4 million, our net proceeds under the ATM were $62.1 million during the year ended December 31, 2023.

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

In November 2023, we completed the EQRx Acquisition and issued 54,786,528 shares of common stock in a transaction in which we received approximately $1.1 billion in net cash, cash equivalents and marketable securities after deducting estimated EQRx wind-down and transition costs.

Our operations have been financed primarily by our public offerings of common stock, the EQRx Acquisition, net proceeds of $230.6 million from the issuance of our preferred stock and $187.7 million received under the Sanofi Agreement for upfront payments and for research and development cost reimbursement.

As of December 31, 2023, we had $1.9 billion in cash, cash equivalents and marketable securities.

As of December 31, 2023, we had an accumulated deficit of $1.1 billion. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our product candidates and our pre-clinical research portfolio, and to a lesser extent, general and administrative expenditures. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue to advance our product candidates and pre-clinical research portfolio.

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
•
the timing of, and the costs involved in, obtaining marketing approvals for our product candidates if clinical trials are successful;
•
the cost of commercialization activities for any product candidates, whether alone or in collaboration, including marketing, sales and distribution costs if any product candidate is approved for sale;
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

We will need to obtain substantial additional funding in the future to continue the preclinical and clinical development of our current and future programs and to prepare for their potential commercialization. If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, acquisitions, and collaborations or licensing arrangements. If we do raise additional capital through public or private equity offerings or acquisitions using our common stock, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and if the debt is convertible into our common stock, the ownership interest of our stockholders may be diluted. If we are unable to raise capital, we may need to delay, reduce or terminate planned activities to reduce costs. Doing so will likely harm our ability to execute our business plans.

Cash flows

The following table summarizes our consolidated cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(350,572)	$(224,401)	$(147,180)
Investing activities	(342,598)	(24,116)	(142,117)
Financing activities	1,229,200	301,432	294,179
Net change in cash and cash equivalents	$536,030	$52,915	$4,882

Cash used in operating activities

During the year ended December 31, 2023, cash used in operating activities of $350.6 million was attributable to a net loss of $436.4 million partially offset by $49.0 million in non-cash charges and by a net change of $36.8 million in our operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation expense of $61.8 million, depreciation and amortization of $6.1 million, amortization of operating lease right-of-use asset of $3.2 million, offset by net amortization of premium on marketable securities of $22.2 million. The change in operating assets and liabilities was primarily due to a $2.6 million increase in prepaid expenses and other current assets, a $4.5 million decrease in deferred revenue associated with the Sanofi Agreement, a $1.5 million decrease in operating lease liability, a $3.9 million decrease in deferred tax liability, a $1.4 million increase in other noncurrent assets, offset by a $32.5 million increase in accounts payable, $14.7 million increase in accrued expenses and other current liabilities primarily related to clinical trial and clinical supply manufacturing expenses and increased personnel related expenses due to increased headcount and a $3.4 million decrease in accounts receivable.

During the year ended December 31, 2022, cash used in operating activities of $224.4 million was attributable to a net loss of $248.7 million and by a net change of $13.5 million in our operating assets and liabilities partially offset by $37.8 million in non-cash charges. The non-cash charges primarily consisted of stock-based compensation expense of $31.2 million, depreciation and amortization of $5.0 million, amortization of operating lease right-of-use asset of $4.6 million offset by net amortization of premium on marketable securities of $3.1 million. The change in operating assets and liabilities was primarily due to a $3.8 million increase in prepaid expenses and other current assets primarily resulting from the timing of prepayments made for research and development activities, a $14.5 million decrease in deferred revenue associated with the Sanofi Agreement, a $2.4 million decrease in operating lease liability, offset by a $7.3 million increase in accounts payable, $1.5 million increase in accrued expenses and other current liabilities and a $1.3 million decrease in accounts receivable.

During the year ended December 31, 2021, cash used in operating activities of $147.2 million was attributable to a net loss of $187.1 million partially offset by $31.2 million in non-cash charges and by a net change of $8.7 million in our operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation expense of $20.7 million, depreciation and amortization of $4.2 million, net amortization of premium on marketable securities of $3.0 million and amortization of operating lease right-of-use asset of $3.2 million. The change in operating assets and liabilities was primarily due to an $11.0 million increase in accrued expenses and accounts payable partially offset by a $1.7 million decrease in deferred revenue associated with the Sanofi Agreement and a $1.5 million decrease in operating lease liability.

Cash used in investing activities

During the year ended December 31, 2023, cash used in investing activities of $342.6 million was primarily comprised of purchases of marketable securities of $1,058.9 million and purchases of property and equipment of $7.7 million, offset by cash provided by maturities of marketable securities of $724.0 million.

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

Cash provided by financing activities

During the year ended December 31, 2023, cash provided by financing activities of $1,229.2 million was comprised of $840.8 million of cash, cash equivalents and restricted cash acquired, net of $20.7 million transaction costs in connection with the EQRx Acquisition, $323.7 million in net proceeds from the March 2023 underwritten public offering, $62.1 million in net proceeds from the issuance of common stock under the ATM, $3.3 million in proceeds from the issuance of common stock under the employee stock purchase plan and $3.3 million in proceeds from the issuance of common stock upon the exercise of stock options, offset by $4.0 million in tax payments in satisfaction of withholding tax requirements pursuant to the EQRx Acquisition.

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

Contractual obligations and commitments

We have contractual obligations related to office and laboratory space leases in Redwood City, California, described in “Note 7. Commitments and contingencies” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.

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

Revenue recognition

We recognize revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which such entity expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under arrangements, we perform the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or

as) the entity satisfies the performance obligation. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Stock-based compensation

We maintain an equity incentive plan as a long-term incentive for employees, consultants and members of our board of directors. The plan allows for the issuance of non-statutory options (NSOs), incentive stock options (ISOs), restricted stock unit awards (RSUs )to employees and NSOs and RSUs to nonemployees.

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

We held cash, cash equivalents and marketable securities of $1.9 billion and $644.9 million as of December 31, 2023 and December 31, 2022, respectively, which consisted of bank deposits, money market funds, U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, an immediate one percent change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

REVOLUTION MEDICINES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Revolution Medicines, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Revolution Medicines, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for the Acquisition of EQRx, Inc.

As described in Note 3 to the consolidated financial statements, on November 9, 2023, the Company completed the acquisition of EQRx, Inc. (the EQRx Acquisition) pursuant to the Agreement and Plan of Merger, dated as of July 31, 2023, with EQRx, LLC surviving as a wholly owned subsidiary of the Company. The EQRx Acquisition provided the Company with additional financing through the acquisition of EQRx’s cash, cash equivalents, and marketable securities, which comprised the majority of the net assets acquired from EQRx. As the Company primarily acquired these monetary assets, the EQRx Acquisition was accounted for as a capital-raising transaction with an asset acquisition component. The total purchase price was $1,089.7 million.

The principal considerations for our determination that performing procedures relating to the accounting for the acquisition of EQRx, Inc. is a critical audit matter are i) the significant judgment by management in determining the appropriate accounting treatment for the EQRx Acquisition and ii) a high degree of auditor judgment and effort in performing procedures and evaluating audit evidence related to management’s accounting treatment for the EQRx Acquisition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over management’s determination of the accounting treatment for the EQRx Acquisition. These procedures also included, among others, (i) reading the Agreement and Plan of Merger; (ii) evaluating management’s conclusions related to the accounting for the EQRx Acquisition as a capital-raising transaction with an asset acquisition component; and (iii) evaluating the sufficiency of the disclosures in the consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 26, 2024

We have served as the Company’s auditor since 2017.

REVOLUTION MEDICINES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$696,148	$161,412
Marketable securities	1,156,807	483,531
Accounts receivable	1,254	4,673
Prepaid expenses and other current assets	25,072	10,569
Total current assets	1,879,281	660,185
Property and equipment, net	22,865	18,659
Operating lease right-of-use asset	77,149	55,077
Intangible assets, net	57,739	58,807
Goodwill	14,608	14,608
Restricted cash	3,031	1,737
Other noncurrent assets	7,032	2,857
Total assets	$2,061,705	$811,930
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$61,788	$21,306
Accrued expenses and other current liabilities	74,694	29,446
Operating lease liability, current	7,369	6,773
Deferred revenue, current	—	4,459
Total current liabilities	143,851	61,984
Deferred tax liability	3,115	7,025
Operating lease liability, noncurrent	80,575	57,432
Warrant liability	6,512	—
Other noncurrent liabilities	1,458	301
Total liabilities	235,511	126,742
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively; none issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of December 31, 2023 and December 31, 2022, respectively; 170,234,594 and 90,411,912 shares issued as of December 31, 2023 and December 31, 2022; 164,674,594 and 90,411,912 shares outstanding as of December 31, 2023 and December 31, 2022, respectively	16	9
Additional paid-in capital	2,963,342	1,388,300
Accumulated other comprehensive income (loss)	544	(1,780)
Accumulated deficit	(1,137,708)	(701,341)
Total stockholders' equity	1,826,194	685,188
Total liabilities and stockholders' equity	$2,061,705	$811,930

The accompanying notes are an integral part of these Consolidated Financial Statements.

REVOLUTION MEDICINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Collaboration revenue	$11,580	$35,380	$29,390
Total revenue	11,580	35,380	29,390
Operating expenses:
Research and development	423,144	253,073	186,948
General and administrative	75,621	40,586	30,450
Total operating expenses	498,765	293,659	217,398
Loss from operations	(487,185)	(258,279)	(188,008)
Other income (expense), net:
Interest income	47,482	9,154	929
Interest and other expense	(303)	—	(12)
Change in fair value of warrant liability and contingent earn-out shares	115	—	—
Total other income, net	47,294	9,154	917
Loss before income taxes	(439,891)	(249,125)	(187,091)
Benefit from income taxes	3,524	420	—
Net loss	$(436,367)	$(248,705)	$(187,091)
Net loss per share attributable to common stockholders, basic and diluted	$(3.86)	$(3.08)	$(2.57)
Weighted-average common shares used to compute net loss per share, basic and diluted	113,149,869	80,626,525	72,806,079

Comprehensive loss:
Net loss	$(436,367)	$(248,705)	$(187,091)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	2,324	(1,404)	(492)
Comprehensive loss	$(434,043)	$(250,109)	$(187,583)

The accompanying notes are an integral part of these Consolidated Financial Statements.

REVOLUTION MEDICINES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/ (Loss)	Deficit	Equity
Balance at December 31, 2020	66,599,748	$7	$740,098	$116	$(265,545)	$474,676
Issuance of common stock pursuant to stock option exercises	388,695	—	1,487	—	—	1,487
Issuance of common stock related to employee stock purchase plan	75,991	—	1,875	—	—	1,875
Issuance of common stock related to vesting of restricted stock units	78,010	—	—	—	—	—
Vesting of early exercised stock options	—	—	148	—	—	148
Repurchases of early exercised stock	(5,793)	—	—	—	—	—
Issuance of common stock from follow-on public offering, net of offering costs of $18,855	6,666,666	1	281,144	—	—	281,145
Issuance of common stock from at-the-market offering	339,302	—	10,096	—	—	10,096
Stock-based compensation expense	—	—	20,724	—	—	20,724
Net unrealized loss on marketable securities	—	—	—	(492)	—	(492)
Net loss	—	—	—	—	(187,091)	(187,091)
Balance at December 31, 2021	74,142,619	$8	$1,055,572	$(376)	$(452,636)	$602,568
Issuance of common stock pursuant to stock option exercises	249,544	—	1,481	—	—	1,481
Issuance of common stock from follow-on public offering, net of offering costs of $16,374	13,225,000	1	248,125	—	—	248,126
Issuance of common stock related to vesting of restricted stock units	278,848	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	130,327	—	1,864	—	—	1,864
Issuance of common stock from at-the-market offering	2,385,846	—	49,919	—	—	49,919
Repurchases of early exercised stock	(272)	—	—	—	—	—
Vesting of early exercised stock options	—	—	143	—	—	143
Stock-based compensation expense	—	—	31,196	—		31,196
Net unrealized loss on marketable securities	—	—	—	(1,404)	—	(1,404)
Net loss	—	—	—	—	(248,705)	(248,705)
Balance at December 31, 2022	90,411,912	$9	$1,388,300	$(1,780)	$(701,341)	$685,188
Issuance of common stock pursuant to stock option exercises	524,094	—	3,316	—	—	3,316
Issuance of common stock from follow-on public offering, net of offering costs of $21,294	15,681,818	2	323,704	—	—	323,706
Issuance of common stock in connection with acquisition of EQRx, Inc., net of transaction costs of $20,717	54,786,528	5	1,120,880	—	—	1,120,885
Issuance of common stock from at-the-market offering	2,482,880	—	62,053	—	—	62,053
Issuance of common stock related to vesting of restricted stock units	576,974	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	210,679	—	3,317	—	—	3,317
Repurchases of early exercised stock	(291)	—	—	—	—	—
Stock-based compensation expense	—	—	61,772	—	—	61,772
Net unrealized gain on marketable securities	—	—	—	2,324	—	2,324
Net loss	—	—	—	—	(436,367)	(436,367)
Balance at December 31, 2023	164,674,594	$16	$2,963,342	$544	$(1,137,708)	$1,826,194

The accompanying notes are an integral part of these Consolidated Financial Statements.

REVOLUTION MEDICINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(436,367)	$(248,705)	$(187,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	52	19	119
Amortization of intangible assets	1,068	1,069	1,069
Stock-based compensation expense	61,772	31,196	20,724
Depreciation	5,042	3,972	3,083
Change in fair value of warrant liability and contingent earn-out shares	115	—	—
Net amortization of premium or discount on marketable securities	(22,205)	(3,078)	3,012
Amortization of operating lease right-of-use asset	3,199	4,615	3,180
Changes in operating assets and liabilities:
Accounts receivable	3,419	1,256	464
Prepaid expenses and other current assets	(2,646)	(3,779)	198
Accounts payable	32,469	7,288	2,239
Accrued expenses and other current liabilities	14,668	1,502	8,720
Deferred revenue	(4,459)	(14,472)	(1,661)
Operating lease liability	(1,532)	(2,428)	(1,468)
Deferred tax liability	(3,910)	(419)	—
Other noncurrent assets	(1,414)	(2,247)	81
Other noncurrent liabilities	157	(190)	151
Net cash used in operating activities	(350,572)	(224,401)	(147,180)
Cash flows from investing activities
Purchases of marketable securities	(1,058,916)	(612,769)	(671,335)
Maturities of marketable securities	724,047	599,469	526,754
Sales of marketable securities	—	—	8,992
Purchases of property and equipment	(7,729)	(10,816)	(6,528)
Net cash used in investing activities	(342,598)	(24,116)	(142,117)
Cash flows from financing activities
Cash, cash equivalents and restricted cash acquired in connection with EQRx Acquisition, net of transaction costs	840,834	—	—
Proceeds from issuance of common stock, net of issuance costs	323,706	248,126	281,145
Proceeds from issuance of common stock from at-the-market offering, net of transaction costs	62,053	49,919	10,096
Proceeds from issuance of common stock under equity incentive plans	3,316	1,481	1,487
Proceeds from issuance of common stock related to employee stock purchase plan	3,317	1,864	1,875
Tax payment for common stock withheld in satisfaction of withholding tax requirements	(4,026)	—	—
Payments of deferred offering costs	—	42	(424)
Net cash provided by financing activities	1,229,200	301,432	294,179
Net increase in cash, cash equivalents and restricted cash	536,030	52,915	4,882
Cash, cash equivalents and restricted cash - beginning of year	163,149	110,234	105,352
Cash, cash equivalents and restricted cash - end of year	$699,179	$163,149	$110,234
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	696,148	161,412	108,497
Restricted cash	3,031	1,737	1,737
Cash, cash equivalents and restricted cash - end of period	$699,179	$163,149	$110,234
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for EQRx acquisition	$1,085,676	$—	$—
Fair value of net assets acquired in connection with EQRx Acquisition	291,475	—	—
EQRx acquisition transaction costs incurred but not paid	100	—	—
Vesting of early exercised options and restricted stock	—	143	149
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	2,611	1,419	1,129
Advance payments for property and equipment	180	82	—
Right-of-use assets obtained in exchange for operating lease liabilities	25,271	—	35,437
Unpaid/deferred offering costs	2	2	110

The accompanying notes are an integral part of these Consolidated Financial Statements.

REVOLUTION MEDICINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Revolution Medicines, Inc. (the Company) is a clinical-stage precision oncology company focused on developing targeted therapies for RAS-addicted cancers. The Company was founded in October 2014 and is headquartered in Redwood City, California.

Liquidity

The Company has incurred net operating losses in each year since inception. As of December 31, 2023, the Company had an accumulated deficit of $1.1 billion. Management believes that its existing cash, cash equivalents and marketable securities will enable the Company to fund its planned operations for at least 12 months following the issuance date of these consolidated financial statements. The Company has been able to fund its operations through the issuance and sale of common stock and redeemable convertible preferred stock, the acquisition of EQRx, Inc. (EQRx), and upfront payments and research and development cost reimbursements received under the Company’s collaboration agreement with Genzyme Corporation, an affiliate of Sanofi. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

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

In November 2021, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of its common stock, from time to time, with aggregate gross proceeds of up to $250 million, through an at-the-market equity offering program (ATM). During the year ended December 31, 2021, the Company sold an aggregate of 339,302 shares of common stock under the ATM resulting in gross proceeds of $10.4 million. After deducting commissions and expenses of $0.3 million, net proceeds to the Company for the year ended December 31, 2021 were $10.1 million. During the year ended December 31, 2022, the Company sold an aggregate of 2,385,846 shares of common stock under the ATM resulting in gross proceeds of $51.3 million. After deducting commissions and expenses of $1.4 million, net proceeds to the Company for the year ended December 31, 2022 were $49.9 million. During the year ended December 31, 2023, the Company sold an aggregate of 2,482,880 shares of common stock under the ATM resulting in gross proceeds to the Company of $63.5 million. After deducting commissions and expenses of $1.4 million, net proceeds to the Company under the ATM were $62.1 million during the year ended December 31, 2023.

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

2. Summary of significant accounting policies

Basis of presentation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and applicable rules of the Securities and Exchange Commission (SEC) regarding financial reporting and, in the opinion of management, include all normal and recurring adjustments which are necessary to state fairly the Company’s financial position and results of operations for the reported periods. The consolidated financial statements for the years ended December 31, 2023, 2022 and 2021 include the accounts of the Company and its wholly owned subsidiaries, EQRx, LLC and Warp Drive Bio, Inc.

(Warp Drive). All intercompany balances and transactions have been eliminated in consolidation. The functional and reporting currency of the Company and its subsidiaries is the U.S. dollar.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to accounting for acquisitions including the fair value of assets acquired and liabilities assumed and related purchase price allocation, revenue recognition, clinical accruals, valuation of in-process research and development and developed technologies, income taxes, useful lives of property and equipment and intangible assets, impairment of goodwill and intangibles, the incremental borrowing rate for determining operating lease assets and liabilities, and stock-based compensation. Estimates are based on historical experience, complex judgments, facts and circumstances available at the time and various other assumptions that are believed to be reasonable under the circumstances but are inherently uncertain and unpredictable. Actual results could materially differ from the Company’s estimates, and there may be changes to the estimates in future periods.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist of amounts invested in money market funds, commercial paper and corporate bonds with original maturities of three months or less at the date of purchase.

Marketable securities

Investments in marketable securities primarily consist of U.S. government debt securities, U.S. government agency bonds, commercial paper, and corporate bonds. The Company has classified its marketable securities as available-for-sale and may sell these securities prior to their stated maturities. The Company views these marketable securities as available to support current operations and classifies marketable securities with maturities beyond 12 months as current assets. The Company’s investments in marketable securities are carried at estimated fair value, which is derived from independent pricing sources based on quoted prices in active markets for similar securities. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the consolidated statements of operations and comprehensive loss. Realized gains and losses are included in interest income on the consolidated statements of operations and comprehensive loss.

The Company periodically evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. The Company considers various factors in determining whether to recognize an impairment charge. If the Company determines that the decline in an investment’s fair value is other-than-temporary, the difference is recognized as an impairment loss in the consolidated statements of operations and comprehensive loss. As of December 31, 2023, no other-than-temporary-impairment has been recorded.

Restricted cash

As of December 31, 2023 and 2022, the Company had $3.0 million and $1.7 million, respectively, of noncurrent restricted cash related to Company issued letters of credit in connection with leases. These amounts are held in separate bank accounts to support letter of credit agreements for certain of its leases.

Concentration of credit risk and other risks and uncertainties

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. The Company invests in money market funds, U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. The Company maintains bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its bank deposits and issuers of its investments. The Company’s investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. government and its agencies, corporate debt and commercial paper, and places restrictions on the credit ratings, maturities and concentration by type and issuer. The Company has not experienced any significant losses on its deposits of cash and cash equivalents or investments.

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

Acquired intangible assets

Indefinite-lived intangible assets represent the estimated fair value assigned to in-process research and development (IPR&D) acquired in a business combination. The Company reviews indefinite-lived intangible assets for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, then it is written down to its adjusted fair value. As of December 31, 2023, there have been no such impairments. For IPR&D, if a product candidate derived from the indefinite-lived intangible asset is developed and commercialized, the useful life will be determined, and the carrying value will be amortized prospectively over that estimated useful life. Alternatively, if a product candidate is abandoned, the carrying value of the intangible asset will be charged to research and development expenses in the consolidated statements of operations and comprehensive loss.

Finite-lived intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date and are carried at cost less accumulated amortization and impairment. Amortization is computed using the straight-line method over the estimated useful lives of the respective finite-lived intangible assets and is included in research and development expenses in the consolidated statement of operations. Intangible assets are reviewed for impairment at least annually or more frequently if indicators of potential impairment exist. As of December 31, 2023, no such impairment has been recorded.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired in a business combination. The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first assessing the qualitative factors to determine whether it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount. Qualitative indicators assessed include consideration of macroeconomic, industry and market conditions, the Company’s overall financial performance and personnel or strategy changes. Based on the qualitative assessment, if it is determined that it is more likely than not that its fair value is less than its carrying amount, the fair value of the Company’s single reporting unit is compared to its carrying value. Any excess of the goodwill carrying amount over the fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of December 31, 2023, no goodwill impairment has been identified.

Warrants

Warrants assumed as part of the EQRx transaction as described in Note 3 contain provisions that require them to be classified as derivative liabilities in accordance with Accounting Standards Codification Topic 815, Derivatives and Hedging (ASC 815). Accordingly, at the end of each reporting period, changes in fair value during the period are recognized as a change in fair value of warrant liabilities within the consolidated statements of operations and comprehensive loss. The Company adjusts the warrant liability for changes in the fair value until the earlier of (a) the exercise or expiration of the warrants or (b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital.

Derivative warrant liabilities are classified as non-current liabilities, as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Revenue recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606), the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Comprehensive loss

For the years ended December 31, 2023, 2022 and 2021, other comprehensive income (loss) included net unrealized gains or losses on marketable securities.

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB, under its ASC or other standard setting bodies, and adopted by the Company as of the specified effective date, unless otherwise discussed below. No new pronouncements were adopted by the Company for the year ended December 31, 2023.

Recently announced accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years, beginning after December 15, 2024. Early application is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the impact of the standard on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 relates to rate reconciliation and income taxes paid disclosures. The guidance is effective for public business entities for fiscal years beginning after December 15, 2024. Early application is permitted. The guidance is to be applied on a prospective basis. The Company is currently evaluating the impact of the standard on its consolidated financial statements.

3. Acquisition

On November 9, 2023 (the Closing Date), the Company completed the acquisition of EQRx (the EQRx Acquisition). Pursuant to the Agreement and Plan of Merger, dated as of July 31, 2023 (the Merger Agreement), EQRx, LLC survived as a wholly owned subsidiary of the Company.

On the Closing Date, each share of EQRx common stock issued and outstanding immediately prior to the completion of the EQRx Acquisition was converted into the right to receive 0.1112 shares of the Company’s common stock. Outstanding stock options, restricted stock units and restricted stock awards of EQRx were also converted into the Company’s common stock, subject to the terms of the Merger Agreement. The Company issued 54.8 million shares of the Company’s common stock and paid $4.0 million in taxes to satisfy statutory income tax withholding obligations in conjunction with the EQRx Acquisition.

The EQRx Acquisition provided the Company with additional financing through the acquisition of EQRx’s cash, cash equivalents, and marketable securities, which comprised the majority of the net assets acquired from EQRx. As the Company primarily acquired these monetary assets, the EQRx Acquisition was accounted for as a capital-raising transaction with an asset acquisition component. EQRx does not meet the definition of a business under Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations (ASC 805), due to the fair value of EQRx, excluding cash and cash equivalents, as of the date of the EQRx Acquisition, being concentrated primarily in one asset class, marketable securities.

Under the asset acquisition method of accounting, the purchase consideration was allocated and recorded by the Company on a fair value basis to the net assets acquired on the Closing Date. Any excess fair value of net assets of EQRx over the cost of the acquisition following determination of the actual purchase consideration is allocated to EQRx’s qualifying assets under ASC 805. As there were no qualifying assets acquired the excess fair value of net assets under ASC 805 was recorded to equity, as a capital-raising transaction. Because EQRx had wound down the majority of its research and development activities and its operations by the time of the Closing Date, the net assets being acquired are primarily comprised of cash and cash equivalents and marketable securities.

Revolution Medicines was considered the accounting acquirer of EQRx’s net assets under the provisions of ASC 805 due to Revolution Medicines remaining in control of the combined entity after the EQRx Acquisition. The determination was primarily based on the evaluation of the following facts and circumstances:

•
The pre-combination equity holders of Revolution Medicines held the relative majority of voting rights in the combined entity;
•
The pre-combination equity holders of Revolution Medicines had the right to appoint the majority of the directors on the combined entity’s board of directors;
•
Senior management of Revolution Medicines comprise the senior management of the combined entity;
•
Operations of Revolution Medicines comprise the ongoing operations of the combined entity; and
•
The primary assets acquired in the EQRx Acquisition are cash and marketable securities.

The following table reflects the consideration transferred by the Company:

Amount
(in thousands)
Fair value of shares of combined company to be owned by EQRx stockholders (1)	$1,096,826
Less: Fair value of EQRx equity awards converting to Revolution Medicines common stock attributable to post-combination service	$(11,150)
Taxes paid by Revolution Medicines on behalf of EQRx to satisfy statutory income tax withholding obligations	4,026
Fair value of warrants	6,907
Fair value of contingent earn-out shares	490
Purchase price	$1,097,099

(1) Represents the fair value of approximately 54.8 million shares of Revolution Medicines common stock issued, calculated using the per share price of Revolution Medicines common stock of $20.02 as of November 9, 2023.

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the Closing Date:

Amount
(in thousands)
Cash and cash equivalents	$860,918
Marketable securities	313,878
Prepaid expenses and other current assets	12,084
Restricted cash	633
Other noncurrent assets	2,912
Accounts payable	(6,893)
Accrued expenses and other current liabilities	(30,506)
Net assets acquired	$1,153,026

The excess fair value of net assets acquired over the purchase price was $55.9 million and was recorded to additional paid-in capital. The following table calculates the excess of fair value of assets acquired over the purchase consideration under asset acquisition accounting:

Amount
(in thousands)
Purchase price	$1,097,099
Less: net assets acquired	(1,153,026)
Remaining excess fair value of net assets acquired over the purchase price	$(55,927)

Transaction costs of $20.7 million incurred by the Company to complete the EQRx Acquisition were accounted for as a direct reduction to the Company’s additional paid-in capital, as these costs were primarily incurred to issue Revolution Medicines common stock as part of the capital-raising transaction.

In connection with the EQRx Acquisition, certain unvested outstanding stock options, restricted stock units and restricted stock awards of EQRx were accelerated and converted into the Company’s common stock. As a result, the fair-value of the unvested portion of the accelerated EQRx equity awards of $11.2 million was recognized as a post-combination expense and included in stock-based compensation expense for the year-ended December 31, 2023.

In connection with the EQRx Acquisition, as of the Closing Date, all public warrants of EQRx that were outstanding and unexercised immediately prior to the Closing Date were converted into 11,039,957 publicly traded warrants (Public Warrants) and 8,693,333 private placement warrants of the Company (Private Warrants and, together with the Public Warrants, the Warrants). Each Warrant entitles the holder to purchase 0.1112 shares of the Company’s common stock, at an exercise price of $11.50 per such fractional share. The fair value of the Warrants on the Closing Date of $6.9 million was included in the purchase price. The Warrants expire in December 2026. The Public Warrants and Private Warrants met liability classification requirements because the Warrants contain provisions whereby adjustments to the settlement amount of the Warrants are based on a variable that is not an input to the fair value of a “fix-for-fixed” option and the existence of the potential for net cash settlement for the Warrant holders in the event of a tender offer. In addition, the Private Warrants are potentially subject to a different settlement amount depending upon the holder of the Private Warrants, which precludes them from being considered indexed to the entity’s own stock. Therefore, the Warrants are classified as liabilities.

Prior to the EQRx Acquisition, holders of rights to EQRx earn-out shares held in escrow were entitled to receive additional shares of EQRx common stock for no consideration upon the occurrence of certain stock price-based triggering events (the earn-out shares). The earn-out shares were converted in the same manner as all other shares of EQRx common stock under the Merger Agreement and holders of rights to earn-out shares were entitled to receive up to 5,560,000 shares of common stock of the Company, subject to the triggering events. In conjunction with the Merger Agreement, holders of rights to approximately 82% of the holders of rights to the earn-out shares signed and delivered to the Company waiver and release agreements pursuant to which, among other things, they have waived their respective rights to receive any such earn-out shares to which they may have been entitled upon the occurrence of any vesting condition described below. As a result of these waiver and release agreements, the maximum amount of Company common stock to be issued to holders of rights to earn-out shares upon the occurrence of certain triggering events was reduced to 973,976 shares. Holders of earn-out shares may receive up to 681,784 shares of the Company common stock if the common stock price is greater than or equal to $112.41 for at least 20 out of 30 consecutive trading days prior to December 17, 2024, and up to 292,192 additional shares of Company common stock if the common stock price is greater than or equal to $148.38 for at least 20 out of 30 consecutive trading days prior to December 17, 2024. The rights to the earn-out shares expire on December 17, 2024. The fair value of the earn-out shares on the Closing Date of $0.5 million was included in the purchase price.

In connection with the EQRx Acquisition, the Company incurred $14.3 million of severance and other employee-related post-combination expenses, of which $8.2 million was attributed to employees working on research and development and $6.1 million was attributed to employees working on general and administration. These expenses were included in the consolidated statements of operations and comprehensive loss.

4. Fair value measurements

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$288,757	$288,757	$—	$—
Commercial paper	692,352	—	692,352	—
U.S. government and agency securities	786,406	—	786,406	—
Corporate bonds	85,218	—	85,218	—
Total	$1,852,733	$288,757	$1,563,976	$—
Liabilities:
Contingent earn-out liability	1,000	—	—	1,000
Warrant liabilities	6,512	3,643	2,869	—
Total	$7,512	$3,643	$2,869	$1,000

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$48,522	$48,522	$—	$—
Commercial paper	313,928	—	313,928	—
U.S. government and agency securities	251,830	—	251,830	—
Corporate bonds	31,405	—	31,405	—
Total	$645,685	$48,522	$597,163	$—

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

The fair value of the warrant liability was based on observable listed prices for such warrants. The fair value of the public warrants is categorized as Level 1. The fair value of the private warrants is categorized as Level 2 as they are equivalent to the public warrants as they have substantially the same terms; however they are not actively traded.

The contingent earn-out liability accounted for under ASC 815 is categorized as Level 3 fair value measurements within the fair value hierarchy because the Company estimates projections utilizing unobservable inputs.

5. Available-for-sale securities

The following tables summarize the estimated value of the Company’s available-for-sale marketable securities and cash equivalents and the gross unrealized gains and losses:

	December 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized		Estimated
	cost	gain	loss		fair value
	(in thousands)
Marketable securities:
Commercial paper	$460,979	$108	$(100)		$460,987
U.S. government and agency securities	610,188	769	(355)		610,602
Corporate bonds	85,030	189	(1)		85,218
Total marketable securities	1,156,197	1,066	(456)		1,156,807
Cash equivalents:
Money market funds	288,757	—	—		288,757
Commercial paper	231,380	33	(48)		231,365
U.S. government and agency securities	175,855	3	(54)		175,804
Total cash equivalents	695,992	36	(102)	—	695,926
Total available-for-sale investments	$1,852,189	$1,102	$(558)		$1,852,733

	December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$216,765	$—	$(328)	$216,437
U.S. government and agency securities	236,916	43	(1,270)	235,689
Corporate bonds	31,599	—	(194)	31,405
Total marketable securities	485,280	43	(1,792)	483,531
Cash equivalents:
Money market funds	48,522	—	—	48,522
Commercial paper	97,526	—	(35)	97,491
Corporate bonds	16,137	4	—	16,141
Total cash equivalents	162,185	4	(35)	162,154
Total available-for-sale investments	$647,465	$47	$(1,827)	$645,685

The amortized cost and estimated fair value of the Company’s available-for-sale marketable securities and cash equivalents by contractual maturity are summarized below as of December 31, 2023:

	December 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Mature in one year or less	$1,684,099	$387	$(556)	$1,683,930
Mature after one year through two years	168,090	715	(2)	168,803
Total marketable securities	$1,852,189	$1,102	$(558)	$1,852,733

6. Balance sheet components

Property and equipment, net

Property and equipment, net consist of the following:

	December 31,
	2023	2022
	(in thousands)
Laboratory equipment	$21,505	$17,163
Leasehold improvements	11,952	11,404
Computer equipment and software	5,806	3,965
Furniture and fixtures	783	616
Construction in progress	513	—
	40,559	33,148
Less: accumulated depreciation and amortization	(17,694)	(14,489)
Property and equipment, net	$22,865	$18,659

Depreciation and amortization expense for property and equipment amounted to $5.0 million, $4.0 million and $3.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2023	2022
	(in thousands)
Accrued compensation	$23,613	$13,281
Accrued research and development	45,003	15,161
Accrued professional services	2,182	499
Other	3,896	505
Total accrued expenses and other current liabilities	$74,694	$29,446

7. Intangible assets and goodwill

Intangible assets, net

Intangible assets, net consist of the following as of December 31, 2023:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(5,541)	1,939	1.9
Total	$63,280	$(5,541)	$57,739

Amortization expense was $1.1 million for each of the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, future amortization expense is as follows:

Amount
(in thousands)
2024	$1,069
2025	870
Total	$1,939

Intangible assets, net consist of the following as of December 31, 2022:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(4,473)	3,007	2.9
Total	$63,280	$(4,473)	$58,807

Goodwill

Goodwill consists of the following:

Amount
(in thousands)
Balance at December 31, 2022	$14,608
Adjustment	—
Balance at December 31, 2023	$14,608

No impairment has been recognized as of December 31, 2023. Goodwill is not deductible for income tax purposes.

8. Commitments and contingencies

Leases

In January 2015, as amended in September 2016, the Company entered into an operating lease for approximately 42,000 square feet of office and laboratory space located at 700 Saginaw Drive, Redwood City, California (the 700 Building), with a term through April 2023. In April 2020, the Company amended the lease to lease an additional 19,000 square feet of office, laboratory and research and development space located at 300 Saginaw Drive, Redwood City, California (the 300 Building), and to extend the lease term through December 2030. In November 2021, the Company amended the lease to lease an additional 41,000 square feet of office, laboratory and research and development space located at 800 Saginaw Drive, Redwood City, California (the 800 Building), and to extend the lease term through November 2033. In March 2023, the Company amended the lease to lease an additional approximately 40,000 square feet of office, laboratory and research and development space located at 900 Saginaw Drive, Redwood City, California (the 900 Building), and to extend the lease term through December 31, 2035. The Company has the option to extend the lease for an additional ten years after December 31, 2035. The Company obtained possession of the 900 Building in October 2023.

The Company maintains letters of credit for the benefit of the landlord which are classified as restricted cash in the consolidated balance sheets. Restricted cash related to letters of credit due to the landlord was $2.4 million and $1.5 million as of December 31, 2023 and December 31, 2022, respectively.

Through December 31, 2023, the landlord had provided the Company with $9.6 million in tenant improvement allowances collectively for the 700 Building, 300 Building and 900 Building, which were recognized as lease incentives. The lease incentives are being amortized as an offset to rent expense over the lease term in the consolidated statements of operations and comprehensive loss.

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

Upon the execution of the lease amendment in March 2023, which was deemed to be a lease modification, the Company re-evaluated the assumptions used during the lease amendment in November 2021. The Company determined the amendment consists of two separate contracts under ASC 842. One contract is related to a new right-of-use asset for the 900 Building, which is being accounted for as an operating lease, and the other is related to the modification of the lease term, as amended in November 2021, for the 700 Building, 300 Building and 800 Building. As a result, the Company recorded a right-of-use asset and a lease liability of $25.0 million for the 900 Building and an aggregate increase of $0.3 million to the right-of-use assets and lease liabilities for the 700 Building, 300 Building and 800 Building upon execution of the lease amendment. The Company is recognizing rent expense for the buildings on a straight-line basis through the remaining extended term of the lease.

The balance sheet classification of the Company’s operating lease liabilities was as follows:

December 31,
2023
(in thousands)
Operating lease liabilities:
Operating lease liability – current	$7,369
Operating lease liability – noncurrent	80,575
Total operating lease liabilities	$87,944

The components of lease costs for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	December 31,
	2023	2022	2021
Operating lease cost	$8,485	$8,854	$5,550
Less: Sublease income	(302)	(2,476)	(2,135)
Total operating lease cost, net(1)	$8,183	$6,378	$3,415

(1) Net lease cost does not include short-term lease and variable lease costs, which were immaterial.

As of December 31, 2023, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2024	$7,767
2025	10,476
2026	10,843
2027	11,222
2028	11,615
Thereafter	93,486
Total undiscounted lease payments	$145,409
Less: Imputed interest	(57,465)
Total operating lease liabilities	$87,944

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted-average discount rate used to determine the operating lease liability was 8.4%. As of December 31, 2023 and 2022, the weighted-average remaining lease term is 12.0 years and 10.9 years, respectively.

In conjunction with the EQRx Acquisition, the Company assumed an operating lease in Cambridge, Massachusetts with a lease term through July 2024. As part of the operating lease, the Company assumed outstanding lease payments of $2.5 million, which are included in accrued expenses and other current liabilities as of December 31, 2023.

Legal matters

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that losses will be incurred and these losses can be reasonably estimated. As of December 31, 2023, 2022 and 2021, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Upon termination of the Sanofi Agreement, the licenses granted to Sanofi thereunder became fully paid-up, royalty-free, perpetual and irrevocable and all rights and obligations of Sanofi under the Sanofi Agreement reverted to the Company.

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

During the years ended December 31, 2023, 2022 and 2021, the Company recognized $11.6 million, $35.4 million and $29.4 million of collaboration revenue associated with this agreement, respectively.

As of December 31, 2023 and 2022, zero and $4.5 million of deferred revenue was classified as current, respectively.

10. Common stock

As of December 31, 2023 and 2022, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. As of December 31, 2023, no dividends have been declared to date.

The Company has reserved shares of common stock for future issuance as follows:

	December 31,	December 31,
	2023	2022
Outstanding options to purchase common stock	11,083,349	8,164,375
Unvested restricted stock units of common stock	2,161,267	1,175,032
Available for future issuance under the 2020 Incentive Award Plan	6,241,188	6,726,307
Available for issuance under the 2020 Employee Stock Purchase Plan	2,394,407	1,700,887
Total	21,880,211	17,766,601

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

As of December 31, 2023, there have been 210,679 shares of common stock purchased under the ESPP. As of December 31, 2023, a total of 2,394,407 shares of common stock were available for future issuance under the ESPP. As of December 31, 2023, there was $3.3 million of unrecognized compensation cost related to the ESPP.

Stock options

The following summarizes option activity under both the 2020 Plan and the 2014 Plan:

	Number of Shares underlying options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2022	8,164,375	$16.09	7.53	$85,181
Options granted	3,660,200	26.21
Options exercised	(524,094)	6.33
Options cancelled and forfeited	(217,132)	28.91
Balance, December 31, 2023	11,083,349	$19.64	7.50	$115,009
Options vested and exercisable as of December 31, 2023	6,017,790	$14.92	6.36	$92,543

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock by the Board of Directors. The intrinsic value of the options exercised for the years December 31, 2023, 2022 and 2021 was $10.7 million, $3.8 million and $13.1 million, respectively.

During the years ended December 31, 2023, 2022 and 2021, the weighted-average grant-date fair value of options granted was $17.82, $12.33 and $25.13 per share, respectively. As of December 31, 2023, there was $79.5 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.75 years.

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected term (years)	6	6	6
Expected volatility	73%-75%	70-73%	70-75%
Risk-free interest rate	3.5%-4.7%	1.5%-4.2%	0.5%-1.3%
Dividend yield	0%	0%	0%

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

Activity under the 2020 Plan with respect to the Company’s RSUs during the year ended December 31, 2023 was as follows:

	Number of Shares	Weighted- average grant date fair value per share	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2022	1,175,032	$23.25	1.62	$27,989
RSUs granted	1,639,472	26.30
RSUs vested	(576,974)	24.84
RSUs forfeited	(76,263)	24.15
Balance, December 31, 2023	2,161,267	$25.10	1.56	$61,985
Expected to vest as of December 31, 2023	2,161,267	$25.10	1.56	$61,985

The number of RSUs vested includes shares of common stock that the Company withheld to satisfy the minimum statutory tax withholding requirements. As of December 31, 2023, there was $51.0 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 2.95 years.

The total grant date fair value of RSUs vested for the years ended December 31, 2023, 2022 and 2021 was $14.3 million, $7.9 million and $3.1 million, respectively.

Stock-based compensation expense

Total stock-based compensation expense related to stock options, RSUs and the ESPP by function was as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Research and development	$34,126	$18,113	$11,847
General and administrative	27,646	13,083	8,877
Total	$61,772	$31,196	$20,724

In connection with the EQRx Acquisition, certain unvested outstanding stock options, restricted stock units and restricted stock awards of EQRx were accelerated and converted into the Company’s common stock. The fair-value of the unvested portion of the accelerated EQRx equity awards of $11.2 million (of which $3.7 million was attributed to employees working on research and development projects and $7.5 million working on general and administration) was recognized as a post-combination expense and included in stock-based compensation expense for the year ended December 31, 2023.

12. Income taxes

The Company’s income (loss) before provision for income taxes for the years ended December 31, 2023 and 2022 consist of the following:

	December 31,
	2023	2022
	(in thousands)
Domestic	$(440,683)	$(249,125)
International	792	—
Income (loss) before provision for income taxes	$(439,891)	$(249,125)

The components of the provision for income taxes for the years ended December 31, 2023 and 2022 consist of the following:

	December 31,
	2023	2022
	(in thousands)
Current:
Federal	$—	$—
State	112	—
Foreign	212	—
Total current	324	—
Deferred:
Federal	—	—
State	(3,865)	(420)
Foreign	17	—
Total deferred	(3,848)	(420)
Benefit for income taxes	$(3,524)	$(420)

The Company recorded an income tax benefit of 3.5 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively, which reflects a change in state tax rate applied to the indefinite lived intangibles recorded as part of our acquisition of Warp Drive Bio in 2018. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

The benefit from income taxes differs from the amount expected by applying the federal statutory rate to the loss before taxes as follows:

	Year Ended December 31,
	2023	2022
Federal statutory income tax rate	21.0%	21.0%
State income tax rate, net of federal benefit	-2.3%	9.4%
Foreign rate differential	0.0%	0.0%
Research tax credits	2.7%	3.2%
Change in valuation allowance	-19.8%	-32.4%
Non-deductible permanent expenses	0.1%	-0.1%
Stock based compensation	-0.8%	-0.9%
Other	-0.1%	0.0%
Benefit from income taxes	0.8%	0.2%

Deferred income tax reflects the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The categories that give rise to significant components of the deferred tax assets are as follows (in thousands):

	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$147,576	$132,080
Accruals and reserves	5,747	5,494
Research and development credits	34,755	22,558
Lease liability	19,628	18,998
Stock-based compensation	9,872	7,063
Capitalized research expenses	185,909	64,149
Other	161	42
Gross deferred tax assets	403,648	250,384
Less: valuation allowance	(376,762)	(224,125)
Total deferred tax assets	26,886	26,259
Deferred tax liabilities:
Fixed assets and finite-lived intangible assets	(9,683)	(9,961)
Indefinite-lived intangible assets	(3,099)	(7,025)
Right-of-use asset	(17,219)	(16,298)
Gross deferred tax liabilities	(30,001)	(33,284)
Net deferred tax liability	$(3,115)	$(7,025)

The realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Due to the lack of earnings history, the net deferred tax assets have been offset by a valuation allowance excluding certain indefinite lived intangibles. The valuation allowance increased by $152.6 million and $80.7 million during the years ended December 31, 2023 and 2022, respectively. The Company had federal and state net operating loss carryforwards of $520.8 million and $793.0 million, respectively, as of December 31, 2023. The federal net operating loss carryforwards, if not utilized, will expire beginning in 2035, with the exception of $427.1 million in federal net operating loss carryforwards, which can be carried forward indefinitely. State net operating loss carryforwards, if not utilized, will expire beginning in 2035. Under the Tax Cuts and Jobs Act (TCJA), federal net operating losses arising after December 31, 2017 do not expire and cannot be carried back. However, the TCJA limits the amount of federal net operating losses that can be used annually to 80% of taxable income for periods beginning after December 31, 2017. Existing federal net operating losses arising in years ending on or before December 31, 2017 are not affected by these provisions.

The Company also had federal and state research and development credit carryforwards of $32.1 million and $17.1 million, respectively, as of December 31, 2023. The federal research credits will expire beginning in 2034 if not utilized and the state research credits will expire beginning in 2031, with the exception of $16.3 million in California research credits, which can be carried forward indefinitely. Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company, as defined by Internal Revenue Code Section 382 (Section 382). The Company performed a study in which it determined that it had experienced changes in ownership in 2014, 2020 and 2023 as defined by Section 382. No federal or state net operating losses are expected to expire unutilized as a result of the limitation, with the exception of $5.5 million in California net operating losses. The Company's deferred tax assets have been reduced by the amount of net operating loss carryforwards expected to expire due to the limitation. In addition, in the future the Company may experience ownership changes, which may limit the utilization of net operating loss carryforwards or other tax attributes.

The TCJA amended Internal Revenue Code Section 174 requiring capitalization of specified research and experimental expenditures paid or incurred in tax years beginning after December 31, 2021 and amortizing over a period of 5 or 15 years. This resulted in a deferred tax asset for capitalized research expenses in 2023 and 2022.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	December 31,
	2023	2022
	(in thousands)
Beginning balance	$7,602	$5,143
Changes related to tax positions taken in the prior year	155,178	(7)
Changes related to tax positions taken in the current year	28,627	2,466
Ending balance	$191,407	$7,602

The Company has unrecognized tax benefits of $184.2 million and $7.1 million as of December 31, 2023 and 2022, which would affect the effective tax rate if recognized; however, recognition would be in the form of a deferred tax attribute which would likely be offset by a valuation allowance. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. The Company has recognized no interest or penalties related to uncertain tax positions for the periods presented.

Income tax returns are filed in the United States. The years 2010 through 2023 remain open to examination by the domestic taxing jurisdictions to which the Company is subject. Net operating losses generated on a tax return basis by the Company for 2010 through 2023 remain open to examination by the domestic taxing jurisdictions.

13. Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Years Ended December 31,
	2023	2022	2021
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(436,367)	$(248,705)	$(187,091)
Denominator:
Weighted-average shares outstanding	113,149,869	80,636,570	72,866,022
Less: Weighted-average unvested restricted shares and shares subject to repurchase	—	(10,045)	(59,943)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	113,149,869	80,626,525	72,806,079
Net loss per share attributable to common stockholders, basic and diluted	$(3.86)	$(3.08)	$(2.57)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of December 31,
	2023	2022	2021
Options to purchase common stock	11,083,349	8,164,375	6,050,938
Options early exercised subject to future vesting	—	6,918	30,378
Unvested restricted stock units of common stock	2,161,267	1,175,032	423,621
Expected shares to be purchased under ESPP	230,651	378,429	176,131
Warrants outstanding	2,194,342	—	—
Earn-out shares	973,976	—	—
Total	16,643,585	9,724,754	6,681,068

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2023. Based on the evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Rule 10b5-1 Plans

On December 1, 2023, Mark A. Goldsmith, M.D., Ph.D., the Company’s President and Chief Executive Officer and Chair of the Board of Directors, adopted a Rule 10b5-1 trading plan. Dr. Goldsmith’s Rule 10b5-1 trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and provides for (i) the potential exercise and sale of up to 150,000 shares of the Company’s common stock subject to a stock option held by Dr. Goldsmith, (ii) the potential sale of up to 15,000 shares of the Company’s common stock by a trust in which Dr. Goldsmith is a trustee and (iii) the potential sale of up to 15,000 shares of the Company’s common stock by a trust in which Dr. Goldsmith is a trustee, in each case until March 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2023, and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees, which is available on our website at ir.revmed.com/. The Code of Business Conduct and Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 11. Executive Compensation.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A to be filed within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A to be filed within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A to be filed within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A to be filed within 120 days after December 31, 2023, and is incorporated herein by reference.

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

(b)
Exhibits

The exhibits listed in the following “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report.

Exhibit Index

		Incorporated by reference			Filed herewith
Exhibit number	Exhibit description	Form	Date	Number

2.1	Agreement and Plan of Merger, dated July 31, 2023, by and among Revolution Medicines, Inc., EQRx, Inc., Equinox Merger Sub I, Inc. and Equinox Merger Sub II LLC.	8-K	8/1/2023	2.1

3.1	Amended and Restated Certificate of Incorporation.	8-K	2/18/2020	3.1

3.2	Amended and Restated Bylaws.	8-K	3/8/2021	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	1/17/2020	4.2

4.3	Description of Securities.				X

4.4(a)	Warrant Agreement, dated April 6, 2021, by and between Continental Stock Transfer & Trust Company and EQRx, Inc.				X

4.4(b)

Appointment, Assignment and Assumption Agreement, dated November 9, 2023, by and among EQRx, Inc., Revolution Medicines, Inc., Continental Stock Transfer & Trust Company and Equiniti Trust Company, LLC.

		8-A	11/15/2023	4.2(b)

4.5	Agreement and Plan of Merger, dated August 5, 2021, by and among EQRx, Inc. (f/k/a CM Life Sciences III Inc.), Clover III Merger Sub Inc. and EQRx International, Inc. (f/k/a EQRx, Inc.).				X

10.1A†	Collaborative Research, Development and Commercialization Agreement, dated as of June 8, 2018, by and between Revolution Medicines, Inc. and Aventis, Inc., as amended.	S-1	1/17/2020	10.1

10.1B†	Letter Agreement and Amendment, dated as of August 5, 2021 by and between Revolution Medicines, Inc. and Genzyme Corporation.	10-Q	8/11/2021	10.2

10.2	Amended and Restated Investors’ Rights Agreement, dated as of June 5, 2019, by and among Revolution Medicines, Inc. and the investors listed therein.	S-1	1/17/2020	10.2

10.3A	Lease between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of January 15, 2015.	S-1	1/17/2020	10.3A

10.3B	First Amendment to Lease by and between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of September 16, 2016.	S-1	1/17/2020	10.3B

10.3C	Sublease between OncoMed Pharmaceuticals, Inc. and Revolution Medicines, Inc., dated as of January 16, 2019.	S-1	1/17/2020	10.3C

10.3D	Second Amendment to Lease by and between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of April 17, 2020.	10-Q	5/14/2020	10.4

10.3E	Third Amendment to Lease by and between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of November 1, 2021.	10-Q	11/10/2021	10.1

10.3F	Fourth Amendment to Lease and between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of March 24, 2023	10-Q	5/8/2023	10.2

10.3G	Fifth Amendment to Lease and between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of August 3, 2023	10-Q	11/6/2023	10.3

10.4(a)#	2014 Equity Incentive Plan, as amended.	S-1	1/17/2020	10.6(a)

		Incorporated by reference
Exhibit number	Exhibit description	Form	Date	Number	Filed herewith
10.4(b)#	Form of Amended and Restated Early Exercise Stock Option Grant Notice and Amended and Restated Stock Option Agreement under 2014 Equity Incentive Plan, as amended.	S-1	1/17/2020	10.6(b)

10.5(a)#	2020 Incentive Award Plan.	S-1/A	2/3/2020	10.7(a)

10.5(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1/A	2/3/2020	10.7(b)

10.5(c)#	Form of Restricted Stock Award Agreement under the 2020 Incentive Award Plan.	S-1/A	2/3/2020	10.7(c)

10.5(d)#	Form of Restricted Stock Unit Award Grant Notice under the 2020 Incentive Award Plan.	S-1/A	2/3/2020	10.7(d)

10.6#	2020 Employee Stock Purchase Plan.	S-1/A	2/3/2020	10.8

10.7A#	Employment Agreement by and between Revolution Medicines, Inc. and Mark A. Goldsmith, M.D., Ph.D.	S-1	1/17/2020	10.9

10.7B#	First Amendment to Employment Agreement dated June 10, 2022 by and between Revolution Medicines, Inc. and Mark Goldsmith, M.D., Ph.D.	8-K	06/10/2022	10.1

10.8#	Employment Agreement by and between Revolution Medicines, Inc. and Steve Kelsey, M.D., FRCP, FRCPath.	S-1	1/17/2020	10.10

10.9#	Employment Agreement by and between Revolution Medicines, Inc. and Margaret Horn, J.D.	S-1	1/17/2020	10.11

10.10#	Non-Employee Director Compensation Program.	10-Q	05/08/2023	10.1

10.11#	Form of Indemnification Agreement for directors and officers.	S-1/A	2/3/2020	10.13

10.12#	Employment Agreement by and between Revolution Medicines, Inc. and Jack Anders.	10-Q	05/09/2022	10.2

10.13#	Employment Agreement by and between Revolution Medicines, Inc. and Xiaolin Wang Sc.D.	10-Q	05/09/2022	10.3

21.1	Subsidiaries of Registrant.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Form 10-K).				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97	Policy for Recovery of Erroneously Awarded Compensation				X

Incorporated by reference
Exhibit number	Exhibit description	Form	Date	Number	Filed herewith
101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.				X

104	The cover page from Revolution Medicines, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.				X

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

Revolution Medicines, Inc.

Date: February 26, 2024	By:	/s/ Mark A. Goldsmith
Mark A. Goldsmith, M.D., Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Mark A. Goldsmith, M.D., Ph.D., Jack Anders and Jeff Cislini and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark A. Goldsmith	President, Chief Executive Officer and Director	February 26, 2024
Mark A. Goldsmith, M.D., Ph.D.	(Principal Executive Officer)

/s/ Jack Anders	Chief Financial Officer	February 26, 2024
Jack Anders	(Principal Financial and Accounting Officer)

/s/ Elizabeth McKee Anderson	Director	February 26, 2024
Elizabeth McKee Anderson

/s/ Flavia Borellini	Director	February 26, 2024
Flavia Borellini, Ph.D.

/s/ Alexis Borisy	Director	February 26, 2024
Alexis Borisy

/s/ Sandra Horning	Director	February 26, 2024
Sandra J. Horning, M.D.

/s/ Lorence Kim	Director	February 26, 2024
Lorence Kim, M.D.

/s/ Sushil Patel	Director	February 26, 2024
Sushil Patel, Ph.D.

/s/ Thilo Schroeder	Director	February 26, 2024
Thilo Schroeder, Ph.D.

/s/ Barbara Weber	Director	February 26, 2024
Barbara Weber, M.D.