Form 10-Q
period 2024-03-31
Revolution Medicines, Inc.
filed 2024-05-08
CIK 1628171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 2, 2024, the registrant had 164,986,227 shares of common stock, $0.0001 par value per share, outstanding (excluding 5,560,000 contingent earn-out shares).

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$288,432	$696,148
Marketable securities	1,415,108	1,156,807
Accounts receivable	—	1,254
Prepaid expenses and other current assets	25,662	25,072
Total current assets	1,729,202	1,879,281
Property and equipment, net	23,697	22,865
Operating lease right-of-use asset	76,193	77,149
Intangible assets, net	57,472	57,739
Goodwill	14,608	14,608
Restricted cash	3,031	3,031
Other noncurrent assets	4,159	7,032
Total assets	$1,908,362	$2,061,705
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$32,379	$61,788
Accrued expenses and other current liabilities	53,175	74,694
Operating lease liability, current	8,169	7,369
Total current liabilities	93,723	143,851
Deferred tax liability	3,115	3,115
Operating lease liability, noncurrent	79,860	80,575
Warrant liabilities	3,157	6,512
Other noncurrent liabilities	3,040	1,458
Total liabilities	182,895	235,511
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2024 and December 31, 2023, respectively; none issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 170,473,067 and 170,234,594 shares issued as of March 31, 2024 and December 31, 2023, respectively; 164,913,014 and 164,674,594 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	16	16
Additional paid-in capital	2,980,360	2,963,342
Accumulated other comprehensive income (loss)	(1,198)	544
Accumulated deficit	(1,253,711)	(1,137,708)
Total stockholders' equity	1,725,467	1,826,194
Total liabilities and stockholders' equity	$1,908,362	$2,061,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Collaboration revenue	$—	$7,014
Total revenue	—	7,014
Operating expenses:
Research and development	118,021	68,947
General and administrative	22,838	13,224
Total operating expenses	140,859	82,171
Loss from operations	(140,859)	(75,157)
Other income, net:
Interest income	23,760	7,059
Other expense, net	(2,809)	—
Change in fair value of warrant liabilities and contingent earn-out shares	3,905	—
Total other income, net	24,856	7,059
Loss before income taxes	(116,003)	(68,098)
Benefit from income taxes	—	—
Net loss	$(116,003)	$(68,098)
Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(0.72)
Weighted-average common shares used to compute net loss per share, basic and diluted	164,729,200	94,831,979

Comprehensive loss:
Net loss	$(116,003)	$(68,098)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments, net	(1,742)	1,224
Comprehensive loss	$(117,745)	$(66,874)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/ (Loss)	Deficit	Equity
Balance at December 31, 2023	164,674,594	$16	$2,963,342	$544	$(1,137,708)	$1,826,194
Issuance of common stock pursuant to stock option exercises	73,342	—	810	—	—	810
Issuance of common stock related to vesting of restricted stock units	165,078	—	—	—	—	—
Stock-based compensation expense	—	—	16,208	—	—	16,208
Net unrealized loss on marketable securities	—	—	—	(1,742)	—	(1,742)
Net loss	—	—	—	—	(116,003)	(116,003)
Balance at March 31, 2024	164,913,014	$16	$2,980,360	$(1,198)	$(1,253,711)	$1,725,467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	90,411,912	$9	$1,388,300	$(1,780)	$(701,341)	$685,188
Issuance of common stock pursuant to stock option exercises	118,747	—	499	—	—	499
Issuance of common stock related to vesting of restricted stock units	85,891	—	—	—	—	—
Issuance of common stock from follow-on offering, net of offering costs of $21,294	15,681,818	2	323,704	—	—	323,706
Repurchase of early exercised stock	(291)	—	—	—	—	—
Stock-based compensation expense	—	—	9,699	—	—	9,699
Net unrealized gain on marketable securities	—	—	—	1,224	—	1,224
Net loss	—	—	—	—	(68,098)	(68,098)
Balance at March 31, 2023	106,298,077	$11	$1,722,202	$(556)	$(769,439)	$952,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(116,003)	$(68,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	73	1
Amortization of intangible assets	267	267
Stock-based compensation expense	16,208	9,699
Depreciation	1,540	1,205
Change in fair value of warrant liabilities and contingent earn-out shares	(3,905)	—
Net amortization of premium or discount on marketable securities	(15,244)	(3,577)
Amortization of operating lease right-of-use asset	956	1,061
Impairment of assets	2,761	—
Changes in operating assets and liabilities:
Accounts receivable	1,254	678
Prepaid expenses and other current assets	(590)	1,611
Accounts payable	(28,960)	(1,050)
Accrued expenses and other current liabilities	(21,259)	(1,752)
Deferred revenue	—	(3,025)
Operating lease liability	85	(894)
Other noncurrent assets	125	90
Other noncurrent liabilities	2,132	1,393
Net cash used in operating activities	(160,560)	(62,391)
Cash flows from investing activities
Purchases of marketable securities	(701,681)	(193,097)
Maturities of marketable securities	456,882	198,851
Purchases of property and equipment	(3,167)	(1,758)
Net cash provided by (used in) investing activities	(247,966)	3,996
Cash flows from financing activities
Proceeds from issuance of common stock upon follow-on offering, net of issuance costs	—	323,706
Proceeds from issuance of common stock under equity incentive plans	810	499
Net cash provided by financing activities	810	324,205
Net increase (decrease) in cash, cash equivalents and restricted cash	(407,716)	265,810
Cash, cash equivalents and restricted cash - beginning of period	699,179	163,149
Cash, cash equivalents and restricted cash - end of period	$291,463	$428,959
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	288,432	427,222
Restricted cash	3,031	1,737
Cash, cash equivalents and restricted cash - end of period	$291,463	$428,959
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$1,889	$744
Right-of-use assets obtained in exchange for operating lease liabilities	—	286
Unpaid/deferred offering costs	15	7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.
Organization

Revolution Medicines, Inc. (the Company) is a clinical-stage precision oncology company developing novel targeted therapies for RAS-addicted cancers. The Company was founded in October 2014 and is headquartered in Redwood City, California.

Liquidity

The Company has incurred net operating losses in each year since inception. As of March 31, 2024, the Company had an accumulated deficit of $1.3 billion. Management believes that its existing cash, cash equivalents and marketable securities will enable the Company to fund its planned operations for at least 12 months following the issuance date of these unaudited condensed consolidated financial statements. The Company has been able to fund its operations through the issuance and sale of common stock and redeemable convertible preferred stock, the acquisition of EQRx, Inc. (EQRx), and upfront payments and research and development cost reimbursement received under the Company’s collaboration agreement with Genzyme Corporation, an affiliate of Sanofi. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

Public offerings

In November 2021, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen), as amended in March 2024, to sell shares of its common stock, from time to time, with aggregate gross proceeds of up to $250 million, through an at-the-market equity offering program (ATM). During the year ended December 31, 2023, the Company sold an aggregate of 2,482,880 shares of common stock under the ATM resulting in gross proceeds to the Company of $63.5 million. After deducting commissions and expenses of $1.4 million, net proceeds to the Company under the ATM were $62.1 million during the year ended December 31, 2023. During the three months ended March 31, 2024, the Company did not issue shares of the Company’s common stock under the ATM.

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

2.
Summary of significant accounting policies

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and applicable rules of the Securities and Exchange Commission (SEC) regarding interim financial reporting and, in the opinion of management, include all normal and recurring adjustments which are necessary to state fairly the Company’s financial position and results of operations for the reported periods. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 26, 2024. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The unaudited condensed consolidated financial statements for the periods ended March 31, 2024 and March 31, 2023 include the accounts of the Company and its wholly owned subsidiaries, EQRx, LLC and Warp Drive Bio, Inc. (Warp Drive). All intercompany balances and transactions have been eliminated in consolidation. The functional and reporting currency of the Company and its subsidiaries is the U.S. dollar.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including the fair value of assets acquired and liabilities assumed and related purchase price allocation, revenue recognition, clinical accruals, valuation of in-process research and development and developed technologies, income taxes, useful lives of property and equipment and intangible assets, impairment of goodwill and intangibles, impairment of in-process research and development and developed technologies, the incremental borrowing rate for determining operating lease assets and liabilities, warrant liabilities and stock-based compensation. Estimates are based on historical experience, complex judgments, facts and circumstances available at the time and various other assumptions that are believed to be reasonable under the circumstances but are inherently uncertain and unpredictable. Actual results could materially differ from the Company’s estimates, and there may be changes to the estimates in future periods.

Concentration of credit risk and other risks and uncertainties

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. The Company maintains bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its bank deposits and issuers of its investments. The Company’s investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. government and its agencies, certificates of deposit, corporate debt and commercial paper, and places restrictions on the credit ratings, maturities and concentration by type and issuer. The Company has not experienced any significant losses on its deposits of cash and cash equivalents or investments.

Warrants

Warrants assumed as part of the EQRx transaction as described in Note 3 contain provisions that require them to be classified as derivative liabilities in accordance with Accounting Standards Codification Topic 815, Derivatives and Hedging (ASC 815). Accordingly, at the end of each reporting period, changes in fair value during the period are recognized as a change in fair value of warrant liabilities within the consolidated statements of operations and comprehensive loss. The Company adjusts the warrant liabilities for changes in the fair value until the earlier of (a) the exercise or expiration of the warrants or (b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital.

Derivative warrant liabilities are classified as noncurrent liabilities, as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB), under its ASC or other standard setting bodies, and adopted by the Company as of the specified effective date. No new pronouncements have been adopted by the Company for the three months ended March 31, 2024.

Recently announced accounting pronouncements

On March 6, 2024, the SEC issued Final Rule No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The rule will require registrants to provide certain climate-related information in their registration statements and annual reports. The rule requires information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks also includes disclosure of a registrant's greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. The Company is evaluating the potential impact of this rule on the consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for public business entities for fiscal years beginning after
December 15, 2023, and interim periods within fiscal years, beginning after December 15, 2024. Early application is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the impact of the standard on its condensed consolidated financial statements.

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

4.
Fair value measurements

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts payable and accrued expenses and other current liabilities approximate fair value due to their relatively short maturities and market interest rates, if applicable. For more information, refer to Note 5 regarding the fair value of the Company’s available-for-sale securities.

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

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	March 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$190,902	$190,902	$—	$—
Commercial paper	479,931	—	479,931	—
Certificates of deposit	8,575	—	8,575	—
U.S. government and agency securities	808,481	—	808,481	—
Corporate bonds	215,619	—	215,619	—
Total	$1,703,508	$190,902	$1,512,606	$—
Liabilities:
Contingent earn-out liability	450	—	—	450
Warrant liabilities	3,157	1,766	1,391	—
Total	$3,607	$1,766	$1,391	$450

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$288,757	$288,757	$—	$—
Commercial paper	692,352	—	692,352	—
U.S. government and agency securities	786,406	—	786,406	—
Corporate bonds	85,218	—	85,218	—
Total	$1,852,733	$288,757	$1,563,976	$—
Liabilities:
Contingent earn-out liability	1,000	—	—	1,000
Warrant liabilities	6,512	3,643	2,869	—
Total	$7,512	$3,643	$2,869	$1,000

Money market funds are measured at fair value on a recurring basis using quoted prices. U.S. government debt securities, government agency bonds, certificates of deposit, commercial paper and corporate bonds are measured at fair value, which is derived from independent pricing sources based on quoted prices in active markets for similar securities.

There were no transfers between Levels 1, 2 or 3 for any of the periods presented.

The fair value of the warrant liabilities was based on observable listed prices for such warrants. The fair value of the public warrants is categorized as Level 1. The fair value of the private warrants is categorized as Level 2 as they are equivalent to the public warrants as they have substantially the same terms; however they are not actively traded.

The contingent earn-out liability accounted for under ASC 815 is categorized as Level 3 fair value measurements within the fair value hierarchy because the Company estimates projections utilizing unobservable inputs.

5.
Available-for-sale securities

The following tables summarize the amortized cost and estimated fair value of the Company’s available-for-sale marketable securities and cash equivalents and the gross unrealized gains and losses:

	March 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$410,372	$5	$(240)	$410,137
Certificates of deposit	8,576	1	(2)	8,575
U.S. government and agency securities	781,526	98	(847)	780,777
Corporate bonds	215,792	67	(240)	215,619
Total marketable securities	1,416,266	171	(1,329)	1,415,108
Cash equivalents:
Money market funds	190,902	—	—	190,902
Commercial paper	69,832	—	(38)	69,794
U.S. government and agency securities	27,706	—	(2)	27,704
Total cash equivalents	288,440	—	(40)	288,400
Total available-for-sale securities	$1,704,706	$171	$(1,369)	$1,703,508

	December 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$460,979	$108	$(100)	$460,987
U.S. government and agency securities	610,188	769	(355)	610,602
Corporate bonds	85,030	189	(1)	85,218
Total marketable securities	1,156,197	1,066	(456)	1,156,807
Cash equivalents:
Money market funds	288,757	—	—	288,757
Commercial paper	231,380	33	(48)	231,365
U.S. government and agency securities	175,855	3	(54)	175,804
Total cash equivalents	695,992	36	(102)	695,926
Total available-for-sale securities	$1,852,189	$1,102	$(558)	$1,852,733

The amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are summarized below as of March 31, 2024:

	March 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Mature in one year or less	$1,424,788	$99	$(765)	$1,424,122
Mature after one year through two years	279,918	72	(604)	279,386
Total available-for-sale securities	$1,704,706	$171	$(1,369)	$1,703,508

6.
Balance sheet components

Property and equipment, net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2024	2023
	(in thousands)
Laboratory equipment	$22,417	$21,505
Leasehold improvements	13,084	11,952
Computer equipment and software	5,967	5,806
Furniture and fixtures	783	783
Construction in progress	325	513
	42,576	40,559
Less: accumulated depreciation and amortization	(18,879)	(17,694)
Property and equipment, net	$23,697	$22,865

Depreciation expense for property and equipment amounted to $1.5 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2024	2023
	(in thousands)
Accrued compensation	$9,795	$23,613
Accrued research and development	40,585	45,003
Accrued professional services	2,051	2,182
Other	744	3,896
Total accrued expenses and other current liabilities	$53,175	$74,694

7.
Intangible assets and goodwill

Intangible assets, net

Intangible assets, net consist of the following as of March 31, 2024:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(5,808)	1,672	1.6
Total	$63,280	$(5,808)	$57,472

Amortization expense for the three months ended March 31, 2024 and 2023 was $0.3 million.

As of March 31, 2024, future amortization expense is as follows:

Amount
(in thousands)
2024 (remaining nine months)	$802
2025	870
Total	$1,672

Intangible assets, net consist of the following as of December 31, 2023:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(5,541)	1,939	1.9
Total	$63,280	$(5,541)	$57,739

Goodwill

The following summarizes the change in the carrying value of goodwill for the three months ended March 31, 2024:

Amount
(in thousands)
Balance at December 31, 2023	$14,608
Adjustment	—
Balance at March 31, 2024	$14,608

No impairment has been recognized as of March 31, 2024. Goodwill recorded is not deductible for income tax purposes.

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

The Company maintains letters of credit for the benefit of the landlord which are classified as restricted cash in the unaudited condensed consolidated balance sheets. Restricted cash related to letters of credit due to the landlord was $2.4 million and $2.4 million as of March 31, 2024 and December 31, 2023, respectively.

Through March 31, 2024, the landlord had provided the Company with $9.6 million in tenant improvement allowances for the 700 Building, 300 Building and 900 Building, which were recognized as lease incentives. The lease incentives are being amortized as an offset to rent expense over the lease term in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

The balance sheet classification of the Company’s operating lease liabilities was as follows:

	March 31,	December 31,
	2024	2023
	(in thousands)
Operating lease liabilities:
Operating lease liability – current	$8,169	$7,369
Operating lease liability – noncurrent	79,860	80,575
Total operating lease liabilities	$88,029	$87,944

The components of lease costs for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	March 31,
	2024	2023
Operating lease cost	$2,798	$1,818
Less: Sublease income	—	(302)
Total operating lease cost, net(1)	$2,798	$1,516

(1) Net lease cost does not include short-term lease and variable lease costs, which were immaterial.

As of March 31, 2024, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2024 (remaining nine months)	$6,010
2025	10,476
2026	10,843
2027	11,222
2028	11,615
Thereafter	93,486
Total undiscounted lease payments	$143,652
Less: Imputed interest	(55,623)
Total operating lease liabilities	$88,029

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted-average discount rate used to determine the operating lease liability was 8.4%. As of March 31, 2024 and December 31, 2023, the weighted-average remaining lease term was 11.8 years and 12.0 years, respectively.

Legal matters

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that losses will be incurred and these losses can be reasonably estimated. The Company believes that as of March 31, 2024 and December 31, 2023 no such matters, individually or in the aggregate, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

During the three months ended March 31, 2024 and 2023, the Company recognized zero and $7.0 million of collaboration revenue associated with this agreement, respectively.

10.
Common stock

As of March 31, 2024 and December 31, 2023, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. As of March 31, 2024, no dividends have been declared to date.

The Company has reserved shares of common stock for future issuance as follows:

	March 31,	December 31,
	2024	2023
Outstanding options to purchase common stock	13,760,470	11,083,349
Unvested restricted stock units of common stock	3,208,580	2,161,267
Available for future issuance under the 2020 Incentive Award Plan	10,512,301	6,241,188
Available for issuance under the 2020 Employee Stock Purchase Plan	4,041,152	2,394,407
Total	31,522,503	21,880,211

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

For the three months ended March 31, 2024, there were zero shares of common stock purchased under the ESPP. As of March 31, 2024, a total of 4,041,152 shares of common stock were available for future issuance under the ESPP. As of March 31, 2024, there was $2.5 million of unrecognized compensation cost related to the ESPP.

Stock options

The following summarizes option activity under both the 2020 Plan and the 2014 Plan:

	Number of Shares underlying options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2023	11,083,349	$19.64	7.50	$115,009
Options granted	2,858,570	29.72
Options exercised	(73,342)	11.03
Options cancelled and forfeited	(108,054)	22.66
Balance, March 31, 2024	13,760,523	$21.76	7.77	$154,048
Options vested and exercisable as of March 31, 2024	6,399,152	$15.71	6.21	$113,035

As of March 31, 2024, there was $123.2 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 3.08 years.

Restricted stock units

Activity under the 2020 Plan with respect to the Company’s restricted stock units (RSUs) during the three months ended March 31, 2024 was as follows:

	Number of Shares	Weighted- average grant date fair value per share	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2023	2,161,267	$25.10	1.56	$61,985
RSUs granted	1,246,890	29.69
RSUs vested	(165,078)	25.40
RSUs forfeited	(34,499)	22.47
Balance, March 31, 2024	3,208,580	$26.90	1.69	103,413
Expected to vest as of March 31, 2024	3,208,580	$26.90	1.69	103,413

The number of RSUs vested includes shares of common stock that the Company withheld to satisfy the minimum statutory tax withholding requirements. As of March 31, 2024, there was $81.5 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 3.21 years.

Stock-based compensation expense

Total stock-based compensation expense related to stock options, RSUs and the ESPP by function was as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Research and development	$10,244	$5,699
General and administrative	5,964	4,000
Total	$16,208	$9,699

12.
Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(116,003)	$(68,098)
Denominator:
Weighted-average shares outstanding	164,729,200	94,836,463
Less: Weighted-average unvested restricted shares and shares subject to repurchase	—	(4,484)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	164,729,200	94,831,979
Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(0.72)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of March 31,
	2024	2023
Options to purchase common stock	13,760,470	10,257,899
Options early exercised subject to future vesting	—	2,563
Unvested restricted stock units of common stock	3,208,580	2,003,526
Expected shares to be purchased under ESPP	205,246	413,372
Warrants outstanding	2,194,342	—
Earn-out shares	973,976	—
Total	20,342,614	12,677,360

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

RAS(ON) Inhibitors

Our RAS(ON) Inhibitors are based on our proprietary tri-complex technology platform, which enables a highly differentiated approach to inhibiting the active, GTP-bound form of RAS, which we refer to as RAS(ON). We are developing a portfolio of compounds that we believe were the first RAS(ON) Inhibitors to use this mechanism of action. We believe that direct inhibitors of RAS(ON) suppress cell growth and survival and are less susceptible to adaptive resistance mechanisms recognized for RAS(OFF) Inhibitors. We are evaluating our RAS(ON) Inhibitors alone and in combination with other drugs and investigational drug candidates, including with other RAS(ON) Inhibitors in RAS(ON) Inhibitor doublet regimens.

We are advancing a deep pipeline of RAS(ON) Inhibitors, including both RMC-6236, our innovative RAS(ON) multi-selective inhibitor and the mutant-selective inhibitors RMC-6291 (G12C) and RMC-9805 (G12D). Together, we consider these three clinical-stage candidates as the first wave of RAS(ON) inhibitors that we are advancing through clinical development. Beyond this first wave of RAS(ON) Inhibitors, we have additional preclinical-stage mutant-selective RAS(ON) inhibitor clinical development opportunities, including the RAS(ON) mutant-selective inhibitors RMC-5127 (G12V), RMC-0708 (Q61H) and RMC-8839 (G13C).

RMC-6236

RMC-6236, our RAS(ON) multi-selective inhibitor, is designed as an oral, RAS-selective tri-complex inhibitor of multiple RAS(ON) variants containing cancer driver mutations at all three of the major RAS mutation hotspot positions, G12, G13, and Q61. RMC-6236 inhibits all three major RAS isoforms, suppressing the mutant cancer driver and cooperating wild-type RAS proteins.

A monotherapy first-in-human study of RMC-6236, which we refer to as the RMC-6236-001 study, is ongoing.

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

On October 22, 2023, we reported updated interim safety and anti-tumor activity data for dose levels of 80 mg daily and above from the RMC-6236-001 study as of an October 12, 2023 data cut-off date. These data demonstrated that RMC-6236 was generally well tolerated across the dose levels analyzed as of the cut-off date. These data also demonstrated preliminary evidence of clinical activity in pancreatic ductal adenocarcinoma (PDAC) patients and non-small cell lung cancer (NSCLC) patients.

On January 9, 2024, we reported that, with additional follow-up after the October 2023 data reports described above, the profile of RMC-6236 remained relatively consistent with the description in the October 2023 reports, the objective response rate (ORR) for both PDAC and NSCLC patients had improved, and the disease control rate (DCR) remained consistent.

In April 2024, at the American Association for Cancer Research (AACR) Annual Meeting 2024, we reported individual case studies from the RMC-6236-001 study showing examples of objective responses to RMC-6236 in patients with tumors harboring oncogenic mutations at all three of the major RAS mutation hotspot positions (G12, G13 and Q61). We believe these observations, together with data from our preclinical studies, support inclusion of PDAC and/or NSCLC patients with tumors harboring the full range of mutant RAS cancer drivers in registrational trials.

Also at the AACR Annual Meeting 2024, we reported individual case studies from the RMC-6236-001 study that showed examples of objective responses to RMC-6236 in patients with tumor types beyond PDAC or NSCLC, specifically patients with melanoma and with colorectal cancer (CRC). We believe that these observations may support further development opportunities for RMC-6236.

We currently expect to disclose updated RMC-6236 monotherapy clinical safety, tolerability and activity data for patients with PDAC and for patients with NSCLC in the second half of 2024.

We are planning a global randomized registrational trial comparing RMC-6236 against a physician’s choice of chemotherapy regimens in patients with previously treated PDAC. The study design for this planned trial is subject to change based on regulatory authority feedback. We currently expect to initiate this study in the second half of 2024.

We are also planning a global randomized Phase 3 registrational trial comparing RMC-6236 against docetaxel in patients with RAS-mutated NSCLC who have been treated with immunotherapy and platinum-containing chemotherapy. The study design for this planned trial is subject to change based on regulatory authority feedback. We currently expect to initiate this study in the second half of 2024.

Based on our observations from the RMC-6236-001 study and our preclinical observations, we believe there is a potential opportunity to evaluate RMC-6236 as a first line therapy and are currently evaluating several exploratory combination regimens that include RMC-6236 in order to assess the potential for development in these settings. These combinations include RMC-6236 with pembrolizumab, RMC-6236 with RMC-6291, and RMC-6236 with standard of care chemotherapy agents. We currently expect to disclose initial clinical PK, safety, tolerability and activity data for the combination of RMC-6236 with pembrolizumab and for the combination of RMC-6236 with RMC-6291 in the second half of 2024.

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

A monotherapy first-in-human study of RMC-6291, which we refer to as the RMC 6291-001 study, is ongoing.

On October 13, 2023, we reported interim preliminary safety and anti-tumor data from the RMC-6291-001 study as of an October 5, 2023 data cut-off date. The data demonstrated that RMC-6291 was generally well tolerated across dose levels. These data also demonstrated preliminary evidence of clinical activity in patients with KRAS G12C NSCLC previously treated with, or naïve to, a KRAS(OFF) G12C inhibitor and preliminary evidence of clinical activity in patients with KRAS G12C CRC who were naïve to treatment with a KRAS(OFF) G12C inhibitor. We observed that RMC-6291 was orally bioavailable and demonstrated dose-dependent pharmacokinetics and that reduction in ctDNA of the KRAS G12C allele across doses was correlated with clinical response. We believe these data provide preliminary evidence of clinically meaningful differentiation of RMC-6291 from KRAS(OFF) G12C inhibitors.

On January 9, 2024, we reported that relative to the October 13, 2023 report, the profile of RMC-6291 in the RMC-6291-001 study had remained relatively stable. We continue dosing patients at a 200 mg twice daily dose.

We are also evaluating several exploratory combination regimens that include RMC-6291 in order to assess the potential for development in earlier lines of therapy. These combinations include RMC-6291 with pembrolizumab and, as discussed in the “RMC-6236” section above, RMC-6291 with RMC-6236. We are also planning a combination study of RMC-6291 with both RMC-6236 and pembrolizumab. We currently expect to disclose initial clinical PK, safety, tolerability and activity data for the combination of RMC-6236 with RMC-6291 in the second half of 2024 and for the combination of RMC-6291 with pembrolizumab in the first half of 2025.

RMC-9805

RMC-9805 is designed as a RAS(ON) oral tri-complex G12D-selective inhibitor. It is designed to exhibit low nanomolar potency for suppressing RAS pathway signaling and growth of RAS G12D-bearing cancer cells and is engineered to covalently inactivate RAS G12D irreversibly.

A monotherapy dose-escalation first-in-human trial of RMC-9805, which we refer to as the RMC-9805-001 study, is ongoing.

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

We currently expect to disclose initial RMC-9805 monotherapy clinical PK, safety, tolerability and activity data in the second half of 2024.

We are also planning an exploratory combination study of RMC-9805 with RMC-6236.

RMC-5127

RMC-5127 is designed as a RAS(ON) oral G12V-selective inhibitor. It is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of RAS G12V-bearing cancer cells and is engineered for selective inhibition of RAS G12V over other RAS isoforms via non-covalent binding interactions. Clinical development of RMC-5127 is subject to our continuing assessment of our portfolio priorities.

RMC-0708

RMC-0708 is designed as a RAS(ON) oral Q61H-selective inhibitor. It is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of RAS Q61H-bearing cancer cells and is engineered for selective inhibition of RAS Q61H over other RAS isoforms via non-covalent binding interactions. Clinical development of RMC-0708 is subject to our continuing assessment of our portfolio priorities.

RMC-8839

RMC-8839 is designed as a RAS(ON) oral G13C-selective inhibitor. It is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of KRAS G13C-bearing cancer cells and is engineered to covalently inactivate KRAS G13C for irreversible inhibition. Clinical development of RMC-8839 is subject to our continuing assessment of our portfolio priorities.

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

Additional clinical development of RMC-4630 is subject to our continuing assessment of our portfolio priorities.

RMC-5552

Our RAS Companion Inhibitor RMC-5552 is designed as a selective inhibitor of mTORC1 signaling in tumors. We are evaluating RMC-5552 as a monotherapy in a first-in-human study, which we refer to as the RMC-5552-001 study.

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

Additional clinical development of RMC-5552 is subject to our continuing assessment of our portfolio priorities.

RMC-5845

Our RAS Companion Inhibitor RMC-5845 targets SOS1, a protein that plays a key role in converting RAS(OFF) to RAS(ON) in cells. RMC-5845 is intended for select combination therapies for certain genetically defined tumors. This compound is ready for preparation of an Investigational New Drug (IND) application based on our preclinical development. Clinical development of RMC-5845 is subject to our continuing assessment of our portfolio priorities.

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

As a result of the EQRx Acquisition, we acquired approximately $1.1 billion in net cash, cash equivalents and marketable securities after deducting estimated EQRx wind-down and transaction costs.

For additional information regarding the terms of the EQRx Acquisition, see “Acquisitions” under Note 3, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Aethon Collaboration

In March 2024, we entered into a collaboration agreement with Aethon Therapeutics, Inc. (Aethon) pursuant to which Aethon will conduct research related to use of novel bispecific antibodies to mount an immune attack directed at the cancer cells targeted by our RAS(ON) Inhibitors (the Aethon Collaboration Agreement). Pursuant to the Aethon Collaboration Agreement, we agreed to reimburse Aethon for preclinical activities, and we have an option to conduct any clinical or commercial development that may arise from the collaboration.

Financial Operations Overview

Collaboration revenue

Collaboration revenue consisted of revenue under the Sanofi Agreement for our SHP2 program. We received a $50.0 million upfront payment from Sanofi in July 2018 and received reimbursement for research and development services. The Sanofi Agreement was terminated in June 2023.

For further information on our revenue recognition policies, see “Note 2. Summary of significant accounting policies” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of our 2023 Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 26, 2024 (our 2023 Form 10-K).

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

General and administrative expenses

General and administrative expenses consist primarily of personnel-related costs, consultants and professional services expenses, including legal, audit, accounting and human resources services, insurance, commercial preparation activities, allocated facilities and information technology costs, and other general operating expenses not otherwise classified as research and development expenses. Personnel-related costs consist of salaries, benefits and stock-based compensation. Facilities costs consist of rent, utilities and maintenance of facilities. We expect our general and administrative expenses to increase for the foreseeable future due to anticipated increases in operating and commercial preparation activities, which may result in increases in personnel-related costs associated with increased headcount, other administrative and professional services, and related overhead needed to support these efforts.

Interest income

Interest income primarily consists of interest earned on and accretion of our cash equivalents and marketable securities.

Other expense, net

Other expense, net, consists of miscellaneous income and expenses unrelated to our core operations, including the impacts of foreign currency exchange differences.

Benefit from income taxes

Benefit from income taxes relates to net changes in the deferred tax liability associated with our Warp Drive acquisition resulting from changes in the effective state tax rate and changes in our valuation allowance.

Results of operations

Comparison of the three months ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023	Increase/ (decrease)
	(in thousands)
Revenue:
Collaboration revenue	$—	$7,014	$(7,014)
Total revenue	—	7,014	(7,014)
Operating expenses:
Research and development	118,021	68,947	49,074
General and administrative	22,838	13,224	9,614
Total operating expenses	140,859	82,171	58,688
Loss from operations	(140,859)	(75,157)	(65,702)
Other income, net:
Interest income	23,760	7,059	16,701
Other expense, net	(2,809)	—	(2,809)
Change in fair value of warrant liabilities and contingent earn-out shares	3,905	—	3,905
Total other income, net	24,856	7,059	17,797
Loss before income taxes	(116,003)	(68,098)	(47,905)
Net loss	$(116,003)	$(68,098)	$(47,905)

Collaboration revenue

Collaboration revenue consisted of revenue under the Sanofi Agreement, which terminated in June 2023. Collaboration revenue decreased by $7.0 million, or 100%, during the three months ended March 31, 2024 compared to the same period in 2023. The decrease in collaboration revenue in 2024 was a result of the termination of the Sanofi Agreement.

Research and development expenses

Our research and development efforts during the three months ended March 31, 2024 and 2023 were focused on our clinical development programs and our preclinical programs. The following table sets forth the components of our research and development expenses for the periods indicated:

	Three Months Ended March 31,
	2024	2023	Increase/ (decrease)
	(in thousands)
Third-party research and development expenses:
Clinical Development Programs:
RMC-6236	$26,998	$9,498	$17,500
RMC-6291	9,930	5,674	4,256
RMC-9805	11,960	7,563	4,397
RAS companion inhibitors	2,310	5,023	(2,713)
Preclinical programs	18,072	10,696	7,376
Total third-party research and development expenses	69,270	38,454	30,816
Salaries and other employee-related expenses	25,163	15,179	9,984
Stock-based compensation expense	10,244	5,699	4,545
Amortization of intangible assets	267	267	—
Other research and development costs	13,077	9,348	3,729
Total research and development expense	$118,021	$68,947	$49,074

Research and development expenses increased by $49.1 million, or 71%, during the three months ended March 31, 2024 compared to the same period in 2023. The increase in research and development expenses during the three months ended March 31, 2024 was primarily due to a $17.5 million increase in RMC-6236 costs, primarily attributable to clinical trial and clinical supply manufacturing expenses; a $10.0 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $7.4 million increase in our preclinical research portfolio costs; a $4.5 million increase in stock-based compensation; a $4.4 million increase in RMC-9805 costs, which commenced clinical trials in the third quarter of 2023; a $4.3 million increase in RMC-6291 costs, primarily attributable to higher clinical trial costs; and a $3.7 million increase in other research and development costs as a result of higher rent, utilities and information technology expenses associated with increased headcount; partially offset by a $2.7 million decrease in other RAS companion inhibitor program costs.

General and administrative expenses

General and administrative expenses increased by $9.6 million, or 73%, during the three months ended March 31, 2024 compared to the same period in 2023. The increase in general and administrative expenses during the three months ended March 31, 2024 was primarily due to a $3.1 million increase in salaries and other employee-related expenses due to increased headcount; a $2.0 million increase in stock-based compensation expense; a $1.6 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; a $1.4 million increase in pre-commercial development expenses; and a $1.3 million increase in legal and accounting fees.

Interest income

Interest income increased by $16.7 million during the three months ended March 31, 2024 compared to the same period in 2023 due to a larger cash, cash equivalents and marketable securities balance and higher interest rates.

Other expense, net

Other expense increased by $2.8 million during the three months ended March 31, 2024 compared to the same period in 2023 due to a $2.8 million impairment of a long term asset acquired as part of the EQRx Acquisition.

Liquidity and capital resources

Liquidity

In November 2021, we entered into a sales agreement (ATM Sales Agreement) with Cowen and Company, LLC (Cowen) to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $250 million, through an at-the-market equity offering program (ATM) under which Cowen agreed to act as our sales agent. During the year ended December 31, 2021, we sold an aggregate of 339,302 shares of common stock under the ATM resulting in gross proceeds to us of $10.4 million. After deducting commissions and expenses of $0.3 million, our net proceeds under the ATM were $10.1 million during the year ended December 31, 2021. During the year ended December 31, 2022, we sold an aggregate of 2,385,846 shares of common stock under the ATM resulting in gross proceeds to us of $51.3 million. After deducting commissions and expenses of $1.4 million, our net proceeds under the ATM were $49.9 million during the year ended December 31, 2022. During the year ended December 31, 2023, we sold an aggregate of 2,482,880 shares of common stock under the ATM resulting in gross proceeds to us of $63.5 million. After deducting commissions and expenses of $1.4 million, our net proceeds under the ATM were $62.1 million during the year ended December 31, 2023. The ATM Sales Agreement was amended in March 2024. During the three months ended March 31, 2024, we did not issue shares of our common stock under the ATM.

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

Our operations have been financed primarily by our public offerings of common stock, the EQRx Acquisition, net proceeds of $230.6 million from the issuance of our preferred stock and $188.7 million received under the Sanofi Agreement for upfront payments and for research and development cost reimbursement.

As of March 31, 2024, we had $1.7 billion in cash, cash equivalents and marketable securities.

As of March 31, 2024, we had an accumulated deficit of $1.3 billion. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our product candidates and our pre-clinical research portfolio, and to a lesser extent, general and administrative expenditures. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue to advance our product candidates and pre-clinical research portfolio.

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

We will need to obtain substantial additional funding in the future to continue the preclinical and clinical development of our current and future programs and to prepare for their potential commercialization. If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, acquisitions and collaborations or licensing arrangements. If we do raise additional capital through public or private equity offerings or acquisitions using our common stock, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and if the debt is convertible into our common stock, the ownership interest of our stockholders may be diluted. If we are unable to raise capital, we may need to delay, reduce or terminate planned activities to reduce costs. Doing so will likely harm our ability to execute our business plans.

Cash flows

The following table summarizes our consolidated cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(160,560)	$(62,391)
Investing activities	(247,966)	3,996
Financing activities	810	324,205
Net change in cash and cash equivalents	$(407,716)	$265,810

Cash used in operating activities

During the three months ended March 31, 2024, cash used in operating activities of $160.6 million was attributable to a net loss of $116.0 million and a net change of $47.2 million in our operating assets and liabilities and $2.7 million in non-cash charges. The change in operating assets and liabilities was primarily due to a $29.0 million decrease in accounts payable; a $21.3 million decrease in accrued expenses and other current liabilities, a $0.6 million decrease in prepaid expenses and other current assets; a $2.1 million increase in noncurrent liabilities; and a $1.3million decrease in accounts receivable. The non-cash charges primarily consisted of stock-based compensation expense of $16.2 million, a $2.8 million impairment of a long term asset acquired as part of the EQRx Acquisition, depreciation and amortization of $1.8 million, amortization of operating lease right-of-use asset of $1.0 million offset by net amortization of premium on marketable securities of $15.2 million and a $3.9 million change in fair value of warrant liabilities and contingent earn-out shares.

During the three months ended March 31, 2023, cash used in operating activities of $62.4 million was attributable to a net loss of $68.1 million and a net change of $2.9 million in our operating assets and liabilities offset by $8.7 million in non-cash charges. The non-cash charges primarily consisted of stock-based compensation expense of $9.7 million, depreciation and amortization of $1.5 million, amortization of operating lease right-of-use asset of $1.1 million and net amortization of premium on marketable securities of $3.6 million. The change in operating assets and liabilities was primarily due to a $3.0 million decrease in deferred revenue associated with the Sanofi agreement; a $0.9 million decrease in operating lease liability; a $1.1 million decrease in accounts payable; a $1.8 million decrease in accrued expenses and other current liabilities, offset by $1.6 million decrease in prepaid expenses and other current assets; a $0.7 million decrease in accounts receivable; and a $1.4 million increase in other noncurrent liabilities.

Cash provided by (used in) investing activities

During the three months ended March 31, 2024, cash used in investing activities of $248.0 million was comprised of maturities of marketable securities of $456.9 million partially offset by purchases of marketable securities of $701.7 million and purchases of property and equipment of $3.2 million.

During the three months ended March 31, 2023, cash provided by investing activities of $4.0 million was comprised of maturities of marketable securities of $198.9 million partially offset by purchases of marketable securities of $193.1 million and purchases of property and equipment of $1.8 million.

Cash provided by financing activities

During the three months ended March 31, 2024, cash provided by financing activities comprised of $0.8 million in proceeds from the issuance of common stock upon the exercise of stock options.

During the three months ended March 31, 2023, cash provided by financing activities of $324.2 million was comprised of $323.7 million in proceeds from the March 2023 underwritten public offering and $0.5 million in proceeds from the issuance of common stock upon the exercise of stock options.

Contractual obligations and commitments

We have contractual obligations related to our office and laboratory space lease in Redwood City, California, described in “Note 8. Commitments and contingencies” in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Critical accounting policies, significant judgments and use of estimate

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of our critical accounting estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K. There have been no material changes to these critical accounting estimates since our 2023 Form 10-K.

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

We held cash, cash equivalents and marketable securities of $1.7 billion and $1.9 billion as of March 31, 2024 and December 31, 2023, respectively, which consisted of bank deposits, money market funds, U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, an immediate one percent change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President, Chief Executive Officer and Director and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2024. Based on the evaluation, our President, Chief Executive Officer and Director and our Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were, in design and operation, effective to the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant net losses. Our net losses were $436.4 million, $248.7 million and $187.1 million, for the years ended December 31, 2023, 2022 and 2021, respectively. As of March 31, 2024, we had an accumulated deficit of $1.3 billion. We have funded our operations to date primarily with proceeds from the sale of common stock and preferred stock and upfront payments and research and development cost reimbursement received under our collaboration agreement with Genzyme Corporation, an affiliate of Sanofi (the Sanofi Agreement). The Sanofi Agreement was terminated in June 2023, and Sanofi has no further reimbursement obligations following this termination. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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
•
negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such collaborations;

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

We completed the acquisition of EQRx, Inc. (EQRx) (the EQRx Acquisition) on November 9, 2023. Risks, contingencies and other uncertainties that could adversely affect our business, financial condition and results of operations following the acquisition, and any anticipated benefits of the acquisition, include:

•
the effect of the EQRx Acquisition on our ability to attract, motivate, retain and hire key personnel and maintain our relationships with suppliers, collaboration partners and others with whom we do business, or on our operating results and business generally;
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

We or EQRx may be targets of stockholder class action and derivative lawsuits related to the EQRx Acquisition which could result in substantial costs.

Stockholder class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages.

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

Preclinical studies, clinical trials and additional research and development activities will require substantial funds to complete. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $1.7 billion. We have raised $1.3 billion in underwritten public offerings, including our IPO in February 2020, net of underwriting discounts and commissions and offering expenses and have completed sales generating $122.1 million in net proceeds (after deducting commissions and expenses) pursuant to our at-the-market equity offering program with Cowen and Company, LLC (Cowen). The EQRx Acquisition added $1.1 billion to our working capital. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs and to prepare for their potential commercialization. If we are able to gain marketing approval for our product candidates, we will require significant additional amounts of cash in order to launch and commercialize our product candidates, if approved, to the extent that their launch and commercialization are not the responsibility of another collaborator that we may contract with in the future. In addition, other unanticipated costs may arise. Because the design and outcome of our current, planned and potential future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

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

We are early in our development efforts. We are evaluating certain of our product candidates in clinical trials, whereas additional clinical development opportunities for certain of our other programs subject to portfolio priority decisions. Additionally, the remainder of our programs are in the preclinical stage. We have invested substantially all of our efforts and financial resources in the identification of targets and preclinical development of small molecules to treat cancer. The success of our business, including our ability to finance our company and generate revenue from products in the future, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. Our current product candidates, and any of our future product candidates, will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from product sales.

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

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. For example, historically, targeted therapies have been susceptible to resistance mutations in cancer cells that facilitate escape from anti-tumor response. Should such resistance mutations arise in patients being treated with our product candidates, the clinical benefit associated with those candidates may be compromised. We are currently planning registrational clinical trials for our RAS(ON) inhibitors, and these studies may not produce results that are consistent with expectations or that are predicted by our initial clinical observations for these compounds.

There can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval of any products.

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
•
the risk that patients enrolled in clinical trials will not remain on the trial through the completion of evaluation; and
•
the ability of our clinical trial investigators to enroll patients in cases of outbreak of disease, geopolitical or other conflicts or natural disasters, including as a result of the ongoing war between Russia and Ukraine or escalation of conflicts in the Middle East.

In addition, our clinical trials will compete with approved therapies, including sotorasib and adagrasib, as well as other clinical trials for product candidates that are in the same therapeutic areas (and that seek to evaluate patients with cancer cells having the same mutations), particularly with patients having KRASG12C or KRASG12D mutations as our current and potential future product candidates. This competition and competition with approved therapies will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to pursue a treatment regimen using an approved therapy or enroll in a trial conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites. Moreover, because our current and potential future product candidates may represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our ongoing or any future clinical trials.

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

The development of RMC-4630 has included combinations with Amgen’s KRAS(OFF)G12C inhibitor sotorasib, Mirati’s KRAS(OFF)G12C inhibitor adagrasib and Merck’s PD-1 inhibitor pembrolizumab, and we may in the future, develop our product candidates in combination with one or more approved cancer therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially. In addition, developing combination therapies using approved therapeutics, are doing and may continue to do for our product candidates, also exposes us to additional clinical risks, such as the requirement that we demonstrate the safety and efficacy of each active component of any combination regimen we may develop, including any incremental benefits associated with our product candidates, which may prove challenging.

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

There are several programs in clinical development targeting KRAS G12C, including programs directed at KRAS(OFF) G12C being conducted by Amgen Inc., Betta Pharmaceuticals Co., Ltd., Bristol Myers Squibb Company, Chengdu Huajian Future Technology Co. Ltd., D3 BIO, Inc., Eli Lilly, GenEros Biopharma Ltd., Genhouse Bio Co. Ltd., Guangzhou BeBetter Medicine Technology Co., Ltd., HUYA Bioscience, Innovent Biologics, Inc. (licensed to Genfleet Therapeutics), InventisBio, Jacobio Pharmaceuticals Co. Ltd., Jiangsu Hansoh Pharmaceutical Group Co., Ltd., Merck, Sharpe & Dohme LLC, Novartis AG, Roche, Shanghai Junshi Biosciences Co., Ltd., Shanghai YingLi Pharmaceutical, Shouyao Holdings (Beijing) Co. Ltd. and Suzhou Zelgen Biopharmaceuticals. BridgeBio Pharma, Inc. and Frontier Medicines each have a dual KRAS(ON/OFF) G12C program in the clinic. There are also several clinical programs directed at KRAS G12D, including those being conducted by Astellas Pharma Inc., Bristol Myers Squibb Company, Incyte Corporation and Jiangsu Hengrui Pharmaceuticals Company Ltd. In addition, there are a few clinical programs directed at KRAS G12V, including Affini-T Therapeutics and Yingkai Saiwei (Beijing) Biotechnology. Other clinical programs directed at mutant RAS are being conducted, including those by Alaunos Therapeutics, Inc., Boehringer Ingelheim, Chugai Pharmaceutical Co., Ltd., Elicio Therapeutics, Gritstone bio, Inc., Moderna, Inc., Quanta Therapeutics, RasCal Therapeutics, Shanghai YingLi Pharmaceutical, Silenseed Ltd. and Targovax ASA. There are several programs in clinical development targeting SHP2, including those being conducted by Betta Pharmaceuticals Co., Ltd., Etern BioPharma (Shanghai) Co. Ltd., Genhouse Bio Co. Ltd., Hutchmed Ltd., HUYA Bioscience, InnoCare Pharma Ltd., Jacobio Pharmaceuticals Co. Ltd., Jiangsu Hansoh Pharmaceutical Group Co., Ltd., Nanjing Sanhome Pharmaceutical, Navire Pharma, Inc., a BridgeBio company (licensed to Bristol-Myers Squibb Company), Novartis AG, Pfizer, Inc., Relay Therapeutics, Inc. (licensed to Roche), Shanghai Gopherwood Biotech Co., Ltd. and Shanghai Ringene Biopharma Co., Ltd. The above list includes corporate competitors that we are currently aware of and that are currently conducting clinical trials or marketing in geographies where we currently anticipate conducting clinical trials for our product candidates. However, companies operating in other geographies and smaller and other early-stage companies may also prove to be significant competitors. In addition, academic research departments and public and private research institutions may be conducting research on compounds that could prove to be competitive.

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

This lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain regulatory approval to market any of our product candidates. The FDA, the EMA and other comparable foreign authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any product candidate that we develop. Even if we believe the data collected from future clinical trials of our product candidates are promising, this data may not be sufficient to support approval by the FDA, the EMA or any other regulatory authority.

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
•
delays in identifying, recruiting and training suitable clinical investigators;
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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (CTR), which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state in which the clinical trial takes place to both the competent national health authority and an independent ethics committee, the CTR introduced a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR contemplates a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by the EU Clinical Trials Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third party service providers, such as our CROs, may impact our development plans.

The United Kingdom’s (UK) regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). However, in January 2022, the Medicines and Healthcare products Regulatory Agency (MHRA) launched an eight-week consultation on reframing the UK legislation for clinical trials with the aim to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK government published its response to the consultation in March 2023, confirming that it would bring forward changes to the legislation. These resulting legislative amendments will be closely watched and will determine how closely the UK regulations will be aligned with the CTR. Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the (EU) CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products apply in Northern Ireland. In February 2023, the UK Government and the European Commission reached a political agreement on the “Windsor Framework” which will revise the Protocol on Ireland/Northern Ireland in order to address some of the perceived shortcomings in its operation. Under the proposed changes, Northern Ireland would be reintegrated under the regulatory authority of the MHRA with respect to medicinal products. The implementation of the Windsor Framework will occur in various stages, with new arrangements relating to the supply of medicines into Northern Ireland due to take effect in 2025. A decision by the UK government not to closely align any new legislation with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to countries in the EU.

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

For example, the safety data we have released for RMC-6236-001 and RMC-6291-001 studies included adverse events (AEs), including serious adverse events (SAEs) and AEs that led to dose reduction.

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

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us or any of our existing or potential future collaboration partners from obtaining approvals for the commercialization of any of our product candidates.

Any of our current or future product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction, and it is possible that none of our current or future product candidates will ever obtain regulatory approval. We have no experience submitting and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any of our product candidates may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023, and would, among other things, potentially reduce the duration of regulatory data protection and revise the eligibility for expedited pathways. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council, and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant long-term impact on the biopharmaceutical industry.

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

If we experience delays in obtaining approval or if we fail to obtain approval of any of our current or future product candidates, the commercial prospects for those product candidates may be harmed.

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

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign marketing approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets or receive applicable marketing approvals in international markets, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

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

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. However, the advancement of a particular product candidate may ultimately prove to be unsuccessful or less successful than another program in our pipeline that we might have chosen to pursue on a less aggressive basis. Our estimates regarding the potential market for our product candidates could be inaccurate, and our spending on current and future research and development programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

Complementary diagnostics and/or companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval, clearance or certification prior to commercialization. In addition, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. Companion diagnostics are developed in conjunction with clinical programs for the associated therapeutic product, and the FDA has generally required premarket approval of companion diagnostics for cancer therapies. The approval or clearance of a companion diagnostic as part of the therapeutic product’s further labeling limits the use of the therapeutic product to only those patients who express the specific characteristic, such as a biomarker, that the companion diagnostic was developed to detect.

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

If a product is intended for the treatment of a serious or life-threatening condition, and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for fast track designation. Specifically, drugs are eligible for fast track designation if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the application may be eligible for priority review. An NDA submitted for a fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

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

We may also seek breakthrough therapy designation for our product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, increased interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs and biologics designated as breakthrough therapies also receive the same benefits associated with fast track designation, including eligibility for rolling review of a submitted NDA, if the relevant criteria are met. Like fast track designation, breakthrough therapy designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if a product candidate we develop qualifies as a breakthrough therapy, the FDA may later decide that the drug no longer meets the conditions for qualification and rescind the designation.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. In June 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain government agencies to review and reconsider their existing policies and rules that limit access to healthcare.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory cap on the Medicaid drug rebate beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. Most recently, in August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2026). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. In August 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated, and the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

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

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous, federal, state and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials in the United States and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, or claims by third parties and damage to our reputation.

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

Further, various states have implemented certain data privacy and security laws and regulations that impose restrictive requirements regulating the use and disclosure of health-related and other personal information. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, CCPA) requires certain businesses that process personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have been passed in other states, and are continuing to be proposed at the state and the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA or the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

We must also comply with the UK General Data Protection Regulation, which, together with the UK Data Protection Act 2018, retains the GDPR in UK national law (collectively, the UK GDPR). The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of £17.5 million or 4% of global turnover of a noncompliant undertaking’s global annual revenue for the preceding financial year. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. We may incur liabilities, expenses, costs and other operational losses under the GDPR and privacy laws of the applicable EU and EEA Member States and the UK in connection with any measures we take to comply with them. As we continue to expand into other foreign countries and jurisdictions, we may also be subject to additional laws and regulations that may affect how we conduct business.

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

We, our CROs and certain of our service providers are from time to time, subject to cyberattacks and security incidents. While we have not to our knowledge experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our or our critical third parties’ operations, it could result in delays and/or material disruptions of our research and development programs, our operations and ultimately, our financial results. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their information technology systems could also adversely impact our business. Further, due to the current political uncertainty involving Russia and Ukraine, there is an increased likelihood that the tensions could result in cyberattacks or cybersecurity incidents that could either directly or indirectly impact our or our critical third parties’ operations. To the extent that any disruption or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of Confidential Information, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material, we could incur liability due to delays in the development and commercialization of our product candidates or other business activities and we may be exposed to reputational harm, litigation, regulatory investigations and enforcement, fines and penalties, or increased costs of compliance and system remediation.

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

Collaborations involving our current and future product candidates may pose the following risks to us:

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

We face significant competition in seeking appropriate strategic partners, and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for other collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the progress of our clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Further, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for future product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.

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

We have participated and in the future may participate in clinical collaborations where a partner is responsible for conducting a clinical trial involving our product candidates. These collaborators may be commercial entities, such as Amgen’s Phase 1b trial evaluating the combination of RMC-4630 and the KRAS(OFF)G12C inhibitor sotorasib in Amgen’s CodeBreaK 101c study, Sanofi’s Phase 1/2 trial that evaluated the combination of RMC-4630 and Merck’s PD-1 inhibitor pembrolizumab, the Phase 1/2 study that evaluated the combination of RMC-4630 and Mirati Therapeutics’ KRAS(OFF)G12C inhibitor, adagrasib, or investigator-sponsored or initiated studies that use our product candidates, such as the Netherlands Cancer Institute’s study of the combination of RMC-4630 with Eli Lilly’s investigational ERK inhibitor (LY3214996) and UCSF’s Phase 1/1b trial of RMC-5552. Although we intend to design the clinical trials for our product candidates, or be involved in the design when other parties sponsor the trials, because these collaborators will have primary responsibility for the conduct of these trials, many important aspects of our clinical development for these trials, including their conduct and timing, is outside of our direct control.

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

Some of our third-party suppliers are currently our sole source of drug supplies (including key starting and intermediate materials) and, as a result, an issue with one of these suppliers may impact our development or commercial plans. Our use of new third-party manufacturers or suppliers increases the risk of delays in production or insufficient supplies of our product candidates (and the key starting and intermediate materials for such product candidates) as we transfer our manufacturing technology to these manufacturers or suppliers and as they gain experience manufacturing or producing our product candidates (and the key starting and intermediate materials for these product candidates).

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

Additionally, in January 2024, there was Congressional activity, including the introduction of the BIOSECURE Act (H.R. 7085) in the House of Representatives and a substantially similar Senate bill (S.3558). If these bills became law, or similar laws are passed, they would have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We do business with companies in China, including some named in these bills, and it is possible some of our contractual counterparties could be impacted by the legislation described above.

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

Our future relationships with customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act (FCA), which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any products for which we obtain marketing approval. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under the Medicare and Medicaid programs or other federal healthcare programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;
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

Our success depends in significant part on our ability and the ability of our collaborators to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our product candidates and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. If we and our collaborators are unable to obtain and maintain sufficient intellectual property protection for our product candidates or the product candidates that we may identify, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize product candidates similar or identical to ours, and our ability (and the ability of our collaborators) to successfully commercialize our product candidates may be impaired. Our patent coverage with respect to our clinical and preclinical programs is limited, and we can provide no assurance that any of our current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. Failure to obtain such issued patents could negatively impact our ability to develop or commercialize any of our product candidates or technology.

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

We have entered into licensing agreements with third parties. If we or a third party fail to comply with the obligations in the agreements under which we license intellectual property rights to or from third parties, or these agreements are terminated, or we otherwise experience disruptions to business relationships with our licensors or licensees, our competitive position, business, financial condition, results of operations and prospects could be harmed.

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

Obtaining and enforcing patents in the pharmaceutical industry is inherently uncertain, due in part to ongoing changes in the patent laws. For example, in the United States, depending on decisions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents, and interpretation thereof, could change in ways that could weaken our and our licensors’ or collaborators’ ability to obtain new patents or to enforce existing or future patents, or that affect the term of our or our licensors’ or collaborators’ patents. For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Therefore, there is increased uncertainty with regard to our and our licensors’ or collaborators’ ability to obtain patents in the future, as well as uncertainty with respect to the value of patents once obtained.

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

Periodic maintenance fees, renewal fees, annuity fees and various other fees are required to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of a patent. In certain circumstances, we rely on our licensors and collaborators to pay these fees. The USPTO and various foreign patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar requirements during the patent application and prosecution process. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official communications within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. While an inadvertent lapse can in some cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in irrevocable abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we or our licensors or collaborators fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market with similar or identical products or technology, which would harm our business, financial condition, results of operations and prospects.

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

As of March 31, 2024, we had 411 full-time employees, including 337 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we operate as a public company, we expect to need additional managerial, research and development, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We or the third parties upon whom we depend are subject to risk from earthquakes, outbreak of disease, other natural disasters and catastrophic events and may be subject to disruption as a result of war, terrorism, political unrest and other causes.

Our corporate headquarters and other facilities are located in the San Francisco Bay Area, which in the past has experienced severe earthquakes, wildfires and flooding. We do not carry earthquake insurance. Earthquakes, wildfires or other natural disasters could severely disrupt our operations, and negatively impact our business.

A significant natural disaster, power outage, or other catastrophic event, such as telecommunications failure, cyberattack, war, terrorist attack, sabotage, geopolitical event, pandemic, or other public health crisis or other catastrophic occurrence that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, may make it difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could negatively impact our business.

Furthermore, escalation of geopolitical tensions, including as a result of the ongoing war between Russia and Ukraine or escalation of conflicts in the Middle East, could impact our current or planned clinical operations and our business partners and suppliers, which could adversely affect our business, partners, suppliers or the economy as a whole. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and have substantial impact on the global economy and our business for an unknown period of time, including limiting our ability to include European or Middle Eastern sites as clinical trial locations in the future, as a result of which we may have to delay, reduce the scope of or suspend one or more of our clinical trials.

Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions to our business or disruptions in our activities or the activities of our partners, suppliers or the economy as a whole. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.

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

As of March 31, 2024, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 8.0% of our outstanding common stock. As a result, these stockholders, if they act together, may be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

As of March 31, 2024, 31.5 million shares of common stock that are either subject to outstanding options or restricted stock units reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, as of March 31, 2024, holders of approximately 2.1 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could impact the market price of our common stock.

There is no guarantee that our warrants will ever be in the money, and they may expire worthless.

Our warrants entitle registered holders to purchase 0.1112 shares of our common stock at an exercise price of $11.50 per such fractional share of common stock. There is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants could expire worthless.

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

We have the ability to redeem our outstanding public warrants at any time prior to their expiration (A) at a price of $0.01 per public warrant; provided that the last reported sales price of our common stock equals or exceeds $161.87 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give notice of such redemption to the public warrant holders and provided certain other conditions are met, and (B) at a price of $0.10 per public warrant; provided that (i) holders will be able to exercise their public warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of the common stock, (ii) if the last reported sales price of Common Stock equals or exceeds $89.93 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a public warrant as described in the “Description of Securities” filed as Exhibit 4.3 to our 2023 10-K under the heading “Public warrants — Anti-dilution Adjustments”) for any 20 trading days within the 30-trading day period ending three trading days before we send the notice of redemption to the public warrant holders, (iii) if the closing price of our common stock for any 20 trading days within a 30-trading day period ending three trading days before we send the notice of redemption to the public warrant holders is less than $161.87 per share (as adjusted), the private warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants and (iv) provided certain other conditions are met. A redemption in accordance with (B) above may result in public warrant holders having to exercise the public warrants at a time when they are out-of-the-money or receive nominal consideration from us for them.

The terms of the private warrants are substantially the same as to the public warrants; provided, that, except as described above in the discussion of the redemption of public warrants when the price per share of our common stock equals or exceeds $89.93, the private warrants are exercisable on a cashless basis and are non-redeemable for cash so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants are redeemable by us and exercisable by such holders on the same basis as the public warrants. Please see Exhibit 4.3 “Description of Securities — Warrants — Public Warrants” filed with our 2023 Form 10-K for additional information.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any state law derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, any action to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended (the Exchange Act) or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause or causes of action under the Securities Act. Such provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint and any other professional or entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

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

To date, we have primarily financed our operations through the sale or issuance of preferred stock and common stock and upfront payments and research and development cost reimbursement received in connection with our prior collaboration with Sanofi and the EQRx Acquisition. We will be required to seek additional funding in the future and may do so through a combination of public or private equity offerings, debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional funds by issuing equity securities, our stockholders may suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. For example, the EQRx Acquisition, an all-stock transaction pursuant to which we issued shares of our common stock according to a blended formula, resulted in substantial dilution to our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities would receive any distribution of our corporate assets. Attempting to secure additional financing may also divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations (collectively, Trade Laws), prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act, and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Select Market and the rules of the SEC require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.

We have issued in the past, and may from time to time issue, additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, pursuant to a sales agreement we entered into with Cowen in November 2021, as amended in March 2023, we have agreed to sell shares of common stock, from time to time, with aggregate gross sales proceeds of up to $250.0 million, through an at-the-market equity offering program under which Cowen acts as our sales agent. As of December 31, 2023, we have completed sales totaling $125.2 million in gross proceeds pursuant to this program. After deducting commissions and expenses of $3.1 million, net proceeds to us were $122.1 million. In addition, in November 2023, we completed the EQRx Acquisition, which was an all-stock transaction pursuant to which we issued shares of our common stock according to a blended formula, resulting in substantial dilution to our stockholders. If we in the future issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

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

If we fail to maintain proper and effective internal controls over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

As a public company, we are subject to Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting.

In order to provide the reports required by these rules we must conduct reviews and testing of our internal controls. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis, and our financial statements may be materially misstated. Further, failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company, we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. In order to report our results of operations and financial statements on an accurate and timely basis, we will depend on third party vendors to provide timely and accurate notice of their costs to us. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares and warrants from the Nasdaq Global Select Market or other adverse consequences.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds from the Sale of Registered Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarterly period ended March 31, 2024, the following directors and officers of the Company adopted Rule 10b5-1 trading arrangements that are each intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act. The details of these arrangements are as follows:

On March 21, 2024, Wei Lin, M.D., the Company’s Chief Medical Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act. Dr. Lin’s trading arrangement covers the sale of the number of shares of the Company’s common stock required to be sold to cover tax withholding obligations for restricted stock unit awards that vest after June 15, 2024. The aggregate number of shares to be sold pursuant to this trading arrangement is dependent on the number of restricted stock units awards that may be granted to Dr. Lin from time to time and the taxes on these restricted stock unit awards, and, therefore, is indeterminable at this time.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	2/18/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	3/8/2021	3.1
10.1#	Non-Employee Director Compensation Program				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 has been formatted in Inline XBRL.				X

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

Revolution Medicines, Inc.

Date: May 8, 2024	By:	/s/ Mark A. Goldsmith
Mark A. Goldsmith, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Revolution Medicines, Inc.

Date: May 8, 2024	By:	/s/ Jack Anders
Jack Anders
Chief Financial Officer (Principal Financial and Accounting Officer)