Form 10-Q
period 2024-06-30
Revolution Medicines, Inc.
filed 2024-08-07
CIK 1628171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2 2024, the registrant had 167,038,943 shares of common stock, $0.0001 par value per share, outstanding (excluding 5,560,000 contingent earn-out shares).

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$275,713	$696,148
Marketable securities	1,315,002	1,156,807
Accounts receivable	—	1,254
Prepaid expenses and other current assets	34,015	25,072
Total current assets	1,624,730	1,879,281
Property and equipment, net	25,284	22,865
Operating lease right-of-use asset	75,305	77,149
Intangible assets, net	57,205	57,739
Goodwill	14,608	14,608
Restricted cash	3,031	3,031
Other noncurrent assets	8,274	7,032
Total assets	$1,808,437	$2,061,705
Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable	$29,319	$61,788
Accrued expenses and other current liabilities	67,681	74,694
Operating lease liability, current	8,332	7,369
Total current liabilities	105,332	143,851
Deferred tax liability	3,115	3,115
Operating lease liability, noncurrent	79,079	80,575
Warrant liabilities	1,407	6,512
Other noncurrent liabilities	656	1,458
Total liabilities	189,589	235,511
Commitments and contingencies (Note 8)
Stockholdersʼ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively; none issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 171,206,508 and 170,234,594 shares issued as of June 30, 2024 and December 31, 2023, respectively; 165,646,508 and 164,674,594 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	16	16
Additional paid-in capital	3,007,639	2,963,342
Accumulated other comprehensive income (loss)	(1,863)	544
Accumulated deficit	(1,386,944)	(1,137,708)
Total stockholdersʼ equity	1,618,848	1,826,194
Total liabilities and stockholdersʼ equity	$1,808,437	$2,061,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Collaboration revenue	$—	$3,824	$—	$10,838
Total revenue	—	3,824	—	10,838
Operating expenses:
Research and development	134,932	97,981	252,953	166,928
General and administrative	21,711	14,640	44,549	27,864
Total operating expenses	156,643	112,621	297,502	194,792
Loss from operations	(156,643)	(108,797)	(297,502)	(183,954)
Other income, net:
Interest income	21,487	10,499	45,247	17,558
Other income (expense), net	16	—	(2,793)	—
Change in fair value of warrant liabilities and contingent earn-out shares	1,907	—	5,812	—
Total other income, net	23,410	10,499	48,266	17,558
Loss before income taxes	(133,233)	(98,298)	(249,236)	(166,396)
Benefit from income taxes	—	—	—	—
Net loss	$(133,233)	$(98,298)	$(249,236)	$(166,396)
Net loss per share attributable to common stockholders, basic and diluted	$(0.81)	$(0.92)	(1.51)	$(1.65)
Weighted-average common shares used to compute net loss per share, basic and diluted	165,141,936	106,884,185	164,935,542	100,891,375

Comprehensive loss:
Net loss	$(133,233)	$(98,298)	$(249,236)	$(166,396)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments, net	(665)	(695)	(2,407)	529
Comprehensive loss	$(133,898)	$(98,993)	$(251,643)	$(165,867)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholdersʼ
	Shares	Amount	Capital	Income/ (Loss)	Deficit	Equity
Balance at December 31, 2023	164,674,594	$16	$2,963,342	$544	$(1,137,708)	$1,826,194
Issuance of common stock pursuant to stock option exercises	73,342	—	810	—	—	810
Issuance of common stock related to vesting of restricted stock units	165,078	—	—	—	—	—
Stock-based compensation expense	—	—	16,208	—	—	16,208
Net unrealized loss on marketable securities	—	—	—	(1,742)	—	(1,742)
Net loss	—	—	—	—	(116,003)	(116,003)
Balance at March 31, 2024	164,913,014	$16	$2,980,360	$(1,198)	$(1,253,711)	$1,725,467
Issuance of common stock pursuant to stock option exercises	238,793	—	4,340	—	—	4,340
Issuance of common stock related to vesting of restricted stock units	303,953	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	190,748	—	3,164	—	—	3,164
Stock-based compensation expense	—	—	19,775	—	—	19,775
Net unrealized loss on marketable securities	—	—	—	(665)	—	(665)
Net loss	—	—	—	—	(133,233)	(133,233)
Balance at June 30, 2024	165,646,508	$16	$3,007,639	$(1,863)	$(1,386,944)	$1,618,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholdersʼ
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	90,411,912	$9	$1,388,300	$(1,780)	$(701,341)	$685,188
Issuance of common stock pursuant to stock option exercises	118,747	—	499	—	—	499
Issuance of common stock related to vesting of restricted stock units	85,891	—	—	—	—	—
Issuance of common stock from follow-on offering, net of offering costs of $21,294	15,681,818	2	323,704	—	—	323,706
Repurchase of early exercised stock	(291)	—	—	—	—	—
Stock-based compensation expense	—	—	9,699	—	—	9,699
Net unrealized gain on marketable securities	—	—	—	1,224	—	1,224
Net loss	—	—	—	—	(68,098)	(68,098)
Balance at March 31, 2023	106,298,077	$11	$1,722,202	$(556)	$(769,439)	$952,218
Issuance of common stock pursuant to stock option exercises	45,918	—	468	—	—	468
Issuance of common stock related to vesting of restricted stock units	174,252	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	139,967	—	2,109	—	—	2,109
Issuance of common stock upon at-the-market offering, net of issuance cost of $1,426	2,482,880	—	62,053	—	—	62,053
Stock-based compensation expense	—	—	12,980	—	—	12,980
Net unrealized loss on marketable securities	—	—	—	(695)	—	(695)
Net loss	—	—	—	—	(98,298)	(98,298)
Balance at June 30, 2023	109,141,094	$11	$1,799,812	$(1,251)	$(867,737)	$930,835

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(249,236)	$(166,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	116	1
Amortization of intangible assets	534	534
Stock-based compensation expense	35,983	22,679
Depreciation	3,182	2,428
Change in fair value of warrant liabilities and contingent earn-out shares	(5,812)	—
Net amortization of premium or discount on marketable securities	(26,146)	(8,428)
Amortization of operating lease right-of-use asset	1,844	1,344
Impairment of assets	2,761	—
Changes in operating assets and liabilities:
Accounts receivable	1,254	2,163
Prepaid expenses and other current assets	(8,943)	476
Accounts payable	(33,040)	7,584
Accrued expenses and other current liabilities	(6,594)	13,382
Deferred revenue	—	(4,459)
Operating lease liability	(533)	(949)
Other noncurrent assets	(4,002)	178
Other noncurrent liabilities	(95)	(49)
Net cash used in operating activities	(288,727)	(129,512)
Cash flows from investing activities
Purchases of marketable securities	(1,076,536)	(369,272)
Maturities of marketable securities	942,080	332,601
Purchases of property and equipment	(5,566)	(2,877)
Net cash used in investing activities	(140,022)	(39,548)
Cash flows from financing activities
Proceeds from issuance of common stock upon follow-on offering, net of issuance costs	—	323,706
Proceeds from issuance of common stock upon at-the-market offering, net of issuance costs	—	62,053
Proceeds from issuance of common stock under equity incentive plans	5,150	967
Proceeds from issuance of common stock related to employee stock purchase plan	3,164	2,109
Net cash provided by financing activities	8,314	388,835
Net increase (decrease) in cash, cash equivalents and restricted cash	(420,435)	219,775
Cash, cash equivalents and restricted cash - beginning of period	699,179	163,149
Cash, cash equivalents and restricted cash - end of period	$278,744	$382,924
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	275,713	380,330
Restricted cash	3,031	2,594
Cash, cash equivalents and restricted cash - end of period	$278,744	$382,924
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$2,762	$2,030

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

Liquidity

The Company has incurred net operating losses in each year since inception. As of June 30, 2024, the Company had an accumulated deficit of $1.4 billion. Management believes that its existing cash, cash equivalents and marketable securities will enable the Company to fund its planned operations for at least 12 months following the issuance date of these unaudited condensed consolidated financial statements. The Company has been able to fund its operations through the issuance and sale of common stock and redeemable convertible preferred stock, the acquisition of EQRx, Inc. (EQRx), and upfront payments and research and development cost reimbursement received under the Company’s prior collaboration agreement with Genzyme Corporation, an affiliate of Sanofi. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

Public offerings

In November 2021, the Company entered into a sales agreement with Cowen and Company, LLC, as amended in March 2024, to sell shares of its common stock, from time to time, with aggregate gross proceeds of up to $250 million, through an at-the-market equity offering program (the 2021 ATM Program). During the year ended December 31, 2023, the Company sold an aggregate of 2,482,880 shares of common stock under the 2021 ATM Program resulting in gross proceeds to the Company of $63.5 million. After deducting commissions and expenses of $1.4 million, net proceeds to the Company under the 2021 ATM Program were $62.1 million during the year ended December 31, 2023. During the three and six months ended June 30, 2024, the Company did not sell any shares of the Company’s common stock under the 2021 ATM Program.

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

2.
Summary of significant accounting policies

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and applicable rules of the Securities and Exchange Commission (SEC) regarding interim financial reporting and, in the opinion of management, include all normal and recurring adjustments which are necessary to state fairly the Company’s financial position and results of operations for the reported periods. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 26, 2024. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The unaudited condensed consolidated financial statements for the periods ended June 30, 2024 and June 30, 2023 include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The functional and reporting currency of the Company and its subsidiaries is the U.S. dollar.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including the fair value of assets acquired and liabilities assumed and related purchase price allocation, revenue recognition, clinical accruals, income taxes, useful lives of property and equipment and intangible assets, impairment of goodwill and intangibles, impairment of in-process research and development and developed technologies, the incremental borrowing rate for determining operating lease assets and liabilities, warrant liabilities and stock-based compensation. Estimates are based on historical experience, complex judgments, facts and circumstances available at the time and various other assumptions that are believed to be reasonable under the circumstances but are inherently uncertain and unpredictable. Actual results could materially differ from the Company’s estimates, and there may be changes to the estimates in future periods.

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB), under its ASC or other standard setting bodies, and adopted by the Company as of the specified effective date. No new pronouncements have been adopted by the Company for the three and six months ended June 30, 2024.

Recently announced accounting pronouncements

On March 6, 2024, the SEC issued Final Rule No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The rule will require registrants to provide certain climate-related information in their registration statements and annual reports. The rule requires information about a registrant’s climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks also includes disclosure of a registrant's greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. The Company is evaluating the potential impact of this rule on the condensed consolidated financial statements and related disclosures.

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

4.
Fair value measurements

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, marketable securities, accounts payable and accrued expenses and other current liabilities approximate fair value due to their relatively short maturities and market interest rates, if applicable. For more information, refer to Note 5 regarding the fair value of the Company’s available-for-sale securities.

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

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	June 30, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$120,809	$120,809	$—	$—
Commercial paper	358,815	—	358,815	—
Certificates of deposit	12,701	—	12,701	—
U.S. government and agency securities	740,616	—	740,616	—
Corporate bonds	351,012	—	351,012	—
Total	$1,583,953	$120,809	$1,463,144	$—
Liabilities:
Contingent earn-out liability	293	—	—	293
Warrant liabilities	1,407	787	620	—
Total	$1,700	$787	$620	$293

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$288,757	$288,757	$—	$—
Commercial paper	692,352	—	692,352	—
U.S. government and agency securities	786,406	—	786,406	—
Corporate bonds	85,218	—	85,218	—
Total	$1,852,733	$288,757	$1,563,976	$—
Liabilities:
Contingent earn-out liability	1,000	—	—	1,000
Warrant liabilities	6,512	3,643	2,869	—
Total	$7,512	$3,643	$2,869	$1,000

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

5.
Available-for-sale securities

The following tables summarize the amortized cost and estimated fair value of the Company’s available-for-sale marketable securities and cash equivalents and the gross unrealized gains and losses:

	June 30, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$254,482	$1	$(184)	$254,299
Certificates of deposit	12,706	1	(6)	12,701
U.S. government and agency securities	698,154	17	(1,181)	696,990
Corporate bonds	351,468	54	(510)	351,012
Total marketable securities	1,316,810	73	(1,881)	1,315,002
Cash equivalents:
Money market funds	120,809	—	—	120,809
Commercial paper	104,570	—	(54)	104,516
U.S. government and agency securities	43,627	—	(1)	43,626
Total cash equivalents	269,006	—	(55)	268,951
Total available-for-sale securities	$1,585,816	$73	$(1,936)	$1,583,953

	December 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$460,979	$108	$(100)	$460,987
U.S. government and agency securities	610,188	769	(355)	610,602
Corporate bonds	85,030	189	(1)	85,218
Total marketable securities	1,156,197	1,066	(456)	1,156,807
Cash equivalents:
Money market funds	288,757	—	—	288,757
Commercial paper	231,380	33	(48)	231,365
U.S. government and agency securities	175,855	3	(54)	175,804
Total cash equivalents	695,992	36	(102)	695,926
Total available-for-sale securities	$1,852,189	$1,102	$(558)	$1,852,733

The amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are summarized below as of June 30, 2024:

	June 30, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Mature in one year or less	$1,384,979	$41	$(1,489)	$1,383,531
Mature after one year through two years	200,837	32	(447)	200,422
Total available-for-sale securities	$1,585,816	$73	$(1,936)	$1,583,953

6.
Balance sheet components

Property and equipment, net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2024	2023
	(in thousands)
Laboratory equipment	$24,548	$21,505
Leasehold improvements	14,033	11,952
Computer equipment and software	6,307	5,806
Furniture and fixtures	842	783
Construction in progress	7	513
	45,737	40,559
Less: accumulated depreciation and amortization	(20,453)	(17,694)
Property and equipment, net	$25,284	$22,865

Depreciation expense for property and equipment amounted to $1.6 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively and $3.2 million and $2.4 million for the six months ended June 30, 2024 and 2023, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2024	2023
	(in thousands)
Accrued compensation	$14,734	$23,613
Accrued research and development	49,685	45,003
Accrued professional services	2,605	2,182
Other	657	3,896
Total accrued expenses and other current liabilities	$67,681	$74,694

7.
Intangible assets and goodwill

Intangible assets, net

Intangible assets, net consist of the following as of June 30, 2024:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(6,075)	1,405	1.4
Total	$63,280	$(6,075)	$57,205

Amortization expense for the three months ended June 30, 2024 and 2023 was $0.3 million, respectively and for the six months ended June 30, 2024 and 2023 was $0.5 million, respectively.

As of June 30, 2024, future amortization expense is as follows:

Amount
(in thousands)
2024 (remaining six months)	$535
2025	870
Total	$1,405

Intangible assets, net consist of the following as of December 31, 2023:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(5,541)	1,939	1.9
Total	$63,280	$(5,541)	$57,739

Goodwill

The following summarizes the change in the carrying value of goodwill for the three and six months ended June 30, 2024:

Amount
(in thousands)
Balance at December 31, 2023	$14,608
Adjustment	—
Balance at June 30, 2024	$14,608

No impairment has been recognized as of June 30, 2024. Goodwill recorded is not deductible for income tax purposes.

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

The Company maintains letters of credit for the benefit of the landlord which are classified as restricted cash in the unaudited condensed consolidated balance sheets. Restricted cash related to letters of credit due to the landlord was $2.4 million and $2.4 million as of June 30, 2024 and December 31, 2023, respectively.

Through June 30, 2024, the landlord had provided the Company with $9.6 million in tenant improvement allowances for the 700 Building, 300 Building and 900 Building, which were recognized as lease incentives. The lease incentives are being amortized as an offset to rent expense over the lease term in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

The balance sheet classification of the Company’s operating lease liabilities was as follows:

	June 30,	December 31,
	2024	2023
	(in thousands)
Operating lease liabilities:
Operating lease liability – current	$8,332	$7,369
Operating lease liability – noncurrent	79,079	80,575
Total operating lease liabilities	$87,411	$87,944

The components of lease costs for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Operating lease cost	$2,798	$1,925	$5,595	$3,742
Less: Sublease income	—	—	—	(302)
Total operating lease cost, net(1)	$2,798	$1,925	$5,595	$3,440

(1) Net lease cost does not include short-term lease and variable lease costs, which were immaterial.

As of June 30, 2024, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2024 (remaining six months)	$3,834
2025	10,476
2026	10,843
2027	11,222
2028	11,615
Thereafter	93,486
Total undiscounted lease payments	$141,476
Less: Imputed interest	(54,065)
Total operating lease liabilities	$87,411

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted-average discount rate used to determine the operating lease liability was 8.4%. As of June 30, 2024 and December 31, 2023, the weighted-average remaining lease term was 11.6 years and 12.0 years, respectively.

Legal matters

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that losses will be incurred and these losses can be reasonably estimated. The Company believes that as of June 30, 2024 and December 31, 2023 no such matters, individually or in the aggregate, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

During the three months ended June 30, 2024 and 2023, the Company recognized zero and $3.8 million of collaboration revenue associated with this agreement, respectively, and zero and $10.8 million for the six months ended June 30, 2024 and 2023, respectively.

10.
Common stock

As of June 30, 2024 and December 31, 2023, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. As of June 30, 2024, no dividends have been declared to date.

The Company has reserved shares of common stock for future issuance as follows:

	June 30,	December 31,
	2024	2023
Outstanding options to purchase common stock	13,811,570	11,083,349
Unvested restricted stock units of common stock	3,032,583	2,161,267
Available for future issuance under the 2020 Incentive Award Plan	10,094,505	6,241,188
Available for issuance under the 2020 Employee Stock Purchase Plan	3,850,404	2,394,407
Total	30,789,062	21,880,211

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

For the three and six months ended June 30, 2024, there were 190,748 shares of common stock purchased under the ESPP. As of June 30, 2024, a total of 3,850,404 shares of common stock were available for future issuance under the ESPP. As of June 30, 2024, there was $7.1 million of unrecognized compensation cost related to the ESPP.

Stock options

The following summarizes option activity under both the 2020 Plan and the 2014 Plan:

	Number of Shares underlying options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2023	11,083,349	$19.64	7.50	$115,009
Options granted	3,204,458	30.57
Options exercised	(312,135)	16.50
Options cancelled and forfeited	(164,102)	24.43
Balance, June 30, 2024	13,811,570	$22.19	7.59	$232,899
Options vested and exercisable as of June 30, 2024	6,958,644	$16.88	6.26	$155,397

As of June 30, 2024, there was $118.7 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.91 years.

Restricted stock units

Activity under the 2020 Plan with respect to the Company’s restricted stock units (RSUs) during the six months ended June 30, 2024 was as follows:

	Number of Shares	Weighted- average grant date fair value per share	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2023	2,161,267	$25.10	1.56	$61,985
RSUs granted	1,413,243	30.61
RSUs vested	(469,031)	25.98
RSUs forfeited	(72,896)	25.17
Balance, June 30, 2024	3,032,583	$27.53	1.61	117,695
Expected to vest as of June 30, 2024	3,032,583	$27.53	1.61	117,695

The number of RSUs vested includes shares of common stock that the Company withheld to satisfy the minimum statutory tax withholding requirements. As of June 30, 2024, there was $79.5 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 3.05 years.

Stock-based compensation expense

Total stock-based compensation expense related to stock options, RSUs and the ESPP by function was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Research and development	$12,775	$7,642	$23,020	$13,342
General and administrative	7,000	5,338	12,963	9,337
Total	$19,775	$12,980	$35,983	$22,679

12.
Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(133,233)	$(98,298)	$(249,236)	$(166,396)
Denominator:
Weighted-average shares outstanding	165,141,936	106,885,561	164,935,542	100,894,443
Less: Weighted-average unvested restricted shares and shares subject to repurchase	—	(1,376)	—	(3,068)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	165,141,936	106,884,185	164,935,542	100,891,375
Net loss per share attributable to common stockholders, basic and diluted	$(0.81)	$(0.92)	$(1.51)	$(1.65)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of June 30,
	2024	2023
Options to purchase common stock	13,811,570	10,789,298
Options early exercised subject to future vesting	—	872
Unvested restricted stock units of common stock	3,032,583	2,055,963
Expected shares to be purchased under ESPP	408,311	199,866
Warrants outstanding	2,194,342	—
Earn-out shares	973,976	—
Total	20,420,782	13,045,999

13.
Subsequent events

Lease agreement

In July 2024, the Company amended its Redwood City lease to lease an additional approximately 43,000 square feet of office, laboratory and research and development space located at 500 Saginaw Drive, Redwood City, California (the 500 Building). The Company will pay an initial annual base rent of approximately $2.7 million, which is subject to scheduled 3.5% annual increases, plus certain operating expenses. The Company has been provided a tenant improvement allowance of $4.3 million. The Company expects to take possession of the 500 Building in the third quarter of 2025. The Company has the option to extend the lease for an additional ten years after the first anniversary of the lease commencement date of the 500 Building.

2021 ATM Program

In July 2024, the Company sold an aggregate of 1,294,050 shares of common stock under the 2021 ATM Program resulting in gross proceeds of $60.8 million. After deducting commissions and expenses of $1.2 million, net proceeds to the Company were $59.6 million.

2024 ATM Program

In August 2024, the Company entered into a new sales agreement with TD Securities (USA) LLC (TD Cowen) to sell shares of the Company’s common stock, from time to time, with aggregate gross proceeds of up to $500 million, through an at-the-market equity offering program (the 2024 ATM Program) under which TD Cowen agreed to act as our sales agent. The 2024 ATM Program replaces the 2021 ATM Program and any unused balance remaining under the 2021 ATM Program is no longer available.

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

RMC-6236

RMC-6236, our RAS(ON) multi-selective inhibitor, is designed as an oral, RAS-selective tri-complex inhibitor of multiple RAS(ON) variants containing cancer driver mutations at all three of the major RAS mutation hotspot positions (G12, G13 and Q61). RMC-6236 inhibits all three major RAS isoforms, suppressing the mutant cancer driver and cooperating wild-type RAS proteins.

A monotherapy first-in-human study of RMC-6236, which we refer to as the RMC-6236-001 study, is ongoing.

On October 22, 2023, we reported interim safety and anti-tumor activity data for dose levels of 80 mg daily and above from the RMC-6236-001 study as of an October 12, 2023 data cut-off date. These data demonstrated that RMC-6236 was generally well tolerated across the dose levels analyzed as of the cut-off date. These data also demonstrated preliminary evidence of clinical activity in pancreatic ductal adenocarcinoma (PDAC) patients and non-small cell lung cancer (NSCLC) patients.

On January 9, 2024, we reported that, with additional follow-up after the October 2023 data report described above, the profile of RMC-6236 remained relatively consistent with the description in the October 2023 report, the objective response rate (ORR) for both PDAC and NSCLC patients had improved, and the disease control rate (DCR) remained consistent.

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

On July 15, 2024, we reported updated clinical safety, tolerability and activity data from the RMC-6236-001 study, as of a May 11, 2024 cut-off date (the Data Cutoff Date), for patients with previously treated PDAC. In the RMC-6236-001 study, a total of 127 patients with PDAC treated across dose cohorts ranging from 160 mg daily to 300 mg daily were evaluated for safety and tolerability as of the Data Cutoff Date. As of the Data Cutoff Date, approximately 22% of these patients experienced a Grade 3 or higher treatment-related adverse event (TRAE), and 96% of these patients experienced a TRAE of any grade. The most common TRAEs that were observed were rash and gastrointestinal-related toxicities. We also reported TRAEs that led to dose modifications, where we observed dose interruption and/or reduction for 28% of these patients, but no TRAEs leading to discontinuation.

We also reported preliminary progression-free survival (PFS) data as of the Data Cutoff Date for patients with metastatic PDAC treated with RMC-6236 in the second-line (2L) setting across dose cohorts ranging from 160 mg daily to 300 mg daily. As of the Data Cutoff Date, the median PFS for these patients with tumors harboring KRAS G12X mutations was 8.1 months (95% confidence interval (CI): 5.9 months, not estimable), and the median PFS for these patients with tumors harboring G12X, G13X and Q61X mutations was 7.6 months (95% CI: 5.3 months, not estimable). We also reported preliminary PFS data as of the Data Cutoff Date for patients with tumors harboring KRAS G12X mutations who were treated with RMC-6236 in the third-line or later (3L+) setting across dose cohorts ranging from 160 mg daily to 300 mg daily. As of the Data Cutoff Date, the median PFS for these patients was 4.2 months (95% CI: 4.1 months, 6.4 months).

In addition, we reported best percentage change in tumor size from baseline for patients with PDAC treated with RMC-6236 in the 2L or later (2L+) setting as of the Data Cutoff Date. The ORR for these patients who received the first dose of RMC-6236 at least 14 weeks prior to the Data Cutoff Date was 20% for patients with tumors harboring KRAS G12X mutations and was 21% for patients with tumors harboring G12X, G13X and Q61X mutations. The ORR for these patients who received the first dose of RMC-6236 at least 20 weeks prior to the Data Cutoff Date was 27% for patients with tumors harboring KRAS G12X mutations and was 26% for patients with tumors harboring G12X, G13X and Q61X mutations. The DCR for these patients who received the first dose of RMC-6236 at least 14 weeks prior to the Data Cutoff Date was 87% for patients with tumors harboring KRAS G12X mutations and was 88% for patients with tumors harboring G12X, G13X and Q61X mutations.

We also reported interim observed overall survival, or OS, data as of the Data Cutoff Date for patients with metastatic PDAC who were treated with RMC-6236 in the 2L setting across dose cohorts ranging from 160 mg daily to 300 mg daily. The interim OS as of the Data Cutoff Date for these patients with tumors harboring KRAS G12X mutations was not estimable (95% CI: 8.5 months, not estimable) and for patients with tumors harboring G12X, G13X and Q61X mutations was also not estimable (95% CI: 8.5 months, not estimable).

We currently expect to disclose updated RMC-6236 monotherapy clinical safety, tolerability and activity data for patients with NSCLC in the fourth quarter of 2024.

We are planning a global, randomized Phase 3 registrational trial of RMC-6236 in the 2L treatment of patients with metastatic PDAC, which we call the RASolute 302 study. In the RASolute 302 study, we plan to randomize patients in a 1:1 ratio to receive either RMC-6236 at a dose of 300 mg daily or the investigator’s choice of chemotherapy. The RASolute 302 study is further anticipated to have a nested trial design allowing for a hierarchical sequence of statistical analysis, with patients with tumors harboring RAS G12X mutations serving as the core population which will be tested first and all enrolled patients serving as the secondary population. We believe this nested design and hierarchical testing increases the probably of trial success based on the core population while creating an opportunity to gain approval for a broader population. Patients in the RASolute 302 study are expected to be evaluated for the dual primary endpoints of PFS and OS, with secondary endpoints including ORR and quality of life measures. The Company’s current planned trial design and dose selection for the RASolute 302 study are based on initial feedback from the U.S. Food and Drug Administration (FDA), including supportive discussions on high level trial design and dose, but are subject to finalization pending the Company’s final protocol submission and FDA review. We currently expect to initiate the RASolute 302 study in the second half of 2024.

We are also planning a global, randomized Phase 3 registrational trial comparing RMC-6236 against docetaxel in patients with RAS-mutated NSCLC who have been treated with immunotherapy and platinum-containing chemotherapy. The study design for this planned trial is subject to change based on regulatory authority feedback. We currently expect to initiate this study in the fourth quarter of 2024.

Based on our observations from the RMC-6236-001 study and our preclinical observations, we believe there is a potential opportunity to evaluate RMC-6236 in earlier lines of therapy and are currently evaluating several exploratory combination regimens that include RMC-6236 in order to assess the potential for development in these settings. These combinations include RMC-6236 with pembrolizumab, RMC-6236 with RMC-6291, and RMC-6236 with standard of care chemotherapy agents. We currently expect to disclose initial clinical pharmacokinetic (PK), safety, tolerability and activity data for the combination of RMC-6236 with pembrolizumab and for the combination of RMC-6236 with RMC-6291 in the fourth quarter of 2024.

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

On October 13, 2023, we reported interim preliminary safety and anti-tumor data from the RMC-6291-001 study as of an October 5, 2023 data cut-off date. The data demonstrated that RMC-6291 was generally well tolerated across dose levels. These data also demonstrated preliminary evidence of clinical activity in patients with KRAS G12C NSCLC previously treated with, or naïve to, a KRAS(OFF) G12C inhibitor and preliminary evidence of clinical activity in patients with KRAS G12C CRC who were naïve to treatment with a KRAS(OFF) G12C inhibitor. We observed that RMC-6291 was orally bioavailable and demonstrated dose-dependent pharmacokinetics and that reduction in circulating tumor DNA (ctDNA) of the KRAS G12C allele across doses was correlated with clinical response. We believe these data provide preliminary evidence of clinically meaningful differentiation of RMC-6291 from KRAS(OFF) G12C inhibitors.

We are evaluating several exploratory combination regimens that include RMC-6291 in order to assess the potential for development in earlier lines of therapy. These combinations include RMC-6291 with pembrolizumab and, as discussed in the “RMC-6236” section above, RMC-6291 with RMC-6236. We are also planning a combination study of RMC-6291 with both RMC-6236 and pembrolizumab. We currently expect to disclose initial clinical PK, safety, tolerability and activity data for the combination of RMC-6236 with RMC-6291 in the fourth quarter of 2024 and for the combination of RMC-6291 with pembrolizumab in the first half of 2025.

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

We currently expect to disclose initial RMC-9805 monotherapy clinical PK, safety, tolerability and activity data in the fourth quarter of 2024.

In addition, an exploratory combination study of RMC-9805 with RMC-6236 is ongoing.

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

Interest income

Interest income primarily consists of interest earned on accretion of our cash equivalents and marketable securities.

Other income (expense), net

Other income (expense), net, consists of miscellaneous income and expenses unrelated to our core operations, including the impacts of foreign currency exchange differences.

Results of operations

Comparison of the three and six months ended June 30, 2024 and 2023

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Increase/ (decrease)	2024	2023	Increase/ (decrease)
	(in thousands)			(in thousands)
Revenue:
Collaboration revenue	$—	$3,824	$(3,824)	$—	$10,838	$(10,838)
Total revenue	—	3,824	(3,824)	—	10,838	(10,838)
Operating expenses:
Research and development	134,932	97,981	36,951	252,953	166,928	86,025
General and administrative	21,711	14,640	7,071	44,549	27,864	16,685
Total operating expenses	156,643	112,621	44,022	297,502	194,792	102,710
Loss from operations	(156,643)	(108,797)	(47,846)	(297,502)	(183,954)	(113,548)
Other income, net:
Interest income	21,487	10,499	10,988	45,247	17,558	27,689
Other income (expense), net	16	—	16	(2,793)	—	(2,793)
Change in fair value of warrant liabilities and contingent earn-out shares	1,907	—	1,907	5,812	—	5,812
Total other income, net	23,410	10,499	12,911	48,266	17,558	30,708
Net loss	$(133,233)	$(98,298)	$(34,935)	$(249,236)	$(166,396)	$(82,840)

Collaboration revenue

Collaboration revenue consisted of revenue under the Sanofi Agreement, which terminated in June 2023. Collaboration revenue decreased by $3.8 million to zero during the three months ended June 30, 2024 compared to the same period in 2023. Collaboration revenue decreased by $10.8 million to zero during the six months ended June 30, 2024 compared to the same period in 2023. The decrease in collaboration revenue in 2024 was a result of the termination of the Sanofi Agreement.

Research and development expenses

Our research and development efforts during the three and six months ended June 30, 2024 and 2023 were focused on our clinical development programs and our preclinical programs. The following table sets forth the components of our research and development expenses for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Increase/ (decrease)	2024	2023	Increase/ (decrease)
				(in thousands)
Third-party research and development expenses:
Clinical Development Programs:
RMC-6236	$30,220	$25,226	$4,994	$57,218	$34,723	$22,495
RMC-6291	15,754	7,174	8,580	25,684	12,848	12,836
RMC-9805	14,715	12,831	1,884	26,675	20,393	6,282
RAS companion inhibitors	1,601	5,242	(3,641)	3,910	10,266	(6,356)
Preclinical programs	19,367	13,266	6,101	37,439	23,962	13,477
Total third-party research and development expenses	81,657	63,739	17,918	150,926	102,192	48,734
Salaries and other employee-related expenses	26,328	16,319	10,009	51,490	31,497	19,993
Stock-based compensation expense	12,775	7,642	5,133	23,020	13,342	9,678
Amortization of intangible assets	267	267	—	534	534	—
Other research and development costs	13,905	10,014	3,891	26,983	19,363	7,620
Total research and development expense	$134,932	$97,981	$36,951	$252,953	$166,928	$86,025

Research and development expenses increased by $37.0 million, or 38%, during the three months ended June 30, 2024 compared to the same period in 2023. The increase in research and development expenses during the three months ended June 30, 2024 was primarily due to a $10.0 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $8.6 million increase in RMC-6291 expenses, primarily attributable to higher clinical trial expenses; a $6.1 million increase in preclinical research portfolio expenses; a $5.1 million increase in stock-based compensation; a $5.0 million increase in RMC-6236 expenses, primarily attributable to clinical trial expenses; a $3.9 million increase in other research and development expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; and a $1.9 million increase in RMC-9805 expenses primarily attributable to clinical trial expenses; partially offset by a $3.6 million decrease in other RAS companion inhibitor program expenses.

Research and development expenses increased by $86.0 million, or 52%, during the six months ended June 30, 2024 compared to the same period in 2023. The increase in research and development expenses during the six months ended June 30, 2024 was primarily due to a $22.5 million increase in RMC-6236 expenses, primarily attributable to clinical trial expenses; a $20.0 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $13.5 million increase in our preclinical research portfolio expenses; a $12.8 million increase in RMC-6291 expenses, primarily attributable to higher clinical trial expenses; a $9.7 million increase in stock-based compensation; a $7.6 million increase in other research and development expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; and a $6.3 million increase in RMC-9805 expenses primarily attributable to clinical trial expenses; partially offset by a $6.4 million decrease in other RAS companion inhibitor program expenses.

General and administrative expenses

General and administrative expenses increased by $7.1 million, or 48%, during the three months ended June 30, 2024 compared to the same period in 2023. The increase in general and administrative expenses during the three months ended June 30, 2024 was primarily due to a $1.9 million increase in salaries and other employee-related expenses due to increased headcount; a $1.9 million increase in commercial preparation activities and a $1.7 million increase in stock-based compensation expense.

General and administrative expenses increased by $16.7 million, or 60%, during the six months ended June 30, 2024 compared to the same period in 2023. The increase in general and administrative expenses during the six months ended June 30, 2024 was primarily due to a $5.0 million increase in salaries and other employee-related expenses due to increased headcount; a $3.6 million increase in stock-based compensation expense; a $3.4 million increase in commercial preparation activities; a $2.3 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount and a $1.7 million increase in legal and accounting fees.

Interest income

Interest income increased by $11.0 million and $27.7 million during the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023 due to a larger cash, cash equivalents and marketable securities balance and higher interest rates.

Other income (expense), net

Other income (expense) increased by less than $0.1 million and decreased by $2.8 million during the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023 due to a $2.8 million impairment in the first quarter of 2024 of a long term asset acquired as part of the EQRx Acquisition.

Liquidity and capital resources

Liquidity

In November 2021, we entered into a sales agreement with Cowen and Company, LLC (Cowen) to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $250 million, through an at-the-market equity offering program (the 2021 ATM) under which Cowen agreed to act as our sales agent. Since then, we have sold an aggregate of 6,502,078 shares of our common stock under the 2021 ATM resulting in gross proceeds to us of $186.0 million. During the three and six months ended June 30, 2024, we did not sell any shares of our common stock under the ATM. In August 2024, we terminated the 2021 ATM and entered into a new sales agreement with TD Securities (USA) LLC (TD Cowen) to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $500 million, through an at-the-market equity offering program (the 2024 ATM) under which TD Cowen agreed to act as our sales agent.

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

As of June 30, 2024, we had $1.6 billion in cash, cash equivalents and marketable securities.

As of June 30, 2024, we had an accumulated deficit of $1.4 billion. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our product candidates and our pre-clinical research portfolio, and to a lesser extent, general and administrative expenditures. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue to advance our product candidates and pre-clinical research portfolio.

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

We will require substantial additional financing for our development efforts for our current and future programs and to prepare for their potential commercialization. We do not have any committed external source of funds or other support for these activities, and we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, credit or loan facilities, acquisitions, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to (i) delay, limit, reduce the scope of or terminate one or more of our preclinical studies, clinical trials, or other research and development programs altogether; or (ii) delay, limit, reduce or terminate our efforts to establish manufacturing and sales and marketing capabilities or other activities that may be necessary to commercialize any future approved products, or reduce our flexibility in developing or maintaining our sales and marketing strategy.

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

Cash flows

The following table summarizes our consolidated cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(288,727)	$(129,512)
Investing activities	(140,022)	(39,548)
Financing activities	8,314	388,835
Net change in cash and cash equivalents	$(420,435)	$219,775

Cash used in operating activities

During the six months ended June 30, 2024, cash used in operating activities of $288.7 million was attributable to a net loss of $249.2 million and a net change of $52.0 million in our operating assets and liabilities and $12.5 million in non-cash charges. The change in operating assets and liabilities was primarily due to a $33.0 million decrease in accounts payable; an $8.9 million increase in prepaid expenses and other current assets; a $6.6 million decrease in accrued expenses and other current liabilities; and an increase in other noncurrent assets by $4.0 million, offset by a $1.3 million decrease in accounts receivable. The non-cash charges primarily consisted of stock-based compensation expense of $36.0 million; depreciation and amortization of $3.7 million; a $2.8 million impairment of a long term asset acquired as part of the EQRx Acquisition; amortization of operating lease right-of-use asset of $1.8 million, offset by net amortization of premium on marketable securities of $26.1 million and a $5.8 million change in fair value of warrant liabilities and contingent earn-out shares.

During the six months ended June 30, 2023, cash used in operating activities of $129.5 million was attributable to a net loss of $166.4 million offset by $18.6 million in non-cash charges and a net change of $18.3 million in our operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation expense of $22.7 million; depreciation and amortization of $3.0 million and amortization of operating lease right-of-use asset of $1.3 million, offset by net amortization of premium on marketable securities of $8.4 million. The change in operating assets and liabilities was primarily due to a $7.6 million increase in accounts payable; a $13.4 million increase in accrued expenses and other current liabilities; and a $2.2 million decrease in accounts receivable, offset by a $4.5 million decrease in deferred revenue associated with the Sanofi Agreement.

Cash used in investing activities

During the six months ended June 30, 2024, cash used in investing activities of $140.0 million was comprised of maturities of marketable securities of $942.1 million partially offset by purchases of marketable securities of $1.1 billion and purchases of property and equipment of $5.6 million.

During the six months ended June 30, 2023, cash used in investing activities of $39.5 million was comprised of purchases of marketable securities of $369.3 million and purchases of property and equipment of $2.9 million offset by maturities of marketable securities of $332.6 million.

Cash provided by financing activities

During the six months ended June 30, 2024, cash provided by financing activities comprised of $5.2 million in proceeds from the issuance of common stock upon the exercise of stock options and $3.2 million in proceeds from the issuance of common stock related to our 2020 Employee Stock Purchase Plan (the ESPP).

During the six months ended June 30, 2023, cash provided by financing activities of $388.8 million was primarily comprised of $323.7 million in net proceeds from issuance of common stock from the March 2023 underwritten public offering; $62.1 million in net proceeds from the issuance of common stock under the ATM and $2.1 million in proceeds from the issuance of common stock related to the ESPP.

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

We held cash, cash equivalents and marketable securities of $1.6 billion and $1.9 billion as of June 30, 2024 and December 31, 2023, respectively, which consisted of bank deposits, money market funds, U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, an immediate one percent change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President, Chief Executive Officer and Director and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2024. Based on the evaluation, our President, Chief Executive Officer and Director and our Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were, in design and operation, effective to the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three and six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant net losses. Our net losses were $436.4 million, $248.7 million and $187.1 million, for the years ended December 31, 2023, 2022 and 2021, respectively. As of June 30, 2024, we had an accumulated deficit of $1.4 billion. We have funded our operations to date primarily with proceeds from the sale of common stock and preferred stock and upfront payments and research and development cost reimbursement received under our collaboration agreement with Genzyme Corporation, an affiliate of Sanofi (the Sanofi Agreement). The Sanofi Agreement was terminated in June 2023, and Sanofi has no further reimbursement obligations following this termination. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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
•
risks that restructuring costs and charges and other liabilities associated with the EQRx Acquisition, including the wind-down of EQRx’s research and development portfolio, may be greater than anticipated or incurred in different periods than anticipated;
•
the effect of the EQRx Acquisition on our ability to attract, motivate, retain and hire key personnel and maintain our relationships with suppliers, collaboration partners and others with whom we do business, or on our operating results and business generally; and
•
the diversion of our management’s attention from our ongoing business operations.

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

Preclinical studies, clinical trials and additional research and development activities will require substantial funds to complete. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $1.6 billion. We have raised $1.3 billion in underwritten public offerings, net of underwriting discounts and commissions and offering expenses and have completed sales generating $125.2 million in gross proceeds pursuant to an at-the-market equity offering program. The EQRx Acquisition added $1.1 billion to our working capital. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs and to prepare for their potential commercialization. If we are able to gain marketing approval for our product candidates, we will require significant additional amounts of cash in order to launch and commercialize our product candidates, if approved, to the extent that their launch and commercialization are not the responsibility of another collaborator that we may contract with in the future. In addition, other unanticipated costs may arise. Because the design and outcome of our current, planned and potential future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

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

We will require substantial additional financing for our development efforts for our current and future programs to prepare for their potential commercialization. We do not have any committed external source of funds or other support for these activities, and we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, credit or loan facilities, acquisitions, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•
delay, limit, reduce the scope of or terminate preclinical studies, clinical trials or other research and development activities or eliminate one or more of our development programs altogether; or
•
delay, limit, reduce the scope of or terminate our efforts to establish manufacturing and sales and marketing capabilities or other activities that may be necessary to commercialize any future approved products, or reduce our flexibility in developing or maintaining our sales and marketing strategy.

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

Our business is dependent on the successful development of our current and future product candidates. We are evaluating certain of our product candidates in exploratory clinical trials, both as monotherapy and in combination regimens, and currently plan to conduct pivotal clinical trials with one of our product candidates. The remainder of our programs are in the preclinical stage, and the clinical development of these programs is subject to our continuing assessment of our portfolio priorities. The success of our business, including our ability to finance our company and generate revenue from products in the future, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. Our current product candidates, and any of our future product candidates, will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from product sales.

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

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of early-stage clinical trials may not be predictive of the results of the later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. For example, historically, targeted therapies have been susceptible to resistance mutations in cancer cells that facilitate escape from anti-tumor response. Should such resistance mutations arise in patients being treated with our product candidates, the clinical benefit associated with those candidates may be compromised.

We are currently planning registrational clinical trials for our RAS(ON) inhibitors, including the RASolute 302 study with RMC-6236, and these studies may not produce results that are consistent with expectations or that are predicted by our earlier clinical observations for these compounds. Our plans for these and future planned registrational trials are, and will be based on our observations from the results of early-stage clinical trials using the same product candidates. Based on data from early-stage clinical trials, we will select, subject to regulatory feedback, the indication, line of therapy, study design and dose and dose schedule for our registrational studies. However, these registrational studies, if initiated, may not be successful and may not produce results that are consistent with our expectations, based on our earlier clinical observations, including because other trial designs may have greater likelihood of development success.

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

In addition, our clinical trials will compete with approved therapies, including sotorasib and adagrasib, as well as other clinical trials for product candidates that are in the same therapeutic areas (and that seek to evaluate patients with cancer cells having the same mutations), particularly with patients having KRAS G12C or KRAS G12D mutations as our current and potential future product candidates. This competition and competition with approved therapies will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to pursue a treatment regimen using an approved therapy or enroll in a trial conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites. Moreover, because our current and potential future product candidates may represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our ongoing or any future clinical trials.

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

Some of our or our collaborators’ development efforts involve combinations of our product candidates with therapeutics that have been approved for marketing by the FDA. For example, the development of our RAS(ON) inhibitors includes combinations with existing therapies, including chemotherapy agents, an anti-EGFR agent and a PD-1 inhibitor. In addition, the development of RMC-4630 has included combinations with KRAS(OFF) inhibitors sotorasib and adagrasib, and a PD-1 inhibitor, and in the future our product candidates may be developed in combination with one or more additional approved therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate, or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially. In addition, developing combination therapies using approved therapeutics, are doing and may continue to do for our product candidates, also exposes us to additional clinical risks, such as the requirement that we demonstrate the safety and efficacy of each active component of any combination regimen we may develop, including any incremental benefits associated with our product candidates, which may prove challenging.

We or our collaborators may also evaluate our current or future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States or with approved cancer therapies at an unapproved dose and/or schedule, and/or with approved cancer therapies in unapproved indications. For example, the development of our RAS(ON) inhibitors includes combinations with other product candidates in our portfolio, including other RAS(ON) inhibitors. In addition, we have agreed to provide RMC-4630 to the Netherlands Cancer Institute to support its evaluation of RMC-4630 in combination with an ERK inhibitor. We will not be able to market and sell any product candidate we develop in combination with any such cancer therapies, outside existing approved labels that do not ultimately obtain marketing approval.

If the FDA or similar regulatory authorities outside of the United States do not approve the drugs we choose to evaluate in combination with or any product candidate we develop or revoke their approval of, or if safety, efficacy, manufacturing or supply issues arise with, these drugs, we may be unable to obtain approval of or market or any product candidate we develop.

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

There are several programs in clinical development targeting KRAS G12C, including programs directed at KRAS(OFF) G12C being conducted by Amgen Inc., Betta Pharmaceuticals Co., Ltd., Bristol Myers Squibb Company, Chengdu Huajian Future Technology Co. Ltd., D3 BIO, Inc., Eli Lilly, GenEros Biopharma Ltd., Genhouse Bio Co. Ltd., Guangzhou BeBetter Medicine Technology Co., Ltd., HUYA Bioscience, Innovent Biologics, Inc. (licensed to Genfleet Therapeutics), InventisBio, Jacobio Pharmaceuticals Co. Ltd., Jiangsu Hansoh Pharmaceutical Group Co., Ltd., Merck, Sharpe & Dohme LLC, Roche, Shanghai Junshi Biosciences Co., Ltd., Shanghai YingLi Pharmaceutical, Shouyao Holdings (Beijing) Co. Ltd. and Suzhou Zelgen Biopharmaceuticals. BridgeBio Pharma, Inc. and Frontier Medicines each have a dual KRAS(ON/OFF) G12C program in the clinic. There are also several clinical programs directed at KRAS G12D, including those being conducted by Astellas Pharma Inc., Bristol Myers Squibb Company, Incyte Corporation, Jiangsu Hengrui Pharmaceuticals Company Ltd, Quanta Therapeutics, Tyligand Bioscience and Zelgen Biopharmaceuticals. In addition, there are a few clinical programs directed at KRAS G12V, including Affini-T Therapeutics and Yingkai Saiwei (Beijing) Biotechnology. Other clinical programs directed at mutant RAS are being conducted, including those by Alaunos Therapeutics, Inc., Boehringer Ingelheim, Chugai Pharmaceutical Co., Ltd., Elicio Therapeutics, Gritstone bio, Inc., Moderna, Inc., Pfizer, Inc., Quanta Therapeutics, RasCal Therapeutics, Shanghai YingLi Pharmaceutical, Silenseed Ltd. and Targovax ASA. There are several programs in clinical development targeting SHP2, including those being conducted by Betta Pharmaceuticals Co., Ltd., Etern BioPharma (Shanghai) Co. Ltd., Genhouse Bio Co. Ltd., Hutchmed Ltd., HUYA Bioscience, InnoCare Pharma Ltd., Jacobio Pharmaceuticals Co. Ltd., Jiangsu Hansoh Pharmaceutical Group Co., Ltd., Nanjing Sanhome Pharmaceutical, Navire Pharma, Inc., a BridgeBio company (licensed to Bristol-Myers Squibb Company), Novartis AG, Pfizer, Inc., Relay Therapeutics, Inc. (licensed to Roche), Shanghai Gopherwood Biotech Co., Ltd. and Shanghai Ringene Biopharma Co., Ltd. The above list includes corporate competitors that we are currently aware of and that are currently conducting clinical trials or marketing in geographies where we currently anticipate conducting clinical trials for our product candidates. However, companies operating in other geographies, smaller companies and companies with earlier stage programs may also prove to be significant competitors. In addition, academic research departments and public and private research institutions may be conducting research on compounds that could prove to be competitive.

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

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our products are safe or effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and our future clinical trial results may not be successful.

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

From time to time, we may disclose interim data from our clinical trials. For example, we have reported interim Phase 1 single agent clinical data for RMC-6236, RMC-6291, RMC-5552 and RMC-4630. In each case, this interim data included a limited number of patients and time of exposure to the study drug. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more data on existing patients become available. When a clinical trial is ongoing, the final results from the trial may be materially different from those reflected in any interim data we report.

From time to time, we may also publicly disclose preliminary or “topline” data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, including decisions to initiate pivotal clinical trials based on then-available data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same clinical trials, or different conclusions or considerations may qualify such topline results once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

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

Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable or clinically unmanageable side effects could occur and cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. Any treatment-related side effects could also affect patient recruitment in the relevant trial or other current or future trials involving the same product candidate or other product candidates, or the ability of enrolled patients to complete the trial, and could result in potential product liability claims.

For example, the safety data we have released from the RMC-6236-001 and RMC-6291-001 studies included adverse events (AEs), including serious adverse events (SAEs) and AEs that led to dose reduction.

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

Cancer therapies are sometimes characterized as first-line, second-line or third-line. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We expect to initially seek approval of our product candidates as a therapy for patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

The number of patients who have the cancers we are targeting, including those with the necessary mutations, may turn out to be lower than expected. Additionally, the potentially addressable patient population for our current programs or future product candidates may be limited, if and when approved. Even if we obtain significant market share for any product candidate, if and when approved, if the potential target populations are small, we may never achieve commercial success without obtaining marketing approval for additional indications, including to be used as first-line therapy.

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

We have limited technical, managerial and financial resources to determine which of our potential assets, including our RAS(ON) inhibitors should be advanced into further preclinical development, initial clinical trials, later-stage clinical development and potential commercialization. From our RAS(ON) inhibitors, we have selected RMC-6236, our RAS(ON) multi-selective inhibitor, RMC-6291, our RAS(ON) G12C-selective inhibitor and RMC-9805, inhibitor targeting KRAS(ON) G12D as the first RAS(ON) inhibitor candidates for clinical evaluation. In making these prioritization decisions and selecting development candidates from our preclinical assets, we may make incorrect determinations. Our decisions to allocate our research and development, management and financial resources toward particular development candidates or therapeutic areas, including the RASolute 302 study and other pivotal trials, may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate development programs may also be incorrect and could cause us to miss valuable opportunities.

We may not be successful in our efforts to identify or discover other product candidates and may fail to capitalize on programs or product candidates for which there is a greater likelihood of success or that may present a greater commercial opportunity.

The success of our business depends upon our ability to identify, develop and commercialize product candidates. Research programs to identify new product candidates require substantial technical, financial and human resources, and we may fail to identify potential product candidates for numerous reasons.

Additionally, because we have limited resources or because of the decisions we make based on our observations from the results of earlier-stage clinical trials, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications or lines of therapy that later prove to have a greater likelihood of success or for which there is greater commercial potential. For example, we may design our clinical trials, including our planned pivotal clinical trials, based on our observations from earlier-stage clinical trials. In doing so, we may make decisions regarding our study design, including our selection of the inclusion and exclusion criteria and endpoints, as well as our selection of dose and dose schedule and other factors, for those trials, while other study designs and dosing regimens may have a greater likelihood of success.

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

We may need to use existing commercial diagnostic tests or develop, or enter into a collaboration or partnership to develop, novel complementary diagnostics and/or novel companion diagnostics for some of our current or future product candidates. If we or our partners are unable to successfully develop these companion diagnostics or complementary diagnostics, or experience significant delays in doing so, we may not realize the full commercial potential of our future product candidates.

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

In the event that novel tests will need to be developed, we have little experience in the development of diagnostics. We expect to rely on partners in developing appropriate diagnostics to pair with our current or future product candidates. We may be unsuccessful in entering into or maintaining collaborations for the development of companion diagnostics for use with our current or future product candidates in our markets of interest.

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

If we, our partners, or any third parties that we engage to assist us, are unable to successfully develop complementary diagnostics and/or companion diagnostics for our product candidates and any future product candidates, or we experience delays in doing so:

•
the development of our product candidates and any other future product candidates may be adversely affected if we are unable to appropriately select patients for enrollment in our clinical trials;
•
we may be unable to obtain approval for any of our product candidates for which the FDA or foreign regulatory authority has determined a companion diagnostic is required; and

•
we may not realize the full commercial potential of our product candidates and any other future product candidates that receive marketing approval if, among other reasons, we are unable to appropriately identify, or it takes us longer to identify, patients who are likely to benefit from therapy with our products, if approved.

Even if we or our current or future partners are successful in the development of diagnostics for use with our current or future product candidates, there are also risks associated with the commercial supply of these diagnostics.

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

The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, in December 2022, President Biden signed an omnibus appropriations bill to fund the U.S. government through fiscal year 2023. The omnibus bill included the Food and Drug Omnibus Reform Act of 2022, which, among other things, provided the FDA new statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

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

Similarly, in the EU, the European Commission grants orphan medicinal product designation after receiving the opinion of the EMA Committee for Orphan Medicinal Products on an orphan medicinal product designation application. Orphan medicinal product designation is intended to promote the development of medicines (1) that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions where (2) either (a) such conditions affect no more than 5 in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or if such method exists, the product would be a significant benefit to those affected). In the EU, orphan designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2026). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. In August 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated, and the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined.

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

In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for our product candidates. We cannot determine how changes in regulations, statutes, policies or interpretations when and if issued, enacted or adopted, may affect our business in the future.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations, any resurgence of the virus or emergence of new variants may lead to further inspectional or administrative delays. If a prolonged government shutdown occurs or the FDA experiences other delays, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions.

We are subject to stringent privacy laws, information security policies and contractual obligations governing the use, processing and transfer of personal information.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous, federal, state and foreign laws, requirements and regulations governing the collection, use, disclosure, retention and security of personal information, such as information that we may collect in connection with clinical trials in the United States and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation.

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

Further, various states have implemented certain data privacy and security laws and regulations that impose restrictive requirements regulating the use and disclosure of health-related and other personal information. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the CCPA) requires certain businesses that process personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete and correct their personal information, or to opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have been passed in other states, and are continuing to be proposed at the state and the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA or the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

The processing of personal data in the European Economic Area (EEA) is governed by the General Data Protection Regulation (the GDPR). The GDPR imposes stringent requirements for controllers and processors of personal data. The GDPR applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals located in the EEA, or in the context of our activities within the EEA, such as in connection with any EEA clinical trials. The GDPR may impose additional obligations and liability in relation to the personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with its requirements. This may be onerous and may interrupt or delay our development activities. If we or our vendors fail to comply with the GDPR and the applicable national data protection laws of the EEA member states, or if regulators assert we have failed to comply with these laws, it may lead to regulatory enforcement actions, which can result in, among other things, monetary penalties of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the noncompliant undertaking for the preceding financial year, whichever is higher, and other administrative penalties. The GDPR also imposes strict rules on the transfer of personal data out of the EEA to the United States and other third countries that have not been found to provide adequate protection to such personal data, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union states that reliance on the standard contractual clauses – a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism – alone may not necessarily be sufficient in all circumstances, and that transfers must be assessed on a case-by-case basis.

The European Commission adopted its Adequacy Decision in relation to the EU-U.S. Data Privacy Framework (the DPF) in July 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We currently rely in part on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses, as relevant, to transfer personal data outside the EEA and the UK, including to the U.S. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the U.S. and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes, and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required timeframes.

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

We receive, generate and store significant and increasing volumes of sensitive information, such as health-related information, clinical trial data, proprietary business information and the personal information of our employees and contractors (collectively, Confidential Information). We face a number of risks relative to protecting the information technology systems we rely on and this Confidential Information, including loss of access risk, inappropriate use or disclosure, inappropriate modification and the risk of our being unable to adequately monitor, audit and modify our controls over our Confidential Information. This risk extends to the information technology systems and information of any collaboration partners, medical institutions, clinical investigators, CROs, contract laboratories and other third parties involved in our business. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and Confidential Information.

Despite the implementation of security measures, our information technology systems, as well as those of CROs or other third parties with which we have relationships, are vulnerable to attack, interruption and damage from computer viruses and malware (e.g., ransomware), malicious code, misconfigurations, “bugs” or other vulnerabilities, unauthorized access, natural and manmade disasters, terrorism, war and telecommunication and electrical failures, malfeasance by external or internal parties, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors and human error (e.g., social engineering and phishing). Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the technologies used to obtain unauthorized access to, or to sabotage or disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. We may not be able to anticipate all types of security threats, and, even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our and our service providers’ employees who are (and may continue to be) working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Further, although we have implemented policies regarding limited permitted use of generative artificial intelligence (AI) by our employees, Confidential Information could be leaked, disclosed or revealed as a result of or in connection with our employees’ use of generative AI technologies. The White House, the Securities and Exchange Commission (the SEC) and other regulators have also increased their focus on companies’ cybersecurity vulnerabilities and risks.

We, our CROs and certain of our service providers are from time to time, subject to cyberattacks and security incidents. While we have not to our knowledge experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our or our critical third parties’ operations, it could result in delays and/or material disruptions of our research and development programs, our operations and ultimately, our financial results. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their information technology systems could also adversely impact our business. Further, due to the current political uncertainty involving Russia and Ukraine, there is an increased likelihood that the tensions could result in cyberattacks or cybersecurity incidents that could either directly or indirectly impact our or our critical third parties’ operations. To the extent that any disruption or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of Confidential Information, the costs associated with the investigation, remediation and potential notification of the breach to counterparties and data subjects could be material, we could incur liability due to delays in the development and commercialization of our product candidates or other business activities, and we may be exposed to reputational harm, litigation, regulatory investigations and enforcement, fines and penalties, or increased costs of compliance and system remediation.

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

In the future, we may form or seek other strategic alliances, joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates.

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

•
disputes may arise between a collaborator and us that cause the delay or termination of the research, development or commercialization of the product candidate, or that result in costly litigation or arbitration that diverts management attention and resources; and
•
if a current or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated, including if the partner in such a business combination has products that compete with ours.

As a result, if we enter into additional collaboration agreements and strategic partnerships or license our intellectual property, products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our or their existing operations, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following entry into a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Any delays in entering into new collaborations or strategic partnership agreements related to any product candidate we develop could delay the development and commercialization of our product candidates, which would harm our business prospects, financial condition, and results of operations.

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

Reliance on third-party manufacturers for preclinical, clinical and commercial supplies entails risks, including:

•
reliance on the third party for regulatory compliance and quality assurance;
•
the possible breach of the manufacturing agreement by the third party;
•
the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•
the possible termination or non-renewal of the agreement by the third party at a time that is costly or inconvenient for us.

We do not currently have any agreements with third-party manufacturers for long-term commercial supply. In the future, we may be unable to enter into agreements with third-party manufacturers for commercial supplies of any of our product candidates, or may be unable to do so on acceptable terms. Even if we are able to establish and maintain arrangements with third-party manufacturers for commercial supply, reliance on third-party manufacturers entails risks, including those described above.

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

The patent position of pharmaceutical companies generally is highly uncertain, involves complex legal, technological and factual questions and has, in recent years, been the subject of much debate and litigation throughout the world. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, or vice versa. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. The subject matter claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Therefore, our pending and future patent applications may not result in patents being issued in relevant jurisdictions that protect our product candidates, in whole or in part, or which effectively prevent others from commercializing competitive product candidates, and, even if our patent applications issue as patents in relevant jurisdictions, they may not issue in a form that will provide us with any meaningful protection for our product candidates or technology, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Additionally, our competitors may be able to circumvent our patents by developing similar or alternative product candidates or technologies in a non-infringing manner.

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

In addition, the research resulting in certain of our owned and/or in-licensed patent rights and technology was funded in part by the U.S. federal or state governments. As a result, the government may have certain rights, including march-in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention for noncommercial purposes. These rights may permit the government to disclose our confidential information to third parties or allow third parties to use our licensed technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

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

It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties. The licensing of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. More established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to license needed technology, or if we are forced to license this technology on unfavorable terms, our business could be materially harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected product candidates, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties or other forms of compensation. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our current and future product candidates are obtained, once the patent life has expired for a product candidate, we may be open to competition from competitive medications, including generic medications and biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours for a meaningful amount of time, or at all.

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

Obtaining and enforcing patents in the pharmaceutical industry is inherently uncertain, due in part to ongoing changes in the patent laws. For example, in the United States, depending on decisions by Congress, the federal courts and the USPTO, the laws and regulations governing patents, and interpretation thereof, could change in ways that could weaken our and our licensors’ or collaborators’ ability to obtain new patents or to enforce existing or future patents, or that affect the term of our or our licensors’ or collaborators’ patents. For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Therefore, there is increased uncertainty with regard to our and our licensors’ or collaborators’ ability to obtain patents in the future, as well as uncertainty with respect to the value of patents once obtained.

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

Some of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims could result in substantial costs and diversion of management attention and other resources, which could harm our business. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, or in-license needed technology or other product candidates. There could also be public announcements of the results of the hearing, motions, or other interim proceedings or developments. If securities analysts or investors perceive those results to be negative, it could cause the price of shares of our common stock to decline.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. As noted above, some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize our product candidates, if approved.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information (including unpatented know-how associated with Warp Drive Bio, Inc.) and to maintain our competitive position. Trade secrets and know-how can be difficult to protect. We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. We cannot guarantee that we have entered into these agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. Despite our efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary information will be effective.

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

Our registered and unregistered trademarks and trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential collaborators or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors or licensees. Although these license agreements may provide conditions and guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources.

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
•
generative AI technologies are a relatively novel development with evolving regulatory regimes that may not offer intellectual property protections;
•
our pending owned or licensed patent applications or those that we may own or license in the future may not lead to issued patents;
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

Recruiting and retaining qualified employees, consultants and advisors for our business, including scientific and technical personnel, is critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for skilled individuals. In addition, failure to succeed in preclinical studies, clinical trials or applications for marketing approval may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or the loss of services of certain executives, key employees, consultants or advisors may impede the progress of our research, development and commercialization objectives.

We currently have a limited commercial organization. If we are unable to establish sufficient sales and marketing capabilities on our own or through third parties, we may not be able to market and sell any products effectively, if approved, or generate product revenue.

We currently have a limited commercial organization. In order to commercialize any product, if approved, in the United States and foreign jurisdictions, we must build our marketing, sales, distribution, market access, analytics, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In advance of any of our product candidates receiving regulatory approval, we expect to establish a sales organization with technical expertise as well as supporting distribution capabilities to commercialize each such product candidate, which will be expensive and time-consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates.

We will need to increase the size of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2024, we had 443 full-time employees, including 358 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we operate as a public company, we expect to need additional managerial, research and development, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, retaining and motivating additional employees;
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

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of intellectual property, products or technologies. For example, in October 2018, we acquired all of the outstanding shares of Warp Drive Bio, Inc., which became our direct wholly owned subsidiary, and in November 2023, we completed the EQRx Acquisition.

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

As of June 30, 2024, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 8.2% of our outstanding common stock. As a result, these stockholders, if they act together, may be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

As of June 30, 2024, 30.8 million shares of common stock that are either subject to outstanding options or restricted stock units reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, as of June 30, 2024, holders of approximately 2.1 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could impact the market price of our common stock.

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

We may amend the terms of our warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then-outstanding warrants. As a result, the exercise price of a holder’s warrants could be increased, the exercise period could be shortened and the number of shares of our common stock purchasable upon exercise of a warrant could be decreased, all without the approval of that warrant holder.

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
•
the requirement that a special meeting of stockholders may be called only by our chief executive officer or president or by our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•
advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

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

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

•
we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interests and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
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
•
the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•
we may not retroactively amend our amended and restated bylaws to reduce our indemnification obligations to directors, officers, employees and agents.

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

To date, we have primarily financed our operations through the sale or issuance of preferred stock and common stock and upfront payments and research and development cost reimbursement received in connection with our prior collaboration with Sanofi and the EQRx Acquisition. We will be required to seek additional funding in the future to achieve our goals and may do so through a combination of public or private equity offerings, debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional funds by issuing equity securities, our stockholders may suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. For example, the EQRx Acquisition, an all-stock transaction pursuant to which we issued shares of our common stock according to a blended formula, resulted in substantial dilution to our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities would receive any distribution of our corporate assets. Attempting to secure additional financing may also divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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

Litigation or other legal proceedings, including relating to intellectual property, could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings, including relating to intellectual property, may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. As noted above, some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize our product candidates, if approved.

We incur significantly increased costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), which could result in sanctions or other penalties that would harm our business.

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

We have issued in the past, and may from time to time issue, additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, in November 2021, we entered into a sales agreement with Cowen and Company, LLC to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $250 million, through an at-the-market equity offering program (the 2021 ATM) under which Cowen agreed to act as our sales agent. Since then, we have sold an aggregate of 6,502,078 shares of our common stock under the 2021 ATM, resulting in gross proceeds to us of $186.0 million. In August 2024, we terminated the 2021 ATM and entered into a new sales agreement with TD Securities (USA) LLC to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $500 million, through an at-the-market equity offering program (the 2024 ATM) under which TD Cowen agreed to act as our sales agent. Additionally, in November 2023, we completed the EQRx Acquisition, which was an all-stock transaction pursuant to which we issued shares of our common stock according to a blended formula, resulting in substantial dilution to our stockholders. If we in the future issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

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

As a public company, we are subject to Section 404 of Sarbanes-Oxley and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The following directors and officers of the Company adopted or terminated, as applicable Rule 10b5-1 trading arrangements intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act. The details of these arrangements are as follows:

On September 7, 2023, Sushil Patel, Ph.D., a member of our board of directors, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act, which provides for the potential exercise and sale of up to 14,310 shares of our common stock subject to stock options held by Dr. Patel. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan and December 7, 2024.

On March 14, 2024, Jack Anders, Chief Financial Officer, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act, which provides for the potential exercise and sale of up to 10,000 shares of our common stock subject to a stock option held by Mr. Anders. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan and August 1, 2025.

On March 15, 2024, Steve Kelsey, M.D., FRCP, FRCPath, President, Research and Development, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act, which provides for the potential exercise and sale of up to 100,000 shares of our common stock subject to a stock option held by Dr. Kelsey. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan and December 15, 2024.

On March 20, 2024, Jeff Cislini, Senior Vice President, General Counsel and Secretary, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act, which provides for (i) the potential exercise and sale of up to 20,000 shares of our common stock subject to stock options held by Mr. Cislini and (ii) the potential sale of shares of our common stock issued upon the settlement of 17,024 restricted stock units, less the number of shares sold to cover tax withholding obligations in connection with the vesting and settlement of such restricted stock units. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan and May 31, 2025.

On March 22, 2024, Margaret Horn, J.D., Chief Operating Officer, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act, which provides for the potential exercise and sale of up to 50,000 shares of our common stock subject to a stock option held by Ms. Horn. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan and March 31, 2025.

On May 29, 2024, Barbara Weber, M.D., a member of our board of directors, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act for the potential sale of up to 5,200 shares of our common stock held by Dr. Weber. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan and May 29, 2025.

On August 2, 2024, Wei Lin, M.D., Chief Medical Officer, terminated his Rule 10b5-1 trading arrangement adopted on March 21, 2024 that covered the sale of the number of shares of our common stock required to be sold to cover tax withholding obligations for restricted stock unit awards vesting after June 15, 2024.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number
1.1	Sales Agreement, dated as of August 7, 2024, by and between Revolution Medicines, Inc. and TD Securities (USA), LLC.				X
3.1	Amended and Restated Certificate of Incorporation.	8-K	2/18/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	3/8/2021	3.1
5.1	Opinion of Latham & Watkins LLP.				X
10.1	Sixth Amendment, dated as of July 12, 2024, to Lease by and between HCP LS Redwood City, LLC and Revolution Medicines, Inc.				X
10.2#	Employment Agreement, dated as of August 1, 2024 by and between Revolution Medicines, Inc. and Jack Anders.				X
10.3#	Employment Agreement dated as of August 1, 2024 by and between Revolution Medicines, Inc. and Xiaolin Wang, Sc.D.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 has been formatted in Inline XBRL.				X

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

Revolution Medicines, Inc.

Date: August 7, 2024	By:	/s/ Mark A. Goldsmith
Mark A. Goldsmith, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Revolution Medicines, Inc.

Date: August 7, 2024	By:	/s/ Jack Anders
Jack Anders
Chief Financial Officer (Principal Financial and Accounting Officer)