Form 10-Q
period 2024-09-30
Revolution Medicines, Inc.
filed 2024-11-06
CIK 1628171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, the registrant had 168,219,391 shares of common stock, $0.0001 par value per share, outstanding (excluding 5,560,000 contingent earn-out shares).

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$201,262	$696,148
Marketable securities	1,348,219	1,156,807
Accounts receivable	—	1,254
Prepaid expenses and other current assets	29,658	25,072
Total current assets	1,579,139	1,879,281
Property and equipment, net	24,814	22,865
Operating lease right-of-use asset	74,338	77,149
Intangible assets, net	56,937	57,739
Goodwill	14,608	14,608
Restricted cash	2,888	3,031
Other noncurrent assets	10,275	7,032
Total assets	$1,762,999	$2,061,705
Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable	$24,456	$61,788
Accrued expenses and other current liabilities	78,011	74,694
Operating lease liability, current	8,396	7,369
Total current liabilities	110,863	143,851
Deferred tax liability	3,115	3,115
Operating lease liability, noncurrent	78,310	80,575
Warrant liabilities	2,763	6,512
Other noncurrent liabilities	1,644	1,458
Total liabilities	196,695	235,511
Commitments and contingencies (Note 8)
Stockholdersʼ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; none issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 173,308,336 and 170,234,594 shares issued as of September 30, 2024 and December 31, 2023, respectively; 167,748,336 and 164,674,594 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	16	16
Additional paid-in capital	3,105,708	2,963,342
Accumulated other comprehensive income	3,812	544
Accumulated deficit	(1,543,232)	(1,137,708)
Total stockholdersʼ equity	1,566,304	1,826,194
Total liabilities and stockholdersʼ equity	$1,762,999	$2,061,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Collaboration revenue	$—	$—	$—	$10,838
Total revenue	—	—	—	10,838
Operating expenses:
Research and development	151,752	107,735	404,129	274,663
General and administrative	23,960	15,513	69,085	43,377
Total operating expenses	175,712	123,248	473,214	318,040
Loss from operations	(175,712)	(123,248)	(473,214)	(307,202)
Other income, net:
Interest income	20,411	10,947	65,658	28,505
Other income (expense), net	282	—	(2,511)	—
Change in fair value of warrant liabilities and contingent earn-out shares	(1,269)	—	4,543	—
Total other income, net	19,424	10,947	67,690	28,505
Loss before income taxes	(156,288)	(112,301)	(405,524)	(278,697)
Benefit from income taxes	—	3,867	—	3,867
Net loss	$(156,288)	$(108,434)	$(405,524)	$(274,830)
Net loss per share attributable to common stockholders, basic and diluted	$(0.94)	$(0.99)	(2.45)	$(2.65)
Weighted-average common shares used to compute net loss per share, basic and diluted	166,843,984	109,233,084	165,576,333	103,702,501

Comprehensive loss:
Net loss	$(156,288)	$(108,434)	$(405,524)	$(274,830)
Other comprehensive gain:
Unrealized gain on investments, net	5,675	380	3,268	909
Comprehensive loss	$(150,613)	$(108,054)	$(402,256)	$(273,921)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholdersʼ
	Shares	Amount	Capital	Income/ (Loss)	Deficit	Equity
Balance at December 31, 2023	164,674,594	$16	$2,963,342	$544	$(1,137,708)	$1,826,194
Issuance of common stock pursuant to stock option exercises	73,342	—	810	—	—	810
Issuance of common stock related to vesting of restricted stock units	165,078	—	—	—	—	—
Stock-based compensation expense	—	—	16,208	—	—	16,208
Net unrealized loss on marketable securities	—	—	—	(1,742)	—	(1,742)
Net loss	—	—	—	—	(116,003)	(116,003)
Balance at March 31, 2024	164,913,014	$16	$2,980,360	$(1,198)	$(1,253,711)	$1,725,467
Issuance of common stock pursuant to stock option exercises	238,793	—	4,340	—	—	4,340
Issuance of common stock related to vesting of restricted stock units	303,953	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	190,748	—	3,164	—	—	3,164
Stock-based compensation expense	—	—	19,775	—	—	19,775
Net unrealized loss on marketable securities	—	—	—	(665)	—	(665)
Net loss	—	—	—	—	(133,233)	(133,233)
Balance at June 30, 2024	165,646,508	$16	$3,007,639	$(1,863)	$(1,386,944)	$1,618,848
Issuance of common stock pursuant to stock option exercises	218,318	—	3,001	—	—	3,001
Issuance of common stock related to vesting of restricted stock units	255,934	—	—	—	—	—
Issuance of common stock upon at-the-market offering	1,627,576	—	74,293	—	—	74,293
Stock-based compensation expense	—	—	20,775	—	—	20,775
Net unrealized gain on marketable securities	—	—	—	5,675	—	5,675
Net loss	—	—	—	—	(156,288)	(156,288)
Balance at September 30, 2024	167,748,336	$16	$3,105,708	$3,812	$(1,543,232)	$1,566,304

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholdersʼ
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	90,411,912	$9	$1,388,300	$(1,780)	$(701,341)	$685,188
Issuance of common stock pursuant to stock option exercises	118,747	—	499	—	—	499
Issuance of common stock related to vesting of restricted stock units	85,891	—	—	—	—	—
Issuance of common stock from follow-on offering, net of offering costs of $21,294	15,681,818	2	323,704	—	—	323,706
Repurchase of early exercised stock	(291)	—	—	—	—	—
Stock-based compensation expense	—	—	9,699	—	—	9,699
Net unrealized gain on marketable securities	—	—	—	1,224	—	1,224
Net loss	—	—	—	—	(68,098)	(68,098)
Balance at March 31, 2023	106,298,077	$11	$1,722,202	$(556)	$(769,439)	$952,218
Issuance of common stock pursuant to stock option exercises	45,918	—	468	—	—	468
Issuance of common stock related to vesting of restricted stock units	174,252	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	139,967	—	2,109	—	—	2,109
Issuance of common stock upon at-the-market offering, net of issuance cost of $1,426	2,482,880	—	62,053	—	—	62,053
Stock-based compensation expense	—	—	12,980	—	—	12,980
Net unrealized loss on marketable securities	—	—	—	(695)	—	(695)
Net loss	—	—	—	—	(98,298)	(98,298)
Balance at June 30, 2023	109,141,094	$11	$1,799,812	$(1,251)	$(867,737)	$930,835
Issuance of common stock pursuant to stock option exercises	150,525	—	1,011	—	—	1,011
Issuance of common stock related to vesting of restricted stock units	160,066	—	—	—	—	—
Stock-based compensation expense	—	—	13,666	—	—	13,666
Net unrealized loss on marketable securities	—	—	—	380	—	380
Net loss	—	—	—	—	(108,434)	(108,434)
Balance at September 30, 2023	109,451,685	$11	$1,814,489	$(871)	$(976,171)	$837,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(405,524)	$(274,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	318	1
Amortization of intangible assets	802	801
Stock-based compensation expense	56,758	36,345
Depreciation	4,824	3,695
Change in fair value of warrant liabilities and contingent earn-out shares	(4,543)	—
Net amortization of premium or discount on marketable securities	(35,739)	(13,572)
Amortization of operating lease right-of-use asset	2,811	1,955
Impairment of assets	2,761	—
Changes in operating assets and liabilities:
Accounts receivable	1,254	4,364
Prepaid expenses and other current assets	(4,586)	(394)
Accounts payable	(35,828)	8,164
Accrued expenses and other current liabilities	3,687	20,959
Deferred revenue	—	(4,459)
Operating lease liability	(1,238)	(1,357)
Deferred tax liability	—	(3,867)
Other noncurrent assets	(5,883)	(8,495)
Other noncurrent liabilities	980	681
Net cash used in operating activities	(419,146)	(230,009)
Cash flows from investing activities
Purchases of marketable securities	(1,441,413)	(539,311)
Maturities of marketable securities	1,289,008	582,527
Purchases of property and equipment	(9,086)	(5,412)
Net cash provided by (used in) investing activities	(161,491)	37,804
Cash flows from financing activities
Proceeds from issuance of common stock upon follow-on offering, net of issuance costs	—	323,706
Proceeds from issuance of common stock upon at-the-market offering, net of issuance costs	74,293	62,053
Proceeds from issuance of common stock under equity incentive plans	8,151	1,978
Proceeds from issuance of common stock related to employee stock purchase plan	3,164	2,109
Net cash provided by financing activities	85,608	389,846
Net increase (decrease) in cash, cash equivalents and restricted cash	(495,029)	197,641
Cash, cash equivalents and restricted cash - beginning of period	699,179	163,149
Cash, cash equivalents and restricted cash - end of period	$204,150	$360,790
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	201,262	358,399
Restricted cash	2,888	2,391
Cash, cash equivalents and restricted cash - end of period	$204,150	$360,790
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$616	$1,329

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

Liquidity

The Company has incurred net operating losses in each year since inception. As of September 30, 2024, the Company had an accumulated deficit of $1.5 billion. Management believes that its existing cash, cash equivalents and marketable securities will enable the Company to fund its planned operations for at least 12 months following the issuance date of these unaudited condensed consolidated financial statements. The Company has been able to fund its operations through the issuance and sale of common stock and redeemable convertible preferred stock, the acquisition of EQRx, Inc. (EQRx), and upfront payments and research and development cost reimbursement received under the Company’s prior collaboration agreement with Genzyme Corporation, an affiliate of Sanofi. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

Public offerings

In November 2021, the Company entered into a sales agreement with Cowen and Company, LLC, an affiliate of TD Securities (USA) LLC (TD Cowen), as amended in March 2024, to sell shares of its common stock, from time to time, with aggregate gross proceeds of up to $250 million, through an at-the-market equity offering program (the 2021 ATM Program). During the year ended December 31, 2023, the Company sold an aggregate of 2,482,880 shares of common stock under the 2021 ATM Program resulting in gross proceeds to the Company of $63.5 million. After deducting commissions and expenses of $1.4 million, net proceeds to the Company under the 2021 ATM Program were $62.1 million during the year ended December 31, 2023. During the three and nine months ended September 30, 2024, the Company sold an aggregate of 1,294,050 shares of common stock under the 2021 ATM Program, resulting in gross proceeds of $60.8 million. After deducting commissions and expenses of $1.5 million, net proceeds to the Company were $59.3 million.

In August 2024, the Company entered into a new sales agreement with TD Cowen to sell shares of the Company’s common stock, from time to time, with aggregate gross proceeds of up to $500 million, through an at-the-market equity offering program (the 2024 ATM Program). The 2024 ATM Program replaced the 2021 ATM Program and any unused balance remaining under the 2021 ATM Program is no longer available. During the three and nine months ended September 30, 2024, the Company sold an aggregate of 333,526 shares of common stock under the 2024 ATM Program, resulting in gross proceeds of $15.3 million. After deducting commissions and expenses of $0.3 million, net proceeds to the Company were $15.0 million.

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

2.
Summary of significant accounting policies

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and applicable rules of the Securities and Exchange Commission (SEC) regarding interim financial reporting and, in the opinion of management, include all normal and recurring adjustments which are necessary to state fairly the Company’s financial position and results of operations for the reported periods. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 26, 2024. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The unaudited condensed consolidated financial statements for the periods ended September 30, 2024 and September 30, 2023 include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The functional and reporting currency of the Company and its subsidiaries is the U.S. dollar.

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB), under its ASC or other standard setting bodies, and adopted by the Company as of the specified effective date. No new pronouncements have been adopted by the Company for the three and nine months ended September 30, 2024.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE). The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The guidance is effective for public business entities for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The guidance is to be applied prospectively, with the option for retrospective application. The Company is currently evaluating the impact of the standard on its condensed consolidated financial statements.

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

The following table reflects the consideration transferred by the Company:

Amount
(in thousands)
Fair value of shares of combined company to be owned by EQRx stockholders (1)	$1,096,826
Less: Fair value of EQRx equity awards converting to Revolution Medicines common stock attributable to post-combination service	(11,150)
Taxes paid by Revolution Medicines on behalf of EQRx to satisfy statutory income tax withholding obligations	4,026
Fair value of warrants	6,907
Fair value of contingent earn-out shares	490
Purchase price	$1,097,099

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

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	September 30, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$136,416	$136,416	$—	$—
Commercial paper	187,933	—	187,933	—
Certificates of deposit	9,367	—	9,367	—
U.S. government and agency securities	811,464	—	811,464	—
Corporate bonds	402,234	—	402,234	—
Total	$1,547,414	$136,416	$1,410,998	$—
Liabilities:
Contingent earn-out liability	206	—	—	206
Warrant liabilities	2,763	1,546	1,217	—
Total	$2,969	$1,546	$1,217	$206

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$288,757	$288,757	$—	$—
Commercial paper	692,352	—	692,352	—
U.S. government and agency securities	786,406	—	786,406	—
Corporate bonds	85,218	—	85,218	—
Total	$1,852,733	$288,757	$1,563,976	$—
Liabilities:
Contingent earn-out liability	1,000	—	—	1,000
Warrant liabilities	6,512	3,643	2,869	—
Total	$7,512	$3,643	$2,869	$1,000

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

The fair value of the warrant liabilities was based on observable listed prices for such warrants. The fair value of the public warrants is categorized as Level 1. The fair value of the private warrants is categorized as Level 2 as they are equivalent to the public warrants as they have substantially the same terms; however, they are not actively traded.

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

5.
Available-for-sale securities

The following tables summarize the amortized cost and estimated fair value of the Company’s available-for-sale marketable securities and cash equivalents and the gross unrealized gains and losses:

	September 30, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$142,816	$194	$(3)	$143,007
Certificates of deposit	9,341	26	—	9,367
U.S. government and agency securities	791,370	2,283	(42)	793,611
Corporate bonds	400,879	1,366	(11)	402,234
Total marketable securities	1,344,406	3,869	(56)	1,348,219
Cash equivalents:
Money market funds	136,416	—	—	136,416
Commercial paper	44,927	1	(2)	44,926
U.S. government and agency securities	17,853	1	(1)	17,853
Total cash equivalents	199,196	2	(3)	199,195
Total available-for-sale securities	$1,543,602	$3,871	$(59)	$1,547,414

	December 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$460,979	$108	$(100)	$460,987
U.S. government and agency securities	610,188	769	(355)	610,602
Corporate bonds	85,030	189	(1)	85,218
Total marketable securities	1,156,197	1,066	(456)	1,156,807
Cash equivalents:
Money market funds	288,757	—	—	288,757
Commercial paper	231,380	33	(48)	231,365
U.S. government and agency securities	175,855	3	(54)	175,804
Total cash equivalents	695,992	36	(102)	695,926
Total available-for-sale securities	$1,852,189	$1,102	$(558)	$1,852,733

The amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are summarized below as of September 30, 2024:

	September 30, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Mature in one year or less	$1,387,042	$3,134	$(26)	$1,390,150
Mature after one year through two years	156,560	737	(33)	157,264
Total available-for-sale securities	$1,543,602	$3,871	$(59)	$1,547,414

6.
Balance sheet components

Property and equipment, net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2024	2023
	(in thousands)
Laboratory equipment	$24,512	$21,505
Leasehold improvements	14,103	11,952
Computer equipment and software	6,975	5,806
Furniture and fixtures	804	783
Construction in progress	93	513
	46,487	40,559
Less: accumulated depreciation and amortization	(21,673)	(17,694)
Property and equipment, net	$24,814	$22,865

Depreciation expense for property and equipment amounted to $1.6 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively and $4.8 million and $3.7 million for the nine months ended September 30, 2024 and 2023, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2024	2023
	(in thousands)
Accrued compensation	$19,077	$23,613
Accrued research and development	55,199	45,003
Accrued professional services	2,457	2,182
Other	1,278	3,896
Total accrued expenses and other current liabilities	$78,011	$74,694

7.
Intangible assets and goodwill

Intangible assets, net

Intangible assets, net consist of the following as of September 30, 2024:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(6,343)	1,137	1.1
Total	$63,280	$(6,343)	$56,937

Amortization expense for the three months ended September 30, 2024 and 2023 was $0.3 million, respectively and for the nine months ended September 30, 2024 and 2023 was $0.8 million, respectively.

As of September 30, 2024, future amortization expense is as follows:

Amount
(in thousands)
2024 (remaining three months)	$267
2025	870
Total	$1,137

Intangible assets, net consist of the following as of December 31, 2023:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(5,541)	1,939	1.9
Total	$63,280	$(5,541)	$57,739

Goodwill

The following summarizes the change in the carrying value of goodwill for the three and nine months ended September 30, 2024:

Amount
(in thousands)
Balance at December 31, 2023	$14,608
Adjustment	—
Balance at September 30, 2024	$14,608

No impairment has been recognized as of September 30, 2024. Goodwill recorded is not deductible for income tax purposes.

8.
Commitments and contingencies

Leases

In January 2015, as amended in September 2016, the Company entered into an operating lease for approximately 42,000 square feet of office and laboratory space located at 700 Saginaw Drive, Redwood City, California (the 700 Building), with a term through April 2023. In April 2020, the Company amended the lease to lease an additional 19,000 square feet of office, laboratory and research and development space located at 300 Saginaw Drive, Redwood City, California (the 300 Building), and to extend the lease term through December 2030. In November 2021, the Company amended the lease to lease an additional 41,000 square feet of office, laboratory and research and development space located at 800 Saginaw Drive, Redwood City, California (the 800 Building), and to extend the lease term through November 2033. In March 2023, the Company amended the lease to lease an additional approximately 40,000 square feet of office, laboratory and research and development space located at 900 Saginaw Drive, Redwood City, California (the 900 Building), and to extend the lease term through December 31, 2035. The Company has the option to extend the lease for an additional ten years after December 31, 2035. The Company obtained possession of the 900 Building in October 2023. In July 2024, the Company amended its Redwood City lease to lease an additional approximately 43,000 square feet of office, laboratory and research and development space located at 500 Saginaw Drive, Redwood City, California (the 500 Building). The Company will pay an initial annual base rent of approximately $2.7 million, which is subject to scheduled 3.5% annual increases, plus certain operating expenses. The Company has been provided a tenant improvement allowance of $4.3 million. The Company took possession of the 500 Building in October 2024. The Company has the option to extend the lease for an additional ten years after the first anniversary of the lease commencement date of the 500 Building.

The Company maintains letters of credit for the benefit of the landlord which are classified as restricted cash in the unaudited condensed consolidated balance sheets. Restricted cash related to letters of credit due to the landlord was $2.9 million and $2.4 million as of September 30, 2024 and December 31, 2023, respectively.

Through September 30, 2024, the landlord had provided the Company with $9.6 million in tenant improvement allowances for the 700 Building, 300 Building and 900 Building, which were recognized as lease incentives. The lease incentives are being amortized as an offset to rent expense over the lease term in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

The balance sheet classification of the Company’s operating lease liabilities was as follows:

	September 30,	December 31,
	2024	2023
	(in thousands)
Operating lease liabilities:
Operating lease liability – current	$8,396	$7,369
Operating lease liability – noncurrent	78,310	80,575
Total operating lease liabilities	$86,706	$87,944

The components of lease costs for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Operating lease cost	$2,798	$1,941	$8,393	$5,684
Less: Sublease income	—	—	—	(302)
Total operating lease cost, net(1)	$2,798	$1,941	$8,393	$5,382

(1) Net lease cost does not include short-term lease and variable lease costs, which were immaterial.

As of September 30, 2024, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2024 (remaining three months)	$945
2025	10,476
2026	10,843
2027	11,222
2028	11,615
Thereafter	93,486
Total undiscounted lease payments	$138,587
Less: Imputed interest	(51,881)
Total operating lease liabilities	$86,706

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted-average discount rate used to determine the operating lease liability was 8.4%. As of September 30, 2024 and December 31, 2023, the weighted-average remaining lease term was 11.3 years and 12.0 years, respectively.

Legal matters

From time to time, the Company may be involved in litigation related to claims that arise in the ordinary course of its business activities. The Company accrues for these matters when it is probable that losses will be incurred and these losses can be reasonably estimated. The Company believes that as of September 30, 2024 and December 31, 2023 no such matters, individually or in the aggregate, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Other

The Company enters into agreements in the ordinary course of business with contract research organizations for clinical trials, contract manufacturing organizations to provide clinical trial materials and with vendors for preclinical studies and other services and products for operating purposes which are generally cancelable at any time by the Company upon 30 to 90 days prior written notice.

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

During the three months ended September 30, 2024 and 2023, the Company recognized zero collaboration revenue associated with this agreement, respectively, and zero and $10.9 million for the nine months ended September 30, 2024 and 2023, respectively.

10.
Common stock

As of September 30, 2024 and December 31, 2023, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. As of September 30, 2024, no dividends have been declared to date.

The Company has reserved shares of common stock for future issuance as follows:

	September 30,	December 31,
	2024	2023
Outstanding options to purchase common stock	14,082,077	11,083,349
Unvested restricted stock units of common stock	2,967,439	2,161,267
Available for future issuance under the 2020 Incentive Award Plan	9,414,890	6,241,188
Available for issuance under the 2020 Employee Stock Purchase Plan	3,850,404	2,394,407
Total	30,314,810	21,880,211

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

For the nine months ended September 30, 2024, there were 190,748 shares of common stock purchased under the ESPP. As of September 30, 2024, a total of 3,850,404 shares of common stock were available for future issuance under the ESPP. As of September 30, 2024, there was $6.0 million of unrecognized compensation cost related to the ESPP.

Stock options

The following summarizes option activity under both the 2020 Plan and the 2014 Plan:

	Number of Shares underlying options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2023	11,083,349	$19.64	7.50	$115,009
Options granted	3,814,452	32.45
Options exercised	(530,453)	15.36
Options cancelled and forfeited	(285,271)	26.29
Balance, September 30, 2024	14,082,077	$23.14	7.46	$312,818
Options vested and exercisable as of September 30, 2024	7,372,626	$17.88	6.20	$202,553

As of September 30, 2024, there was $120.8 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.79 years.

Restricted stock units

Activity under the 2020 Plan with respect to the Company’s restricted stock units (RSUs) during the nine months ended September 30, 2024 was as follows:

	Number of Shares	Weighted- average grant date fair value per share	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2023	2,161,267	$25.10	1.56	$61,985
RSUs granted	1,667,435	32.40
RSUs vested	(724,965)	26.43
RSUs forfeited	(136,298)	26.81
Balance, September 30, 2024	2,967,439	$28.80	1.55	134,573
Expected to vest as of September 30, 2024	2,967,439	$28.80	1.55	134,573

The number of RSUs vested includes shares of common stock that the Company withheld to satisfy the minimum statutory tax withholding requirements. As of September 30, 2024, there was $81.0 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 2.92 years.

Stock-based compensation expense

Total stock-based compensation expense related to stock options, RSUs and the ESPP by function was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Research and development	$13,369	$8,151	$36,389	$21,493
General and administrative	7,406	5,515	20,369	14,852
Total	$20,775	$13,666	$56,758	$36,345

12.
Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(156,288)	$(108,434)	$(405,524)	$(274,830)
Denominator:
Weighted-average shares outstanding	166,843,984	109,233,340	165,576,333	103,704,719
Less: Weighted-average unvested restricted shares and shares subject to repurchase	—	(256)	—	(2,218)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	166,843,984	109,233,084	165,576,333	103,702,501
Net loss per share attributable to common stockholders, basic and diluted	$(0.94)	$(0.99)	$(2.45)	$(2.65)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of September 30,
	2024	2023
Options to purchase common stock	14,082,077	10,973,121
Unvested restricted stock units of common stock	2,967,439	2,094,080
Expected shares to be purchased under ESPP	349,428	252,978
Warrants outstanding	2,194,342	—
Earn-out shares	973,976	—
Total	20,567,262	13,320,179

13.
Subsequent events

Lease agreement

In November 2024, the Company amended its Redwood City lease to lease an additional approximately 46,961 square feet of office, laboratory and research and development space located at 600 Saginaw Drive, Redwood City, California (the 600 Building). The Company will pay an initial annual base rent of approximately $3.3 million, which is subject to scheduled 3.5% annual increases, plus certain operating expenses. The Company has been provided a tenant improvement allowance of $2.3 million. The Company expects to take possession of the 600 Building in November 2024. The Company has the option to extend the lease for an additional ten years after the first anniversary of the lease commencement date of the 600 Building.

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

A global, randomized Phase 3 registrational trial of RMC-6236 in the second-line (2L) treatment of patients with metastatic pancreatic ductal adenocarcinoma (PDAC), which we call the RASolute 302 study, is ongoing. In the RASolute 302 study, we are randomizing patients in a 1:1 ratio to receive either RMC-6236 at a dose of 300 mg daily or the investigator’s choice of chemotherapy. The RASolute 302 study has a nested trial design allowing for a hierarchical sequence of statistical analysis, with patients with tumors harboring RAS G12X mutations serving as the core population which will be tested first and all enrolled patients serving as the secondary population. We believe this nested design and hierarchical testing increases the probability of trial success based on the core population while creating an opportunity to gain approval for a broader population. Patients in the RASolute 302 study will be evaluated for the dual primary endpoints of progression-free survival (PFS) and overall survival (OS) in the core population, with secondary endpoints including PFS and OS in the secondary population and objective response rate (ORR) and quality of life measures across all measures. Readout of RASolute 302 will be event-driven after the study is fully enrolled.

We are also planning a global, randomized Phase 3 registrational trial comparing RMC-6236 against docetaxel in patients with RAS-mutated non-small cell lung cancer (NSCLC) who have been treated with immunotherapy and platinum-containing chemotherapy. The study design for this planned trial is subject to change based on regulatory authority feedback. We currently expect to reach regulatory alignment and initiate this study in the first quarter of 2025.

A monotherapy first-in-human study of RMC-6236, which we refer to as the RMC-6236-001 study, is ongoing.

On October 22, 2023, we reported interim safety and anti-tumor activity data for dose levels of 80 mg daily and above from the RMC-6236-001 study as of an October 12, 2023 data cut-off date. These data demonstrated that RMC-6236 was generally well tolerated across the dose levels analyzed as of the cut-off date. These data also demonstrated preliminary evidence of clinical activity in PDAC patients and NSCLC patients.

On January 9, 2024, we reported that, with additional follow-up after the October 2023 data report described above, the profile of RMC-6236 remained relatively consistent with the description in the October 2023 report, the ORR for both PDAC and NSCLC patients had improved, and the disease control rate (DCR) remained consistent.

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

On October 23, 2024, we reported updated clinical safety, tolerability and activity data from the RMC-6236-001 study, as of a data cutoff date of July 23, 2024 (the RMC-6236 Data Cutoff Date), in patients with previously treated PDAC.

In the RMC-6236-001 study, a total of 127 patients with PDAC treated across dose cohorts ranging from 160 mg daily to 300 mg daily were evaluated for safety and tolerability as of the RMC-6236 Data Cutoff Date. As of the RMC-6236 Data Cutoff Date, approximately 29% of these patients experienced a Grade 3 or higher treatment-related adverse event (TRAE), and 98% of these patients experienced a TRAE of any grade. The most common TRAEs that were observed were rash and gastrointestinal (GI)-related toxicities. One Grade 4 TRAE (platelet count decreased) was observed. No Grade 5 TRAEs were observed. We also reported the TRAEs leading to dose modifications, where we observed dose interruption and/or reduction for 35% of these patients, but no TRAEs that resulted in treatment discontinuation.

We also reported updated preliminary PFS results as of the RMC-6236 Data Cutoff Date for patients with metastatic PDAC treated with RMC-6236 in the second-line or later (2L+) setting across dose cohorts ranging from 160 mg daily to 300 mg daily. As of the RMC-6236 Data Cutoff Date, the median PFS for patients treated with RMC-6236 in the 2L setting with tumors harboring KRAS G12X mutations was 8.5 months (95% confidence interval (CI): 5.3 – 11.7 months), and for these patients with tumors harboring G12, G13 or Q61 mutations was 7.6 months (95% CI: 5.9 – 11.1 months). As of the RMC-6236 Data Cutoff Date, the median PFS for these patients treated with RMC-6236 in the third-line or later (3L+) setting with tumors harboring KRAS G12X mutations was 4.4 months (95% CI: 4.2 – 6.4 months), and for these patients with tumors harboring G12, G13 or Q61 mutations was 4.4 months (95% CI: 4.1 – 5.7 months).

We also reported preliminary OS data as of the RMC-6236 Data Cutoff Date for patients with metastatic PDAC who were treated with RMC-6236 in the 2L setting across dose cohorts ranging from 160 mg daily to 300 mg daily. The median OS for these patients with tumors harboring KRAS G12X mutations was 14.5 months (95% CI: 8.8 months, not estimable) and the median OS for these patients with tumors harboring G12, G13 or Q61 mutations was also 14.5 months (95% CI: 8.8 months, not estimable). As of the RMC-6236 Data Cutoff Date, the OS rate at 6 months was 89% (95% CI: 70–97%) for these patients with tumors harboring KRAS G12X mutations and was 91% (95% CI: 77–96%) for these patients with tumors harboring G12, G13 or Q61 mutations.

We also reported best percentage change in tumor size from baseline for patients with metastatic PDAC with tumors harboring KRAS G12X mutations treated with RMC-6236 in the 2L+ setting as of the RMC-6236 Data Cutoff Date. The ORR for these patients who received the first dose of RMC-6236 at least 14 weeks prior to the RMC-6236 Data Cutoff Date was 29% for patients in the 2L setting and was 22% for patients in the 3L+ setting. The disease control rate (DCR) for these patients who received the first dose of RMC-6236 at least 14 weeks prior to the RMC-6236 Data Cutoff Date was 91% for these patients in the 2L setting and was 89% for these patients in the 3L+ setting.

We currently expect to disclose updated RMC-6236 monotherapy clinical safety, tolerability and activity data for patients with NSCLC in the fourth quarter of 2024.

Based on our observations from the RMC-6236-001 study and our preclinical observations, we believe there is a potential opportunity to evaluate RMC-6236 in earlier lines of therapy in multiple tumor types and are currently evaluating several exploratory combination regimens that include RMC-6236 in order to assess the potential for development in these settings. These combinations include

RMC-6236 with pembrolizumab, RMC-6236 with RMC-6291, RMC-6236 with RMC-9805 and RMC-6236 with standard of care chemotherapy agents. We currently expect to disclose initial clinical pharmacokinetic (PK), safety, tolerability and activity data for the combination of RMC-6236 with pembrolizumab and for the combination of RMC-6236 with RMC-6291 in the fourth quarter of 2024.

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

On October 25, 2024, we reported preliminary clinical safety, tolerability and activity data from the RMC-9805-001 study, as of a data cutoff date of September 2, 2024 (the RMC-9805 Data Cutoff Date) in patients with previously treated solid tumors harboring KRAS G12D mutations.

In the RMC-9805-001 study, a total of 179 patients treated across dose cohorts ranging from 150 mg to 1,200 mg once daily and from 300 mg to 600 mg twice daily were evaluated for safety and tolerability as of the RMC-9805 Data Cutoff Date. RMC-9805 was generally well tolerated across these dose levels. The most common TRAEs observed were GI-related toxicities. TRAEs of any grade led to dose reduction in approximately 3% of these patients. No TRAEs led to treatment discontinuation, and there were no treatment-related Grade 4 or 5 AEs or SAEs reported.

We also reported the TRAEs for 99 patients who received 1,200 mg of RMC-9805 a day (1,200 mg once daily (n=60) or 600 mg twice daily (n=39)) as of the RMC-9805 Data Cutoff Date. RMC-9805 was generally well tolerated at these dose levels. The most common TRAEs observed were GI-related toxicities and rash. TRAEs of any grade led to dose reduction in approximately 4% of these patients. No TRAEs led to treatment discontinuation in these patients, and there were no treatment-related Grade 4 or 5 AEs or SAEs reported.

We also reported best percentage change in tumor size from baseline as of the RMC-9805 Data Cutoff Date for patients with PDAC in the 2L+ setting who received 1,200 mg a day (1,200 mg once daily (n=20) or 600 mg twice daily (n=20)). For these patients who received a first dose of RMC-9805 at least 14 weeks prior to the RMC-9805 Data Cutoff Date, the ORR (including both confirmed and pending responses) was 30%, and the DCR was 80%.

We believe that this preliminary safety and clinical activity data as of the RMC-9805 Data Cutoff Date support our ongoing development of RMC-9805 as a single agent and in combination with other therapies, including with RMC-6236. An exploratory combination study of RMC-9805 with RMC-6236 is ongoing.

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

We reported interim data from the ongoing dose-escalation portion of the RMC-5552-001 study in October 2023 as of a September 4, 2023 data cut-off date. These data further support our previous observations that RMC-5552 was acceptably tolerated at doses that have demonstrated meaningful anti-tumor activity in clinical studies, while largely avoiding well-described toxicities associated with mTORC2 inhibition, such as hyperglycemia.

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

As a result of the EQRx Acquisition, we acquired $1.1 billion in net cash, cash equivalents and marketable securities after deducting estimated EQRx wind-down and transaction costs.

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
•
costs related to the production of preclinical, clinical and pre-launch materials, including fees paid to contract manufacturers;
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

Results of operations

Comparison of the three and nine months ended September 30, 2024 and 2023

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Increase/ (decrease)	2024	2023	Increase/ (decrease)
	(in thousands)			(in thousands)
Revenue:
Collaboration revenue	$—	$—	$—	$—	$10,838	$(10,838)
Total revenue	—	—	—	—	10,838	(10,838)
Operating expenses:
Research and development	151,752	107,735	44,017	404,129	274,663	129,466
General and administrative	23,960	15,513	8,447	69,085	43,377	25,708
Total operating expenses	175,712	123,248	52,464	473,214	318,040	155,174
Loss from operations	(175,712)	(123,248)	(52,464)	(473,214)	(307,202)	(166,012)
Other income, net:
Interest income	20,411	10,947	9,464	65,658	28,505	37,153
Other income (expense), net	282	—	282	(2,511)	—	(2,511)
Change in fair value of warrant liabilities and contingent earn-out shares	(1,269)	—	(1,269)	4,543	—	4,543
Total other income, net	19,424	10,947	8,477	67,690	28,505	39,185
Loss before income taxes	(156,288)	(112,301)	(43,987)	(405,524)	(278,697)	(126,827)
Benefit from income taxes	—	3,867	(3,867)	—	3,867	(3,867)
Net loss	$(156,288)	$(108,434)	$(47,854)	$(405,524)	$(274,830)	$(130,694)

Collaboration revenue

Collaboration revenue consisted of revenue under the Sanofi Agreement, which terminated in June 2023. Collaboration revenue decreased by $10.8 million to zero during the nine months ended September 30, 2024 compared to the same period in 2023. The decrease in collaboration revenue in 2024 was a result of the termination of the Sanofi Agreement.

Research and development expenses

Our research and development efforts during the three and nine months ended September 30, 2024 and 2023 were focused on our clinical development programs and our preclinical programs. The following table sets forth the components of our research and development expenses for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Increase/ (decrease)	2024	2023	Increase/ (decrease)
	(in thousands)
Third-party research and development expenses:
Clinical Development Programs:
RMC-6236	$50,459	$28,783	$21,676	$107,559	$63,417	$44,142
RMC-6291	11,161	9,956	1,205	36,844	22,804	14,040
RMC-9805	13,177	9,518	3,659	39,970	29,911	10,059
RAS companion inhibitors	1,978	3,391	(1,413)	5,888	13,657	(7,769)
Preclinical programs	18,808	18,971	(163)	56,247	42,859	13,388
Total third-party research and development expenses	95,583	70,619	24,964	246,508	172,648	73,860
Salaries and other employee-related expenses	27,390	17,847	9,543	78,304	49,345	28,959
Stock-based compensation expense	13,369	8,151	5,218	36,389	21,493	14,896
Amortization of intangible assets	267	267	—	801	801	—
Other research and development costs	15,143	10,851	4,292	42,127	30,376	11,751
Total research and development expense	$151,752	$107,735	$44,017	$404,129	$274,663	$129,466

Research and development expenses increased by $44.0 million, or 41%, during the three months ended September 30, 2024 compared to the same period in 2023. The increase in research and development expenses during the three months ended

September 30, 2024 was primarily due to a $21.7 million increase in RMC-6236 expenses, primarily attributable to clinical trial expenses; a $9.5 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $5.2 million increase in stock-based compensation; a $4.3 million increase in other research and development expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; a $3.7 million increase in RMC-9805 expenses, primarily attributable to clinical trial expenses; and a $1.2 million increase in RMC-6291 expenses, primarily attributable to higher clinical trial expenses; partially offset by a $1.4 million decrease in other RAS companion inhibitor program expenses.

Research and development expenses increased by $129.5 million, or 47%, during the nine months ended September 30, 2024 compared to the same period in 2023. The increase in research and development expenses during the nine months ended September 30, 2024 was primarily due to a $44.1 million increase in RMC-6236 expenses, primarily attributable to clinical trial expenses; a $29.0 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $14.9 million increase in stock-based compensation; a $14.0 million increase in RMC-6291 expenses, primarily attributable to higher clinical trial expenses; a $13.4 million increase in our preclinical research portfolio expenses; a $11.8 million increase in other research and development expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; and a $10.1 million increase in RMC-9805 expenses primarily attributable to clinical trial expenses; partially offset by a $7.8 million decrease in other RAS companion inhibitor program expenses.

General and administrative expenses

General and administrative expenses increased by $8.4 million, or 54%, during the three months ended September 30, 2024 compared to the same period in 2023. The increase in general and administrative expenses during the three months ended September 30, 2024 was primarily due to a $1.9 million increase in salaries and other employee-related expenses due to increased headcount; a $1.9 million increase in stock-based compensation expense; a $1.8 million increase in commercial preparation activities; a $1.2 million increase in legal and accounting fees; and a $1.1 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount.

General and administrative expenses increased by $25.7 million, or 59%, during the nine months ended September 30, 2024 compared to the same period in 2023. The increase in general and administrative expenses during the nine months ended September 30, 2024 was primarily due to a $7.5 million increase in salaries and other employee-related expenses due to increased headcount; a $5.5 million increase in stock-based compensation expense; a $5.2 million increase in commercial preparation activities; a $3.4 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; a $2.8 million increase in legal and accounting fees; and a $1.3 million increase in other administrative expenses.

Interest income

Interest income increased by $9.5 million and $37.2 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 due to a larger cash, cash equivalents and marketable securities balance and higher interest rates.

Other income, net

Other income increased by $0.3 million and decreased by $2.5 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The increase for the nine months ended September 30, 2024 was due to a $2.8 million impairment of a long term asset acquired as part of the EQRx Acquisition in the first quarter of 2024 offset by a change in the fair value of warrant liabilities and contingent earn-out shares acquired as part of the EQRx Acquisition.

Liquidity and capital resources

Liquidity

In November 2021, we entered into a sales agreement with Cowen and Company, LLC, an affiliate of TD Securities (USA) LLC (TD Cowen), as amended in March 2024, to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $250 million, through an at-the-market equity offering program (the 2021 ATM). We have sold an aggregate of 6,502,078 shares of our common stock under the 2021 ATM resulting in gross proceeds to us of $186.0 million. During the three and nine months ended September 30, 2024, we sold an aggregate of 1,294,050 shares of common stock under the 2021 ATM, resulting in gross proceeds of $60.8 million. In August 2024, we terminated the 2021 ATM and entered into a new sales agreement with TD Cowen to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $500 million, through an at-the-market equity offering program (the 2024 ATM). Through September 30, 2024, we have sold an aggregate of 333,526 shares of common stock under the 2024 ATM, resulting in gross proceeds of $15.3 million.

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

As of September 30, 2024, we had $1.5 billion in cash, cash equivalents and marketable securities.

As of September 30, 2024, we had an accumulated deficit of $1.5 billion. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our product candidates and our pre-clinical research portfolio, and to a lesser extent, general and administrative expenditures. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue to advance our product candidates and pre-clinical research portfolio.

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

Cash flows

The following table summarizes our consolidated cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(419,146)	$(230,009)
Investing activities	(161,491)	37,804
Financing activities	85,608	389,846
Net change in cash and cash equivalents	$(495,029)	$197,641

Cash used in operating activities

During the nine months ended September 30, 2024, cash used in operating activities of $419.1 million was attributable to a net loss of $405.5 million and a net change of $41.6 million in our operating assets and liabilities and $28.0 million in non-cash charges. The change in operating assets and liabilities was primarily due to a $35.8 million decrease in accounts payable; a $4.6 million increase in prepaid expenses and other current assets; a $5.9 million increase in other noncurrent assets; a $1.2 million decrease in operating lease liability offset by a $3.7 million decrease in accrued expenses and other current liabilities; and a $1.3 million decrease in accounts receivable. The non-cash charges primarily consisted of stock-based compensation expense of $56.8 million; depreciation and amortization of $5.6 million; a $2.8 million impairment of a long term asset acquired as part of the EQRx Acquisition; amortization of operating lease right-of-use asset of $2.8 million, offset by net amortization of premium on marketable securities of $35.7 million; and a $4.5 million change in fair value of warrant liabilities and contingent earn-out shares.

During the nine months ended September 30, 2023, cash used in operating activities of $230.0 million was attributable to a net loss of $274.8 million offset by $29.2 million in non-cash charges and a net change of $15.6 million in our operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation expense of $36.3 million; depreciation and amortization of $4.5 million and amortization of operating lease right-of-use asset of $2.0 million offset by net amortization of premium on marketable securities of $13.6 million. The change in operating assets and liabilities was primarily due to an $8.2 million increase in accounts payable; a $21.0 million increase in accrued expenses and other current liabilities; a $4.4 million decrease in accounts receivable; a $0.7 million increase in liabilities towards employee stock purchase plan offset by a $0.4 million increase in prepaid expenses and other current assets primarily resulting from the timing of prepayments made for research and development activities and insurance; an $8.5 million increase in other noncurrent assets; a $4.5 million decrease in deferred revenue associated with the Sanofi Agreement; and a $1.4 million decrease in operating lease liability.

Cash used in investing activities

During the nine months ended September 30, 2024, cash used in investing activities of $161.5 million was comprised of maturities of marketable securities of $1.3 billion partially offset by purchases of marketable securities of $1.4 billion and purchases of property and equipment of $9.1 million.

During the nine months ended September 30, 2023, cash used in investing activities of $37.8 million was comprised of purchases of marketable securities of $539.3 million and purchases of property and equipment of $5.4 million offset by maturities of marketable securities of $582.5 million.

Cash provided by financing activities

During the nine months ended September 30, 2024, cash provided by financing activities comprised of $74.3 million in net proceeds from the issuance of common stock under the 2021 ATM and the 2024 ATM; $8.2 million in proceeds from the issuance of common stock upon the exercise of stock options; and $3.2 million in proceeds from the issuance of common stock related to our 2020 Employee Stock Purchase Plan (the ESPP).

During the nine months ended September 30, 2023, cash provided by financing activities of $389.8 million was comprised of $323.7 million in net proceeds from issuance of common stock from the March 2023 underwritten public offering; $62.1 million in net proceeds from the issuance of common stock under the 2021 ATM; $2.1 million in proceeds from the issuance of common stock related to the ESPP; and $2.0 million in proceeds from the issuance of common stock upon the exercise of stock options.

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

For a discussion of our critical accounting estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 26, 2024 (2023 Form 10-K). There have been no material changes to these critical accounting estimates since our 2023 Form 10-K.

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

We held cash, cash equivalents and marketable securities of $1.5 billion and $1.9 billion as of September 30, 2024 and December 31, 2023, respectively, which consisted of bank deposits, money market funds, U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, an immediate one percent change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President, Chief Executive Officer and Director and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2024. Based on the evaluation, our President, Chief Executive Officer and Director and our Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were, in design and operation, effective to the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three and nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Summary of Material Risks Associated with Our Business

The principal risks and uncertainties affecting our business include the following:

•
We are a clinical-stage precision oncology company with a limited operating history and no products approved for commercial sale. We have incurred significant losses since our inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability, which, together with our limited operating history, makes it difficult to assess our future viability.
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
•
Our business is dependent on the successful development of our current and future product candidates. If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval and ultimately commercialize any of our product candidates, or we experience significant delays in doing so, our business will be materially harmed.
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
•
We and our collaborators are currently developing and may in the future develop, our product candidates in combination with other therapies, which exposes us to additional risks.
•
We face significant competition, and if our competitors develop and market products that are more effective, safer or less expensive than our product candidates, our commercial opportunities will be negatively impacted.
•
If we and our collaborators are unable to obtain and maintain sufficient patent and other intellectual property protection for our product candidates and technology, our competitors could develop and commercialize products and technology similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any of our current or future product candidates.

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

Risks related to our limited operating history, financial position and need for additional capital

We are a clinical-stage precision oncology company with a limited operating history and no products approved for commercial sale. We have incurred significant losses since our inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability, which, together with our limited operating history, makes it difficult to assess our future viability.

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

Since our inception, we have incurred significant net losses. Our net losses were $436.4 million, $248.7 million and $187.1 million, for the years ended December 31, 2023, 2022 and 2021, respectively. As of September 30, 2024, we had an accumulated deficit of $1.5 billion. We have funded our operations to date primarily with proceeds from the sale of common stock and preferred stock and upfront payments and research and development cost reimbursement received under our collaboration agreement with Genzyme Corporation, an affiliate of Sanofi (the Sanofi Agreement). The Sanofi Agreement was terminated in June 2023, and Sanofi has no further reimbursement obligations following this termination. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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
•
risks that restructuring costs and charges and other liabilities associated with the EQRx Acquisition may be greater than anticipated or incurred in different periods than anticipated;
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

Our operations have consumed substantial amounts of cash since our inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our initial preclinical and clinical product candidates.

Preclinical studies, clinical trials and additional research and development activities will require substantial funds to complete. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $1.5 billion. We have raised $1.3 billion in underwritten public offerings, net of underwriting discounts and commissions and offering expenses and have completed sales generating $201.3 million in gross proceeds pursuant to at-the-market equity offering programs. The EQRx Acquisition added $1.1 billion to our working capital. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs and to prepare for their potential commercialization. If we are able to gain marketing approval for our product candidates, we will require significant additional amounts of cash in order to launch and commercialize our product candidates, if approved, to the extent that their launch and commercialization are not the responsibility of another collaborator that we may contract with in the future. In addition, other unanticipated costs may arise. Because the design and outcome of our current, planned and potential future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

Risks related to product development and regulatory process

Our business is dependent on the successful development of our current and future product candidates. If we, alone or in collaboration, are unable to advance our current or future product candidates through clinical trials, obtain marketing approval and ultimately commercialize any of our product candidates, or we experience significant delays in doing so, our business will be materially harmed.

Our business is dependent on the successful development of our current and future product candidates. We are evaluating certain of our product candidates in exploratory clinical trials, both as monotherapy and in combination regimens, and currently plan to conduct pivotal clinical trials for our RAS(ON) inhibitors, including the RASolute 302 study with RMC-6236, which we recently initiated. The remainder of our programs are in the preclinical stage, and the clinical development of these programs is subject to our continuing assessment of our portfolio priorities. The success of our business, including our ability to finance our company and generate revenue from products in the future, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. Our current product candidates, and any of our future product candidates, will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from product sales.

We have not previously submitted a new drug application (NDA) to the FDA or similar applications to a comparable foreign regulatory authority, for any product candidate. An NDA or other relevant regulatory application must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe and effective for each desired indication. The NDA or other relevant application must also include significant information regarding the chemistry, manufacturing and controls for the product. We cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval. Further, even if they are successful in clinical trials, our product candidates or any future product candidates may not receive regulatory approval. If we do not receive regulatory approvals for current or future product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market a product candidate, our revenue will depend, in part, upon the size of the markets in the territories for which we or collaborators gain regulatory approval and have commercial rights, as well as the availability of competitive products, whether there is sufficient third-party reimbursement and adoption by physicians.

We plan to seek regulatory approval to commercialize our product candidates both in the United States and in select foreign countries, alone or in collaboration. While the scope of regulatory approval generally is similar in other countries, in order to obtain separate regulatory approval in other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy. Other countries also have their own regulations governing, among other things, clinical trials and commercial sales, as well as pricing and distribution of drugs, and we may be required to expend significant resources to obtain regulatory approval and to comply with ongoing regulations in these jurisdictions.

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

If we or our collaborators are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our current or future product candidates, which would materially harm our business. If we or our collaborators do not receive marketing approvals for any of our product candidates, we may not be able to continue our operations.

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

We recently initiated the RASolute 302 study with RMC-6236, and are currently planning additional registrational clinical trials for RMC-6236 and our other RAS(ON) inhibitors. These studies may not produce results that are consistent with expectations or that are predicted by our earlier clinical observations for these compounds. Our plans for these and future planned registrational trials are, and will be based on our observations from the results of early-stage clinical trials using the same product candidates. Based on data from early-stage clinical trials, we will select, subject to regulatory feedback, the indication, line of therapy, study design and dose and dose schedule for our registrational studies. However, these registrational studies, if initiated, may not be successful and may not produce results that are consistent with our expectations, based on our earlier clinical observations, including because other trial designs may have greater likelihood of development success.

There can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Even if clinical trials with our product candidates are completed, the results may not be sufficient to obtain regulatory approval of any products.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise be adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on the ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We or our future collaborators may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA or other comparable regulatory authorities. We or collaborators may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

•
the patient eligibility criteria defined in the protocol;
•
our ability to enroll a sufficient number of patients with mutations in the signaling pathways our therapies are designed to target;
•
the size of the patient population required for analysis of the trial’s primary endpoints;
•
the proximity of patients to study sites;

•
the design of the trial;
•
the ability to recruit clinical trial investigators with the appropriate competencies and experience;
•
clinicians’ and patients’ perceptions as to the potential advantages of our product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
•
the ability to obtain and maintain patient consents for participation in our clinical trials and, where appropriate, biopsies for future patient enrichment efforts;
•
the risk that patients enrolled in clinical trials will not remain on the trial through the completion of evaluation; and
•
the ability of clinical trial investigators to enroll patients in cases of outbreak of disease, geopolitical or other conflicts or natural disasters, including as a result of the ongoing war between Russia and Ukraine or escalation of conflicts in the Middle East.

In addition, our clinical trials will compete with approved therapies, including sotorasib and adagrasib, as well as other clinical trials for product candidates that are in the same therapeutic areas (and that seek to evaluate patients with cancer cells having the same mutations), particularly with patients having KRAS G12C or KRAS G12D mutations, as our current and potential future product candidates. This competition and competition with approved therapies will reduce the number and types of patients available for clinical trials involving our product candidates, because some patients who might have opted to enroll in our trials may instead opt to pursue a treatment regimen using an approved therapy or enroll in a trial conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites. Moreover, because our current and potential future product candidates may represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our ongoing or any future clinical trials.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

We and our collaborators are currently developing, and may in the future develop, our product candidates in combination with other therapies, which exposes us to additional risks.

Some of our or our collaborators’ development efforts involve combinations of our product candidates with therapeutics that have been approved for marketing by the FDA. For example, the development of our RAS(ON) inhibitors includes combinations with existing therapies, including chemotherapy agents, an anti-EGFR agent and a PD-1 inhibitor. In addition, the development of RMC-4630 has included combinations with KRAS(OFF) inhibitors sotorasib and adagrasib, and a PD-1 inhibitor, and in the future our product candidates may be developed in combination with one or more additional approved therapies. Even if any of our product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate, or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially. In addition, developing combination therapies using approved therapeutics, are doing and may continue to do for our product candidates, also exposes us to additional clinical risks, such as the requirement that we demonstrate the safety and efficacy of each active component of any combination regimen we may develop, including any incremental benefits associated with our product candidates, which may prove challenging.

We or our collaborators may also evaluate our current or future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States or with approved cancer therapies at an unapproved dose and/or schedule, and/or with approved cancer therapies in unapproved indications. For example, the development of our RAS(ON) inhibitors includes combinations with other product candidates in our portfolio, including other RAS(ON) inhibitors. In addition, we have agreed to provide RMC-4630 to the Netherlands Cancer Institute to support its evaluation of RMC-4630 in combination with an ERK inhibitor. We will not be able to market and sell any of our product candidates in combination with any such cancer therapies, outside existing approved labels that do not ultimately obtain marketing approval.

If the FDA or similar regulatory authorities outside of the United States do not approve the drugs we choose to evaluate in combination with any of our product candidates or revoke their approval of, or if safety, efficacy, manufacturing or supply issues arise with, these drugs, we may be unable to obtain approval of or market or our product candidates.

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

There are several programs in clinical development targeting KRAS G12C, including programs directed at KRAS(OFF) G12C being conducted by Amgen Inc., Betta Pharmaceuticals Co., Ltd., Bristol Myers Squibb Company, Chengdu Huajian Future Technology Co. Ltd., D3 BIO, Inc., Eli Lilly, GenEros Biopharma Ltd., Genhouse Bio Co. Ltd., Guangzhou BeBetter Medicine Technology Co., Ltd., HUYA Bioscience, Innovent Biologics, Inc. (licensed to Genfleet Therapeutics), InventisBio, Jacobio Pharmaceuticals Co. Ltd., Jiangsu Hansoh Pharmaceutical Group Co., Ltd., Merck, Sharpe & Dohme LLC, Roche, Shanghai Junshi Biosciences Co., Ltd., Shanghai YingLi Pharmaceutical, Shouyao Holdings (Beijing) Co. Ltd. and Suzhou Zelgen Biopharmaceuticals. BridgeBio Pharma, Inc. and Frontier Medicines each have a dual KRAS(ON/OFF) G12C program in the clinic. There are also several clinical programs directed at KRAS G12D, including those being conducted by Astellas Pharma Inc., AstraZeneca, Bristol Myers Squibb Company, Eli Lilly, Genentech, Incyte Corporation, Jiangsu Hengrui Pharmaceuticals Company Ltd, Quanta Therapeutics, Tyligand Bioscience and Zelgen Biopharmaceuticals. In addition, there are a few clinical programs directed at KRAS G12V, including those being conducted by Affini-T Therapeutics and Yingkai Saiwei (Beijing) Biotechnology. Other clinical programs, including pan-RAS inhibitors, directed at mutant RAS are being conducted, including those by Alaunos Therapeutics, Inc., BeiGene, Boehringer Ingelheim, Chugai Pharmaceutical Co., Ltd., Eli Lilly, Elicio Therapeutics, Gritstone bio, Inc., Moderna, Inc., Pfizer, Inc., Quanta Therapeutics, RasCal Therapeutics, Shanghai YingLi Pharmaceutical, Silenseed Ltd. and Targovax ASA. There are several programs in clinical development targeting SHP2, including those being conducted by Betta Pharmaceuticals Co., Ltd., Etern BioPharma (Shanghai) Co. Ltd., Genhouse Bio Co. Ltd., Hutchmed Ltd., HUYA Bioscience, InnoCare Pharma Ltd., Jacobio Pharmaceuticals Co. Ltd., Jiangsu Hansoh Pharmaceutical Group Co., Ltd., Nanjing Sanhome Pharmaceutical, Navire Pharma, Inc., a BridgeBio company (licensed to Bristol Myers Squibb Company), Novartis AG, Relay Therapeutics, Inc. (licensed to Roche), Shanghai Gopherwood Biotech Co., Ltd., Shanghai Ringene Biopharma Co., Ltd and Silexion Therapeutics. The above list includes corporate competitors that we are currently aware of and that are currently conducting clinical trials or marketing in geographies where we currently anticipate conducting clinical trials for our product candidates. However, companies operating in other geographies, smaller companies and companies with earlier stage programs may also prove to be significant competitors. In addition, academic research departments and public and private research institutions may be conducting research on compounds that could prove to be competitive.

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

BRo5 compounds have been successfully pursued by many pharmaceutical companies. Examples of BRo5 compounds include natural products and semi-synthetic derivatives, peptidomimetics, macrocycles and degraders. However, larger molecular weight small molecules often cannot be formulated into orally absorbed drugs and also often face solubility, potency, bioavailability and stability challenges, among others. In addition, many of the commonly used predictive and other drug development tools are designed specifically for traditional “Rule of 5” small molecule drugs rather than BRo5 molecules, contributing to the difficulty and uncertainty of development of BRo5 compounds.

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

These and other risks related to our research and development of BRo5 small molecules may result in delays in development, an increase in development costs and/or the failure to develop any BRo5 small molecule to approval. As a result, our competitors may develop products more rapidly and cost effectively than we do if they are able to target the same indications as our product candidates using conventional small molecules. In particular, competitors may develop and commercialize products that compete with our RAS(ON) inhibitor product candidates.

The regulatory approval processes of the FDA, the EMA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we or our potential future collaboration partners are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

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

This lengthy approval process as well as the unpredictability of clinical trial results may result in our or our future collaborators’ failure to obtain regulatory approval to market any of our product candidates. The FDA, the EMA and other comparable foreign authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any product candidate that we develop. Even if we believe the data collected from future clinical trials of our product candidates are promising, this data may not be sufficient to support approval by the FDA, the EMA or any other regulatory authority.

In addition, even if we or our future collaborators were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we may desire to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the prospects for our product candidates.

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

Clinical product development involves a lengthy and expensive process, with uncertain outcomes. We or our potential future collaboration partners may experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current and future product candidates.

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our products are safe or effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and future clinical trials involving our product candidates may not be successful.

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

Further, conducting clinical trials in foreign countries, as we or our collaborators may do for our current or future product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled subjects in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, and political and economic risks, including war, relevant to these foreign countries.

Principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with their services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, for our product candidates and may ultimately lead to the denial of regulatory approval of one or more of our product candidates.

If we or our collaborators experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate revenues from any of these product candidates will be delayed. In addition, any delays in completing clinical trials for our product candidates will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates and impair our ability to commercialize our product candidates.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and the value of our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically a summary of extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed.

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

For example, the safety and tolerability data we have released from the RMC-6236-001, RMC-6291-001 and RMC-9805-001 studies included adverse events (AEs), including serious adverse events (SAEs) and AEs that led to dose interruption or reduction.

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

The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. Any marketing approval we or our potential future collaboration partners ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

If we or potential future collaboration partners experience delays in obtaining approval or if we fail to obtain approval of any of our current or future product candidates, the commercial prospects for those product candidates may be harmed.

Obtaining and maintaining marketing approval of our current and future product candidates in one jurisdiction does not mean that we or our potential future collaboration partners will be successful in obtaining marketing approval of our current and future product candidates in other jurisdictions.

Obtaining and maintaining marketing approval of our current and future product candidates in one jurisdiction does not guarantee that we or our potential future collaboration partners will be able to obtain or maintain marketing approval in any other jurisdiction, while a failure or delay in obtaining marketing approval in one jurisdiction may have a negative effect on the marketing approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that may be charged for the products is also subject to approval.

We and our potential future collaboration partners may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign marketing approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we or our potential future collaboration partners fail to comply with the regulatory requirements in international markets or receive applicable marketing approvals in international markets, the target market for our product candidates will be reduced, and our ability to realize the full market potential of our product candidates will be harmed.

Adverse events in the field of oncology or the biopharmaceutical industry could damage public perception of our current or future product candidates and negatively affect our business.

The commercial success of our products will depend in part on public acceptance of the use of targeted cancer therapies. While a number of targeted cancer therapies have received regulatory approval and are being commercialized, our approach to targeting cancer cells carrying tumor causing mutations, including oncogenic RAS(ON) pathway mutations, is novel and unproven. Adverse events in clinical trials of our product candidates, or post-marketing activities, or in clinical trials of others developing similar products or that are related to approved targeted therapies, particularly those targeting oncogenic RAS pathway mutations, including sotorasib and adagrasib and the resulting publicity, as well as any other adverse events in the field of oncology that may occur in the future, could result in a decrease in demand for any product that we may develop. If public perception is influenced by claims that the use of cancer therapies is unsafe, whether related to our therapies or those of our competitors, our product candidates or products, if approved, may not be accepted by the general public or the medical community.

Future adverse events in oncology or the biopharmaceutical industry could also result in greater government regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our products. Any increased scrutiny could delay or increase the costs of obtaining marketing approval for our current or future product candidates.

Even if we or our potential future collaboration partners receive marketing approval of a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products, if approved.

Any marketing approvals that we or our potential future collaboration partners receive for any current or future product candidate may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require REMS as a condition of approval of any product candidate, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import and export and record keeping for the product candidate will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practice (cGMP) or similar foreign requirements and Good Clinical Practice (GCP) for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with any approved candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The occurrence of any event or penalty described above may inhibit our or our potential future collaboration partners’ ability to commercialize our product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay marketing approval of a product. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.

Even if a current or future product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any of our current or future product candidates receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community to be a viable product. For example, current approved immunotherapies, and other cancer treatments like chemotherapy and radiation therapy, are well established in the medical community, and doctors may continue to rely on these therapies. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

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

The market opportunities for any of our current or future product candidates, if and when approved, may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed, and may be small.

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

The regulations that govern marketing approvals, pricing and reimbursement for new products vary widely from country to country. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing government control even after initial approval is granted. As a result, we or our potential future collaboration partners might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay the commercial launch of the product candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Our and our potential future collaboration partners’ ability to commercialize any product candidates, whether as a single agent or combination therapy, successfully will also depend in part on the extent to which coverage and reimbursement for these product candidates and related treatments will be available from government authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular products and requiring substitutions of generic products and/or biosimilars. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. We cannot be sure that coverage will be available for any of our product candidates, even if approved, and, if coverage is available, the level of reimbursement. These third-party payors are also examining the cost-effectiveness of drugs in addition to their safety and efficacy. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we or our potential third party collaborators may not be able to successfully commercialize any product candidate even if approved.

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

Complementary diagnostics and companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval, clearance or certification prior to commercialization. In addition, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. Companion diagnostics are developed in conjunction with clinical programs for the associated therapeutic product, and the FDA has generally required premarket approval of companion diagnostics for cancer therapies. The approval or clearance of a companion diagnostic as part of the therapeutic product’s further labeling limits the use of the therapeutic product to only those patients who express the specific characteristic, such as a biomarker, that the companion diagnostic was developed to detect.

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

The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, the FDA may reach a different conclusion and not grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind any fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

We may also seek breakthrough therapy designation for our product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, increased interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs and biologics designated as breakthrough therapies also receive the same benefits associated with fast track designation, including eligibility for rolling review of a submitted NDA, if the relevant criteria are met. Like fast track designation, breakthrough therapy designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if a product candidate qualifies as a breakthrough therapy, the FDA may later decide that the drug no longer meets the conditions for qualification and rescind the designation.

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

Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Furthermore, if we decide to submit an application for accelerated approval for our product candidates, there can be no assurance that such application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require the conduct of further studies prior to considering our (or one of our potential future collaboration partners’) applications or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period until commercialization of such product candidate, if at all, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

We face an inherent risk of product liability as a result of the clinical testing of product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any of our product candidates causes or is perceived to cause injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of any approved products. Even successful defense would require significant financial and management resources.

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
•
exhaustion of any available insurance and our capital resources and potential increases in our insurance premiums and/or retention amounts; and
•
the inability to commercialize any product candidate.

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

In addition, in response to the Biden administration’s October 2022 executive order, in February 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates, complementary diagnostics or companion diagnostics, or impose additional pricing pressures.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations, any resurgence of the virus or emergence of new variants may lead to further inspectional or administrative delays. If a prolonged government shutdown occurs or the FDA experiences other delays, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions.

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

Further, various states have implemented certain data privacy and security laws and regulations that impose restrictive requirements regulating the use and disclosure of health-related and other personal information. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the CCPA) requires certain businesses that process personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete and correct their personal information, or opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have been passed in other states, and are continuing to be proposed at the state and the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA or the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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
•
collaborators with marketing, manufacturing and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities as it relates to our product candidates or products;
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

As a result, if we enter into additional collaboration agreements and strategic partnerships or license our intellectual property, products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our or their existing operations, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following entry into a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Any delays in entering into new collaborations or strategic partnership agreements related to our current or future product candidates could delay the development and commercialization of our product candidates, which would harm our business prospects, financial condition, and results of operations.

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

We face significant competition in seeking appropriate strategic partners, and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for other collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the progress of our clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Further, we may not be successful in our efforts to establish one or more strategic partnerships or other alternative arrangements for future product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.

The terms of any collaboration agreement we enter into may restrict us from entering into future agreements on certain terms with potential collaborators, which may limit our ability to find additional collaborators in the future or adversely impact the terms of these future collaborations.

In addition, business combinations among pharmaceutical and biotechnology companies have in the past and may in the future result in a reduced number of potential future collaborators.

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

Additionally, in January 2024, there was Congressional activity, including the introduction of the BIOSECURE Act (H.R. 7085) in the House of Representatives and a substantially similar Senate bill (S.3558). In September 2024, the House of Representatives passed H.R. 8333, substituted from H.R. 7085. If these bills became law, or similar laws are passed, they would have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We do business with companies in China, including some named in these bills, and it is possible some of our contractual counterparties could be impacted by the legislation described above.

If the third parties that we engage to supply any materials or manufacture product for our preclinical tests and clinical trials should cease to continue to do so for any reason, we likely would experience delays in advancing these tests and trials while we identify and qualify replacement suppliers or manufacturers, and we may be unable to obtain replacement supplies on terms that are favorable to us or at all. In addition, if we are not able to obtain adequate supplies of our product candidates or the substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

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

If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from participation in federal and state funded healthcare programs, contractual damages and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could harm our ability to operate our business and our financial results. Further, if the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

Risks related to intellectual property

If we and our collaborators are unable to obtain and maintain sufficient patent and other intellectual property protection for our product candidates and technology, our competitors could develop and commercialize products and technology similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any of our current or future product candidates.

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

Interference proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be materially harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest, and our business may be adversely affected.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to make products that are similar to our current or future product candidates or utilize similar technology but that are not covered by the claims of our patents or the patents that we license or may own in the future;
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

As of September 30, 2024, we had 490 full-time employees, including 394 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we operate as a public company, we expect to need additional managerial, research and development, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, retaining and motivating additional employees;
•
managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and
•
improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to advance development of and, if approved, commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

As of September 30, 2024, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 8.2% of our outstanding common stock. As a result, these stockholders, if they act together, may be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

As of September 30, 2024, 30.3 million shares of common stock that are either subject to outstanding options or restricted stock units reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

In addition, as of September 30, 2024, holders of approximately 2.1 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could impact the market price of our common stock.

There is no guarantee that our warrants will ever be in the money, and they may expire worthless.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and EQRx, Inc (the Warrant Agreement). Following the EQRx Acquisition, the warrants became exercisable for shares of our common stock, and we appointed Equiniti Trust Company, LLC as the warrant agent. Our warrants entitle registered holders to purchase 0.1112 shares of our common stock at an exercise price of $11.50 per such fractional share of common stock. There is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants could expire worthless.

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

We have the ability to redeem our outstanding public warrants at any time prior to their expiration (A) at a price of $0.01 per public warrant; provided that the last reported sales price of our common stock equals or exceeds $161.87 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give notice of such redemption to the public warrant holders and provided certain other conditions are met, and (B) at a price of $0.10 per public warrant; provided that (i) holders will be able to exercise their public warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of the common stock, (ii) if the last reported sales price of Common Stock equals or exceeds $89.93 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a public warrant as described in the “Description of Securities” filed as Exhibit 4.3 to our 2023 Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 26, 2024 (2023 Form 10-K) under the heading “Public warrants — Anti-dilution Adjustments”) for any 20 trading days within the 30-trading day period ending three trading days before we send the notice of redemption to the public warrant holders, (iii) if the closing price of our common stock for any 20 trading days within a 30-trading day period ending three trading days before we send the notice of redemption to the public warrant holders is less than $161.87 per share (as adjusted), the private warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants and (iv) provided certain other conditions are met. A redemption in accordance with (B) above may result in public warrant holders having to exercise the public warrants at a time when they are out-of-the-money or receive nominal consideration from us for them.

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
•
the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•
we may not retroactively amend our amended and restated bylaws to reduce our indemnification obligations to our directors, officers, employees and agents.

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

We have issued in the past, and may from time to time issue, additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, in November 2021, we entered into a sales agreement with Cowen and Company, LLC, an affiliate of TD Securities (USA) LLC (TD Cowen), to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $250 million, through an at-the-market equity offering program (the 2021 ATM) under which TD Cowen agreed to act as our sales agent. Since then, we have sold an aggregate of 6,502,078 shares of our common stock under the 2021 ATM, resulting in gross proceeds to us of $186.0 million. In August 2024, we terminated the 2021 ATM and entered into a new sales agreement with TD Cowen to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $500 million, through an at-the-market equity offering program (the 2024 ATM) under which TD Cowen agreed to act as our sales agent. During the three and nine months ended September 30, 2024, we sold an aggregate of 333,526 shares of common stock under the 2024 ATM, resulting in gross proceeds of $15.3 million. Additionally, in November 2023, we completed the EQRx Acquisition, which was an all-stock transaction pursuant to which we issued shares of our common stock according to a blended formula, resulting in substantial dilution to our stockholders. If we in the future issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	2/18/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	3/8/2021	3.1
10.1	Sixth Amendment, dated as of July 12, 2024, to Lease by and between HCP LS Redwood City, LLC and Revolution Medicines, Inc.	10-Q	8/7/2024	10.1
10.2#	Employment Agreement, dated as of August 1, 2024 by and between Revolution Medicines, Inc. and Jack Anders.	10-Q	8/7/2024	10.2
10.3#	Employment Agreement dated as of August 1, 2024 by and between Revolution Medicines, Inc. and Xiaolin Wang, Sc.D.	10-Q	8/7/2024	10.3
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 has been formatted in Inline XBRL.				X

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

Revolution Medicines, Inc.

Date: November 6, 2024	By:	/s/ Mark A. Goldsmith
Mark A. Goldsmith, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Revolution Medicines, Inc.

Date: November 6, 2024	By:	/s/ Jack Anders
Jack Anders
Chief Financial Officer (Principal Financial and Accounting Officer)