Form 10-K
period 2024-12-31
Revolution Medicines, Inc.
filed 2025-02-26
CIK 1628171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $6.5 billion, based on the closing price of the Registrant’s common stock, as reported by the Nasdaq Global Select Market on June 30, 2024 of $38.81 per share.

The number of shares of the Registrant’s Common Stock outstanding on the Nasdaq Global Select Market as of February 21, 2025 was 185,913,326 (excluding 2,173,917 shares underlying pre-funded warrants).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2024.

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

The summary risk factors described above should be read together with the text of the full risk factors below in the section entitled “Risk Factors” and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially and adversely affect our business, competitive position, financial condition, results of operations, cash flows and growth prospects.

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

Our research and development pipeline comprises RAS(ON) inhibitors that bind directly to RAS variants, which we refer to as RAS(ON) Inhibitors, and RAS companion inhibitors that target key nodes in the RAS pathway or associated pathways. Our RAS(ON) Inhibitors are designed to be used as monotherapy, in combination with other RAS(ON) Inhibitors and/or in combination with RAS companion inhibitors or other therapeutic agents.

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

We are evaluating our RAS(ON) Inhibitors alone and in combination with other drugs and investigational drug candidates, particularly in-pathway agents. We believe tailored RAS(ON) Inhibitors will be useful to serve the diverse landscape of RAS-addicted cancers optimally. We believe that in some cases, patients may experience maximal clinical benefit from the broad activity of our RAS(ON) multi-selective inhibitor, daraxonrasib (RMC-6236), if approved. In others, we believe treatment with a RAS(ON) mutant-selective inhibitor may be optimal. We further believe that in some cases, it could be beneficial to combine daraxonrasib with a RAS(ON) mutant-selective inhibitor, with daraxonrasib functioning as the backbone of these RAS(ON) Inhibitor doublets. In addition, we believe that in some cases, combination of our RAS(ON) Inhibitors with standard of care therapies, including immunotherapies, may be optimal.

We are advancing a deep pipeline of RAS(ON) Inhibitors, including daraxonrasib (RMC-6236), our RAS(ON) multi-selective inhibitor; elironrasib (RMC-6291), our G12C-selective inhibitor; and zoldonrasib (RMC-9805), our G12D-selective inhibitor. Together, we consider these three clinical-stage candidates as the first wave of RAS(ON) inhibitors that we are advancing through clinical development. We also currently plan to advance RMC-5127 (G12V) into clinical development. In addition, we have other preclinical-stage RAS(ON) inhibitor clinical development opportunities, including the RAS(ON) mutant-selective inhibitors RMC-0708 (Q61H) and RMC-8839 (G13C).

Daraxonrasib (RMC-6236)

Daraxonrasib (RMC-6236), our RAS(ON) multi-selective inhibitor, is designed as an oral, RAS-selective tri-complex inhibitor of multiple RAS(ON) variants containing cancer driver mutations at all three of the major RAS mutation hotspot positions (G12, G13 and Q61). Daraxonrasib inhibits all three major RAS isoforms, suppressing the mutant cancer driver and cooperating wild-type RAS proteins.

A global, randomized Phase 3 registrational trial of daraxonrasib in the second-line (2L) treatment of patients with metastatic pancreatic ductal adenocarcinoma (PDAC), which we call the RASolute 302 study, is ongoing. In the RASolute 302 study, we are randomizing patients in a 1:1 ratio to receive either daraxonrasib at a dose of 300 mg daily or the investigator’s choice of chemotherapy. The RASolute 302 study has a nested trial design allowing for a hierarchical sequence of statistical analysis, with patients with tumors harboring RAS G12X mutations serving as the core population which will be tested first and all enrolled patients serving as the secondary population. We believe this nested design and hierarchical testing increases the probability of trial success based on the core population while creating an opportunity to gain approval for a broader population. Patients in the RASolute 302 study will be evaluated for the dual primary endpoints of progression-free survival (PFS) and overall survival (OS) in the core population, with secondary endpoints including PFS and OS in the secondary population and objective response rate (ORR) and quality of life measures. We currently expect to substantially complete enrollment of the RASolute 302 study in 2025, to enable an expected clinical readout in 2026.

Having finalized the study protocol, we are now activating sites for a global, randomized Phase 3 registrational trial comparing daraxonrasib versus docetaxel in patients with locally advanced or metastatic RAS-mutated non-small cell lung cancer (NSCLC) who have been treated with immunotherapy and platinum-containing chemotherapy, which we call the RASolve 301 study. In the RASolve 301 study, we are randomizing patients in a 1:1 ratio to receive either daraxonrasib or docetaxel. The RASolve 301 study has a nested trial design allowing for a hierarchical sequence of statistical analysis, with patients with tumors harboring RAS G12X (other than G12C) mutations serving as the core population which will be tested first, and all enrolled patients serving as the secondary population. We believe this nested design and hierarchical testing increases the probability of trial success based on the core population while creating an opportunity to gain approval for a broader population. Patients in the RASolve 301 study will be evaluated for the dual primary endpoints of PFS and OS in the core population, with secondary endpoints including PFS and OS in the secondary population and ORR and quality of life measures.

We currently expect to initiate a global, randomized Phase 3 daraxonrasib monotherapy study in patients with first-line (1L) metastatic PDAC in the second half of 2025. We also currently expect to initiate a global, randomized Phase 3 monotherapy study of daraxonrasib as adjuvant treatment for patients with resectable PDAC in the second half of 2025.

On December 2, 2024 we reported updated clinical safety, tolerability, and activity data for daraxonrasib from our first-in-human monotherapy study of daraxonrasib, which we refer to as the RMC-6236-001 study, in patients with previously treated RAS-mutant PDAC as of a data cutoff date of July 23, 2024. We believe these data showed that daraxonrasib was generally well tolerated and demonstrated encouraging antitumor activity that supported our initiation of the RASolute 302 study.

Also on December 2, 2024, we reported clinical safety and tolerability data as of a September 30, 2024 data cutoff date for daraxonrasib from the RMC-6236-001 study in patients with NSCLC with tumors harboring RAS mutations. We also reported clinical activity data as of a September 30, 2024 data cutoff date for daraxonrasib from the RMC-6236-001 study in patients with NSCLC with tumors harboring RAS G12X mutations who had received one or two prior lines of therapy which must have included prior immunotherapy and platinum chemotherapy administered either concurrently or sequentially, but not docetaxel, a study population matching the planned RASolve 301 enrollees. We believe these data showed that daraxonrasib was generally well tolerated and demonstrated encouraging antitumor activity that supported our initiation of the RASolve 301 study.

Based on our observations from the RMC-6236-001 study and our preclinical observations, we believe there is a potential opportunity to evaluate daraxonrasib combinations in earlier lines of therapy in multiple tumor types, and we are currently evaluating several exploratory combination regimens that include daraxonrasib in order to assess the potential for development in these settings. These combinations include daraxonrasib with pembrolizumab, daraxonrasib with elironrasib, daraxonrasib with zoldonrasib and daraxonrasib with standard of care chemotherapy agents.

On December 2, 2024, we disclosed initial clinical safety and tolerability data as of a data cutoff date of October 28, 2024 from our clinical study of the combination of daraxonrasib with pembrolizumab, which we believe showed the combination was generally well tolerated with limited hepatotoxicity.

Also on December 2, 2024, we disclosed initial clinical safety, tolerability and activity data as of a data cutoff date of October 28, 2024 from our clinical study of the combination of daraxonrasib with elironrasib, which we believe showed the combination was generally well tolerated and provide initial proof-of-mechanism for a RAS(ON) inhibitor doublet in patients with colorectal cancer (CRC) who were previously treated with KRAS(OFF) G12C inhibitors. We believe these preliminary data observations support continued development of RAS(ON) inhibitor doublets in a broad range of tumor types and earlier lines of therapy, including 1L patients with NSCLC carrying RAS G12C tumors.

In April 2024, at the American Association for Cancer Research (AACR) Annual Meeting 2024, we reported individual case studies from the RMC-6236-001 study that showed examples of objective responses to daraxonrasib in patients with tumor types beyond PDAC or NSCLC, specifically patients with melanoma and with CRC.

Elironrasib (RMC-6291)

Elironrasib (RMC-6291) is designed as a RAS(ON) oral tri-complex G12C-selective inhibitor. It is designed to exhibit subnanomolar potency for suppressing RAS pathway signaling and growth of RAS G12C-bearing cancer cells and is engineered to be highly selective for RAS G12C over wild-type RAS and other cellular targets. Elironrasib is designed to be differentiated from first-generation KRAS(OFF) G12C inhibitors, which sequester the KRAS(OFF) G12C form, by its mechanism of directly inhibiting the RAS(ON) G12C form.

On October 13, 2023, we reported interim preliminary safety and anti-tumor data from our ongoing first-in-human study of elironrasib, which we refer to as the RMC-6291-001 study, as of an October 5, 2023 data cut-off date, which we believe provide preliminary evidence of clinically meaningful differentiation of elironrasib from KRAS(OFF) G12C inhibitors.

We are evaluating several exploratory combination regimens that include elironrasib in order to assess the potential for development in earlier lines of therapy. These combinations include elironrasib with pembrolizumab and, as discussed in the “Daraxonrasib (RMC-6236)” section above, elironrasib with daraxonrasib. We are also planning a combination study of elironrasib with both daraxonrasib and pembrolizumab.

On December 2, 2024, we disclosed initial clinical safety, tolerability and activity data for the combination of daraxonrasib with elironrasib, as discussed in the “Daraxonrasib (RMC-6236)” section above.

Also on December 2, 2024, we disclosed clinical safety and tolerability data as of a data cutoff date of October 28, 2024 for the combination of elironrasib with pembrolizumab, which we believe showed the combination was generally well tolerated with limited hepatotoxicity.

Zoldonrasib (RMC-9805)

Zoldonrasib (RMC-9805) is designed as a RAS(ON) oral tri-complex G12D-selective inhibitor. It is designed to exhibit low nanomolar potency for suppressing RAS pathway signaling and growth of RAS G12D-bearing cancer cells and is engineered to covalently inactivate RAS G12D irreversibly.

On October 25, 2024, we reported preliminary clinical safety, tolerability and activity data as of a data cutoff date of September 2, 2024 from our first-in-human monotherapy study of zoldonrasib, which we refer to as the RMC-9805-001 study in patients with previously treated solid tumors harboring KRAS G12D mutations.

We believe that these data support our ongoing development of zoldonrasib as a single agent and in combination with other therapies, including with daraxonrasib. An exploratory combination study of zoldonrasib with daraxonrasib is ongoing. We currently expect to disclose additional zoldonrasib clinical safety and antitumor activity data in the second quarter of 2025.

We currently expect to initiate one or more pivotal combination studies in 2026 that incorporate either zoldonrasib or elironrasib and currently expect to share clinical data supporting these plans in the second or third quarter of 2025.

RMC-5127

RMC-5127 is designed as a RAS(ON) oral G12V-selective inhibitor. It is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of RAS G12V-bearing cancer cells and is engineered for selective inhibition of RAS G12V over other RAS isoforms via non-covalent binding interactions. We currently expect to advance RMC-5127 to a clinic-ready stage in 2025 and to initiate a first-in-human dose escalation clinical trial of RMC-5127 in 2026.

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

Other Development Opportunities

We have developed RAS companion inhibitors that are designed to suppress cooperating targets and pathways that sustain RAS-addicted cancers. These compounds include RMC-4630, which is designed as a potent and selective inhibitor of SHP2; RMC-5552, which is designed as a selective inhibitor of mTORC1 signaling in tumors; and RMC-5845, which is designed to target SOS1 a protein that plays a key role in converting RAS(OFF) to RAS(ON) in cells. Additional clinical development of our RAS companion inhibitors is subject to our continuing assessment of our portfolio priorities.

We are also developing preclinical next-generation programs that are designed to sustain our innovation platform beyond our current development-stage assets.

Our Strategy

Overview

Our goal is to revolutionize treatment for patients with RAS-addicted cancers through the discovery, development and delivery of innovative, targeted medicines. RAS proteins drive a significant number of human cancers, and are largely unserved by targeted therapeutics. The KRAS G12C mutation has been clinically validated as a therapeutic target, and the evidence is strong that numerous other oncogenic mutations in the RAS family of proteins are likewise compelling cancer targets. Our collection of RAS(ON) Inhibitors is tailored to target RAS mutations that together comprise the driver mutations in the vast majority of RAS-addicted cancers.

Our RAS(ON) Inhibitors are unique in that they are the first RAS inhibitors in clinical development to specifically target the activated, or ON, form of oncogenic RAS proteins. This differentiated mechanism of action offers potential improvements over that of the first RAS inhibitors to gain U.S. Food and Drug Administration (FDA) approval (KRAS G12C inhibitors sotorasib and adagrasib), which interact exclusively with the OFF form. Based on an emerging understanding of the limitations of first-generation RAS(OFF) drugs in the clinic and findings from our own preclinical research, we believe our RAS(ON) Inhibitors have the potential to deliver deeper antitumor activity and more durable clinical benefit to a broader patient population.

Our pipeline of RAS(ON) multi-selective and RAS(ON) mutant-selective inhibitors offer an opportunity for RAS(ON) doublet combinations designed to potentially maximize durable clinical benefit by effectively targeting the most common KRAS mutant variants in cancer. The consistent finding from the first-generation mutant-selective RAS inhibitors is that the main resistance mechanism that curtails durable efficacy is through reactivation of RAS pathway, highlighting the oncogenic addiction in RAS-mutated cancers. We believe many of these resistance mechanisms may be amenable to inhibition with a RAS(ON) multi-selective inhibitor. The pairing of the RAS(ON) multi-selective inhibitor daraxonrasib with a mutant-selective inhibitor (such as elironrasib or zoldonrasib) may address potential resistances which may ultimately translate to more durable clinical benefit. In addition, our experiments have shown that two inhibitors generally result in more effective inhibition of the primary mutant RAS driver than either inhibitor alone. These doublets form a core part of our strategy to improve the standard of care for patients with RAS-addicted cancers, along with monotherapy and combination with standard of care therapies. This approach is based on our biological understanding of RAS addiction and leverages the unique nature of our pipeline.

Our current corporate priorities are to:

•
Execute pivotal trials with daraxonrasib monotherapy in patients with previously treated metastatic PDAC and NSCLC.
•
Advance daraxonrasib into earlier-line randomized pivotal trials in patients with PDAC.
•
Generate sufficient data to inform development priorities for elironrasib and zoldonrasib and prepare to initiate one or more pivotal trials including these compounds either as monotherapy or in a drug combination.
•
Progress our earlier-stage pipeline, including advancing next-generation innovations from the company’s highly productive discovery organization.
•
Grow our commercial and operational capabilities and increase precommercial activities in support of a potential commercial launch.

RAS Mutant Epidemiology in the United States.

Variants in RAS proteins account for a significant number of human cancers in the United States, many of which are fatal. Diverse oncogenic RAS variants in three different RAS isoforms (KRAS, NRAS and HRAS) drive distinct human cancers. Based on tumor mutation frequencies from Foundation Medicine data, scaled to estimated patient numbers using cancer incidence from the American Cancer Society (ACS) Cancer Facts and Figures 2023, there are estimated to be more than 200,000 RAS-mutant cancer diagnoses each year in the United States, including approximately 60,000 NSCLC diagnoses (approximately 30% of NSCLC diagnoses), approximately 75,000 CRC diagnoses (approximately 50% of CRC diagnoses) and approximately 56,000 PDAC diagnoses (more than 90% of PDAC diagnoses).

Our Innovation Engine

We have built an innovation engine that enables us to discover and develop novel targeted therapies for elusive high-value frontier cancer targets with a particular focus on a cohesive set of disease targets within notorious growth and survival pathways. This engine is centered around our proprietary tri-complex platform and is bolstered by three complementary pillars:

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

Pipeline

Our pipeline is summarized below:

RAS(ON) Inhibitor Data

Daraxonrasib (RMC-6236)

Daraxonrasib (RMC-6236), our RAS(ON) multi-selective inhibitor, is designed as a potent, oral, RAS-selective tri-complex inhibitor of multiple RAS(ON) variants including cancer drivers at all three of the major mutation hotspot positions, G12, G13, and Q61.

Daraxonrasib inhibits all three major RAS isoforms, suppressing the mutant cancer driver and cooperating wild-type RAS proteins. Daraxonrasib is being evaluated in the RMC-6236-001 study, an ongoing monotherapy dose-escalation Phase 1/1b clinical study in patients with KRAS G12-mutated tumors, focused on NSCLC, PDAC and CRC.

Daraxonrasib PDAC Monotherapy

On October 23, 2024 we reported updated clinical safety, tolerability, and activity data for daraxonrasib at a dose levels ranging from 160 mg daily to 300 mg daily, from the RMC-6236-001 study in patients with previously treated RAS-mutant PDAC as of a data cutoff date of July 23, 2024 (the PDAC Data Cutoff Date). Daraxonrasib was generally well tolerated in these patients. As of the PDAC Data Cutoff Date, the median PFS for these patients treated with daraxonrasib in the 2L setting with tumors harboring KRAS G12X mutations was 8.5 months (95% confidence interval (CI): 5.3 – 11.7 months), and the median OS was 14.5 months (95% CI: 8.8 months, not estimable (NE)).

On December 2, 2024 we reported updated clinical safety, tolerability, and activity data for daraxonrasib at a dose level of 300 mg daily, from the RMC-6236-001 study in patients with previously treated RAS-mutant PDAC as of the PDAC Data Cutoff Date.

In the RMC-6236-001 study, a total of 76 patients with PDAC treated with a dose of 300 mg of daraxonrasib daily were evaluated for safety and tolerability as of the PDAC Data Cutoff Date (Table 1). The most common treatment-related adverse events (TRAEs) that were observed were rash and gastrointestinal (GI)-related toxicities. One Grade 4 TRAE (platelet count decreased) was observed, and no Grade 5 TRAEs were observed.

Table 1. RMC-6236-001: TRAEs and TRAEs leading to dose modifications in patients with PDAC treated with daraxonrasib at 300 mg daily

(N=76)
Maximum Severity of TRAEs	Any Grade	Grade ≥3
Any TRAE	73 (96%)	26 (34%)
TRAEs occurring in≥10% of patients, n (%)
Rash[1]	69 (91%)	6 (8%)
Diarrhea	40 (53%)	3 (4%)
Nausea[2]	29 (38%)	0 (0%)
Vomiting[2]	27 (36%)	0 (0%)
Stomatitis	26 (34%)	3 (4%)
Mucosal inflammation	13 (17%)	1 (1%)
Fatigue	12 (16%)	1 (1%)
Decreased appetite	10 (13%)	0 (0%)
Paronychia	10 (13%)	0 (0%)
Oedema peripheral	10 (13%)	0 (0%)
Platelet count decreased	8 (11%)	3 (4%)
Dry skin	8 (11%)	0 (0%)
Other select TRAEs, n (%)
Anemia	6 (8%)	5 (7%)
ALT increased	5 (7%)	3 (4%)
Neutrophil count decreased	5 (7%)	2 (3%)
AST increased	4 (5%)	1 (1%)

TRAEs leading to dose modification, n (%)	32 (42%)
Dose interruption	30 (40%)
Dose reduction	19 (25%)
TRAEs leading to dose discontinuation, n (%)	0 (0%)
Specific TRAEs leading to dose reduction in >10% patients, n (%)
Rash[3]	10 (13%)
Mean dose intensity	89%

Data Cutoff Date of July 23, 2024

1 Includes preferred terms of dermatitis, dermatitis acneiform, eczema, erythema, rash, rash erythematous, rash maculopapular, rash pruritic and rash pustular; multiple types of rash may have occurred in the same patient.

2 No prophylaxis for nausea or vomiting was administered.

3 Includes preferred terms of dermatitis acneiform, rash, and rash maculopapular.

Median duration of treatment was 5.2 months.

ALT, alanine transaminase; AST, aspartate transferase.

We also reported best percentage change in tumor size from baseline for patients with metastatic PDAC with tumors harboring KRAS G12X mutations treated with a dose of 300 mg daily in the 2L setting as of the PDAC Data Cutoff Date (Figure 1). The ORR for patients who received the first dose of daraxonrasib at least 14 weeks prior to the PDAC Data Cutoff Date was 36% (8 of 22 patients) for patients with tumors harboring KRAS G12X mutations and was 27% (10 of 37 patients) for patients with tumors harboring G12X, G13X or Q61X mutations.

Figure 1. RMC-6236-001: Best percentage change in tumor size from baseline in patients with PDAC treated in the 2L setting with daraxonrasib at 300 mg daily

KRAS G12X
RAS Other
→ = on treatment
Best % Change in SOD from Baseline in Target Tumor Burden
100
50
0
-50
-100
SD
SD
SD
SD
SD
SD
SD
PD
SD
SD
SD
SD
SD
SD
SD
SD
SD
SD
SD
SD
SD
SD
SD
SD
SD
PR
PR
PR
PR
PR
PR
PR*
PR*
PR
PR
CR

Data Cutoff Date of July 23, 2024

KRAS G12X mutation includes any KRAS mutation where glycine (G) at position 12 is substituted by another amino acid. RAS Other includes mutations in KRAS G13X, KRAS Q61X or mutations in HRAS or NRAS at codons G12X, G13X or Q16X. Among patients with a response (confirmed or unconfirmed), 46% of first response occurred within 2 months of RMC-6236 treatment. 2L in the metastatic setting includes patients who progressed on prior therapy in an earlier setting within 6 months of last dose. ORR analyses included all patients who received first dose of daraxonrasib at least 14 weeks prior to the PDAC Data Cutoff Date (to allow 2 potential scans). Unconfirmed PRs (PR*) with treatment discontinued (will never confirm) were not considered responders but remained in the denominator; ORR (by RECIST v1.1) included confirmed CRs/PRs and unconfirmed CRs/PRs who were still on treatment and may yet be confirmed. One patient included in the denominator of the ORR analyses is not displayed on waterfall due to lack of post-baseline target lesion assessment (patient withdrew consent).

CR, complete response; PD, progressive disease; PR, partial response; RECIST, Response Evaluation Criteria in Solid Tumors; SD, stable disease; SOD, sum of diameters.

In addition, we reported preliminary PFS data as of the PDAC Data Cutoff Date for patients with metastatic PDAC treated with a dose of 300 mg daily in the 2L setting (Figure 2). As of the PDAC Data Cutoff Date, the median PFS for patients with tumors harboring KRAS G12X mutations was 8.8 months (95% CI: 8.5, NE), and for patients with tumors harboring G12X, G13X or Q61X mutations was 8.5 months (95% CI: 5.9, NE).

Figure 2. RMC-6236-001: Interim PFS in 2L metastatic PDAC patients treated with daraxonrasib at 300 mg daily

PFS probability
100
90
80
70
60
50
40
30
20
10
0
0
1
2
3
4
5
6
7
8
9
10
Progression Free Survival (months)
No. at Risk
KRAS G12X 22 21 20 15 13 6 5 5 5 2 0
RAS Mutant 37 36 34 27 24 14 12 7 7 2 0

Data Cutoff Date of July 23, 2024

RAS Mutant defined as patients with G12X, G13X or Q61X PDAC.

2L in the metastatic setting includes patients who progressed on prior therapy in an earlier setting within 6 months of last dose.

Median follow-up is 6.1 months and 6.6 months for KRAS G12X and RAS Mutant in the 2L setting at 300 mg, respectively.

We also reported preliminary OS data as of the PDAC Data Cutoff Date for patients with metastatic PDAC treated with a dose of 300 mg daily in the 2L setting (Figure 3). The median OS as of the PDAC Data Cutoff Date for patients with tumors harboring KRAS G12X mutations was not estimable (95% CI: NE, NE) and for patients with tumors harboring G12X, G13X or Q61X mutations was also not estimable (95% CI: 8.5 months, NE). As of the PDAC Data Cutoff Date, the OS rate at 6 months was 100% (95% CI: 100%, 100%) for patients with tumors harboring KRAS G12X mutations and was 97% (95% CI: 79%, 100%) for patients with tumors harboring G12X, G13X or Q61X mutations.

Figure 3. RMC-6236-001: Interim OS in 2L PDAC patients treated with daraxonrasib at 300 mg daily

OS probability
100
90
80
70
60
50
40
30
20
10
0
0
1
2
3
4
5
6
7
8
9
10
11
12
Overall Survival (months)

No. at Risk

KRAS G12X	22	22	21	20	18	16	11	6	6	5	5	2	0
RAS Mutant	37	37	36	33	30	27	21	12	8	5	5	2	0

Data Cutoff Date of July 23, 2024

RAS Mutant defined as patients with G12X, G13X or Q61X PDAC.

2L in the metastatic setting includes patients who progressed on prior therapy in an earlier setting within 6 months of last dose.

Median follow-up is 6.1 months and 6.6 months for KRAS G12X and RAS Mutant, respectively.

OS rate at 6 months and 95% CI are from Kaplan-Meier analysis.

Daraxonrasib NSCLC Monotherapy

On December 2, 2024, we also reported updated clinical safety, tolerability, and activity data for daraxonrasib from the RMC-6236-001 study, as of a data cutoff date of September 30, 2024 (the NSCLC Data Cutoff Date) in patients with RAS-mutant NSCLC.

In the RMC-6236-001 study, a total of 124 patients with NSCLC treated across dose cohorts ranging from 120 mg daily to 300 mg daily were evaluated for safety and tolerability as of the NSCLC Data Cutoff Date (Table 2). We believe that these data show that daraxonrasib was generally well tolerated at dose levels between 120 mg daily and 220 mg daily, with an increase in the rate of TRAEs observed at the 300 mg daily dose level. One Grade 4 TRAE (pneumonitis) was observed at the 300 mg daily dose level. No Grade 5 TRAEs were observed. We also reported the TRAEs leading to dose modifications for patients with NSCLC treated across dose cohorts ranging from 120 mg daily to 300 mg daily as of the NSCLC Data Cutoff Date. For patients treated across dose cohorts ranging from 120 mg daily to 220 mg daily, the median treatment duration was 5.5 months, and the median cumulative duration of dose interruption was 8.5 days.

Table 2. RMC-6236-001: TRAEs and TRAEs leading to dose modifications in patients with NSCLC treated with daraxonrasib across dose cohorts ranging from 120 mg daily to 300 mg daily

	120 mg to 300 mg (N=124)		120-220 mg (N = 73)		300 mg (N = 51)
	Any Grade	Grade ≥3	Any Grade	Grade ≥3	Any Grade	Grade ≥3
Any TRAE	121 (98%)	33 (27%)	71 (97%)	12 (16%)	50 (98%)	21 (41%)
TRAEs occurring in ≥10% of patients, n (%)
Rash[1]	110 (89%)	9 (7%)	66 (90%)	5 (7%)	44 (86%)	4 (8%)
Diarrhea	87 (70%)	10 (8%)	46 (63%)	1 (1%)	41 (80%)	9 (18%)
Nausea	68 (55%)	0 (0%)	36 (49%)	0 (0%)	32 (63%)	0 (0%)
Vomiting	55 (44%)	3 (2%)	29 (40%)	2 (3%)	26 (51%)	1 (2%)
Stomatitis	47 (38%)	3 (2%)	25 (34%)	0 (0%)	22 (43%)	3 (6%)
Paronychia	26 (21%)	0 (0%)	14 (19%)	0 (0%)	12 (24%)	0 (0%)
Fatigue	20 (16%)	0 (0%)	8 (11%)	0 (0%)	12 (24%)	0 (0%)
Dry skin	19 (15%)	0 (0%)	9 (12%)	0 (0%)	10 (20%)	0 (0%)
AST increased	17 (14%)	2 (2%)	11 (15%)	0 (0%)	6 (12%)	2 (4%)
ALT increased	15 (12%)	3 (2%)	10 (14%)	0 (0%)	5 (10%)	3 (6%)
Decreased appetite	14 (11%)	0 (0%)	4 (6%)	0 (0%)	10 (20%)	0 (0%)
Dysgeusia	12 (10%)	0 (0%)	3 (4%)	0 (0%)	9 (18%)	0 (0%)
Other select TRAEs, n (%)
Anemia	9 (7%)	3 (2%)	4 (6%)	2 (3%)	5 (10%)	1 (2%)

TRAEs leading to dose modification, n (%)	64 (52%)		30 (41%)		34 (67%)
Dose interruption	59 (48%)		25 (34%)		34 (67%)
Dose reduction	34 (27%)		15 (21%)		19 (37%)
TRAEs leading to dose discontinuation, n (%)	7 (6%)		3 (4%)		4 (8%)
TRAEs leading to dose reductions in ≥ 10% patients, n (%)
Diarrhea	12 (10%)		4 (6%)		8 (16%)
Rash[1]	13 (11%)		6 (8%)		7 (14%)
Mucositis/stomatitis	6 (5%)		1 (1%)		5 (10%)
Mean dose intensity	81%		88%		72%

Data Cutoff Date of September 30, 2024

One Grade 4 pneumonitis (possibly related) observed at 300 mg daily dose level in patient with concomitant pneumocystis pneumonia. No other Grade 4 TRAEs were observed. No Grade 5 TRAEs were observed.

1 Includes preferred terms of rash pustular, rash papular, rash maculopapular, rash macular, rash, erythema, and dermatitis acneiform. Multiple types of rash may have occurred in the same patient.

We also reported best percentage change in tumor size from baseline for patients with NSCLC with tumors harboring RAS G12X mutations who had received one or two prior lines of therapy, which must have included prior immunotherapy and platinum chemotherapy administered either concurrently or sequentially, but did not include docetaxel, who were treated with RMC-6236 across dose cohorts ranging from 120 mg daily to 220 mg daily (NSCLC Efficacy-Evaluable Patients) (Figure 4). The ORR for NSCLC Efficacy-Evaluable Patients who received the first dose of RMC-6236 at least 14 weeks prior to the NSCLC Data Cutoff Date was 38% (15 of 40 patients).

Figure 4. RMC-6236-001: Best percentage change in tumor size from baseline in NSCLC Efficacy-Evaluable Patients

→ = on treatment
Best % Change in SOD from Baseline in Target Tumor Burden
100
50
0
-50
-100
SD
SD
SD
SD
SD
PD
SD
SD
NE
SD
SD
SD
SD
SD
SD
SD
PR*
PR
PR*
PR
PR*
PR*
PR
PR*
PR
PR
PR
PR
PR
PR
PR
PR
PR
PR
PR
PR
PD

Data Cutoff Date of September 30, 2024

Population includes patients with RAS G12X mutant NSCLC who have received 1 or 2 prior lines of therapy, which must have included prior immunotherapy and platinum chemotherapy administered either concurrently or sequentially, and have not received docetaxel previously. Adjuvant therapy or multimodal therapy with curative intent is considered prior therapy if disease progression occurred or treatment completion was within 6 months of first dose of daraxonrasib.

Among patients with a response (confirmed or unconfirmed), 65% of first response occurred within 2 months of daraxonrasib treatment.

ORR analyses included all patients who received first dose of daraxonrasib at least 14 weeks prior to data cutoff date (to allow 2 potential scans).

ORR (by RECIST v1.1) included confirmed CRs/PRs and unconfirmed CRs/PRs who were still on treatment and may yet be confirmed; unconfirmed PRs (PR*) with treatment discontinued (will never confirm) were not considered responders but remained in the denominator. Three patients included in the denominator of the ORR analyses are not displayed on waterfall due to lack of post-baseline target lesion assessment (2 due to patient request to withdraw from treatment, and 1 due to patient withdrawal of consent); patient with 100% reduction in SOD from baseline was deemed as PD due to new lesion, treatment is ongoing post progression.

CR, complete response; NE, not evaluable; PD, progressive disease; PR, partial response; RECIST, Response Evaluation Criteria in Solid Tumors; SD, stable disease; SOD, sum of diameter; DCR, disease control rate.

In addition, we reported preliminary PFS data as of the NSCLC Data Cutoff Date for NSCLC-Evaluable Patients (Figure 5). As of the NSCLC Data Cutoff Date, the median PFS for NSCLC Efficacy-Evaluable Patients was 9.8 months (95% CI: 6.0, 12.3).

Figure 5. RMC-6236-001: Interim PFS in NSCLC Efficacy-Evaluable Patients

PFS probability
100
90
80
70
60
50
40
30
20
10
0
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18
Progression Free Survival (months)
No. at Risk
40 36 32 27 25 18 17 10 9 7 6 5 5 4 3 1 1 1 0

Data Cutoff Date of September 30, 2024

Population includes patients with RAS G12X mutant NSCLC who have received 1 or 2 prior lines of therapy, which must include prior immunotherapy and platinum chemotherapy administered either concurrently or sequentially, and have not received docetaxel previously. Adjuvant therapy or multimodal therapy with curative intent is considered prior therapy if disease progression occurred or treatment completion was within 6 months of first dose of daraxonrasib.

Median follow-up is 10.8 months.

We also reported interim OS data as of the NSCLC Data Cutoff Date for NSCLC Efficacy-Evaluable Patients (Figure 6). As of the NSCLC Data Cutoff Date, the median OS for NSCLC Efficacy-Evaluable Patients was 17.7 months (95% CI: 13.7, NE).

Figure 6. RMC-6236-001: Interim OS in NSCLC Efficacy-Evaluable Patients

OS probability
100
90
80
70
60
50
40
30
20
10
0
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20
Overall Survival (months)
No. at Risk
40 38 37 34 33 27 23 18 17 13 12 11 11 10 6 3 2 2 1 1 0

Data Cutoff Date of September 30, 2024

Population includes patients with RAS G12X mutant NSCLC who have received 1 or 2 prior lines of therapy, which must include prior immunotherapy and platinum chemotherapy administered either concurrently or sequentially, and have not received docetaxel previously. Adjuvant therapy or multimodal therapy with curative intent is considered prior therapy if disease progression occurred or treatment completion was within 6 months of first dose of daraxonrasib.

Median follow-up is 10.8 months.

We believe these preliminary data observations from the RMC-6236-001 study as of the NSCLC Data Cutoff Date for NSCLC Efficacy-Evaluable Patients support the initiation of RASolve 301, our global, randomized Phase 3 trial comparing daraxonrasib against docetaxel in patients with RAS-mutated NSCLC who have been treated with one or two prior lines of therapy, which must have included immunotherapy or platinum chemotherapy.

Other Daraxonrasib Monotherapy

At the AACR Annual Meeting 2024, we reported individual case studies from the RMC-6236-001 study that showed examples of objective responses to daraxonrasib in patients with tumor types beyond PDAC or NSCLC, specifically patients with melanoma and with CRC. We believe that these observations may support further development opportunities for daraxonrasib.

Daraxonrasib with Pembrolizumab Combination

On December 2, 2024, we reported that, based on the initial observations of 20 previously treated patients in our RMC-LUNG-101 Phase 1b clinical study, as of a data cutoff date of October 28, 2024, the combination of daraxonrasib at a dose level of 200 mg daily with pembrolizumab at the standard dose level of 200 mg once every three weeks was generally well tolerated. TRAEs of Grade 1 aspartate aminotransferase (AST) elevation were reported in two patients (10%) and a TRAE of Grade 2 AST elevation was reported in one patient (5%). A TRAE of Grade 1 alanine transaminase (ALT) elevation was reported in one patient (5%), and a TRAE of

Grade 3 ALT elevation was reported in one patient (5%). We believe these observations support continued evaluation of the combination of daraxonrasib with pembrolizumab in NSCLC patients in the 1L setting.

Daraxonrasib with Elironrasib Combination

On December 2, 2024, we reported clinical safety and tolerability data for the combination of daraxonrasib at dose levels ranging from 100 mg daily to 300 mg daily with elironrasib (RMC-6291), our RAS(ON) oral tri-complex G12C inhibitor, at dose levels of 100 mg and 200 mg twice daily, from our RMC-6291-101 Phase 1b clinical study, which we refer to as the RMC-6291-101 study, as of a data cutoff date of October 28, 2024 (the Daraxonrasib/Elironrasib Data Cutoff Date) in patients with advanced RAS G12C mutant solid tumors.

In the RMC-6291-101 study, a total of 74 patients were evaluated for safety and tolerability as of the Daraxonrasib/Elironrasib Data Cutoff Date (Table 3). The combination of daraxonrasib with elironrasib was generally well tolerated across all dose levels tested. One Grade 4 TRAE (hypokalemia), which led to dose interruption, was associated with Grade 3 diarrhea. No Grade 5 TRAEs were observed.

Table 3. RMC-6291-101: TRAEs and TRAEs leading to dose modifications in patients treated with the combination of daraxonrasib and elironrasib

All Dose Levels (N=74)
Maximum Severity of TRAEs	Grade 1	Grade 2	Grade 3	Grade 4	Any Grade
Any TRAE	14 (19%)	26 (35%)	16 (22%)	1 (1%)	57 (77%)
TRAEs occurring in≥10% of patients, n (%)
Rash[1]	21 (28%)	23 (31%)	4 (5%)	0 (0%)	48 (65%)
Diarrhea	23 (31%)	10 (14%)	1 (1%)	0 (0%)	34 (46%)
Nausea	17 (23%)	7 (10%)	0 (0%)	0 (0%)	24 (32%)
Vomiting	18 (24%)	6 (8%)	0 (0%)	0 (0%)	24 (32%)
Mucositis/Stomatitis	8 (11%)	9 (12%)	1 (1%)	0 (0%)	18 (24%)
Fatigue	8 (11%)	2 (3%)	3 (4%)	0 (0%)	13 (18%)
Anemia	4 (5%)	4 (5%)	2 (3%)	0 (0%)	10 (14%)
ALT increased	3 (4%)	6 (8%)	0 (0%)	0 (0%)	9 (12%)
AST increased	4 (5%)	3 (4%)	1 (1%)	0 (0%)	8 (11%)
Other select TRAEs, n (%)
Electrocardiogram QT prolonged	0 (0%)	0 (0%)	2 (3%)	0 (0%)	2 (3%)
TRAEs leading to dose interruption of any study drug, n (%)	0 (0%)	12 (16%)	9 (12%)	1 (1%)	22 (30%)
TRAEs leading to dose reduction of any study drug, n (%)	1 (1%)	4 (5%)	2 (3%)	0 (0%)	7 (10%)
TRAEs leading to treatment discontinuation of any study drug, n (%)	0 (0%)	0 (0%)	2 (3%)	0 (0%)	2 (%)

Data Cutoff Date of October 28, 2024

Median duration of treatment was 2.3 months.

The mean dose intensities for elironrasib and daraxonrasib were 95% and 92%, respectively.

1 Rash bundled term includes dermatitis acneiform, rash maculopapular, rash, rash pustular, and erythema.

ALT, alanine transaminase; AST, aspartate transferase.

We also reported best percentage change in tumor size from baseline for patients from the RMC-6291-101 study with CRC who were previously treated with a KRAS(OFF) G12C inhibitor as of the Daraxonrasib/Elironrasib Data Cutoff Date (Figure 7). The ORR for patients who received the first dose of study drugs at least 8 weeks prior to the Daraxonrasib/Elironrasib Data Cutoff Date was 25% (3 of 12 patients), including one patient with an unconfirmed complete response, and the disease control rate (DCR) was 92% (11 of 12 patients). As reference values, we also reported that the ORR for patients with CRC treated with daraxonrasib monotherapy at a dose of 300 mg daily in the RMC-6236-001 study as of a data cutoff date of September 30, 2024 was 9% (2 of 22 patients), and the ORR for patients with CRC previously treated with a KRAS(OFF) G12C inhibitor who were subsequently treated with elironrasib monotherapy at a dose of 200 mg twice daily in the RMC-6291-001 study as of a data cutoff date of October 28, 2024 was 0% (0 of 6 patients).

Figure 7. RMC-6291-101: Best percentage change in tumor size from baseline in patients with CRC who were previously treated with a KRAS(OFF) G12C inhibitor

→ = on treatment
Best % Change in SOD from Baseline in Target Tumor Burden
100
50
0
-50
-100
SD
SD
SD
SD
SD
SD
PR*
PR
PR
CR*
Number of Post Baseline Scans
1
3
3
2
5
3
2
3
2
4

Data Cutoff Date of October 28, 2024

ORR and DCR (CR+PR+SD) analyses include all patients who received first dose of study drug(s) at least 8 weeks prior to the data cutoff date (to allow 1 potential scan). Unconfirmed PRs (PR*) with treatment discontinued (will never confirm) were not considered responders but included in the denominator; ORR (by RECIST v1.1) included confirmed CRs/PRs and unconfirmed CRs/PRs who were still on treatment and may yet be confirmed. Two patients with 8 weeks follow up do not appear in waterfall due to one patient with no tumor assessment entered in database and one patient with missing target lesion measurements (overall response entered as SD). One patient with CR* has confirmed PR.

SOD, sum of diameters; SD, stable disease; CR, complete response; CR*, unconfirmed complete response; PR, partial response; PR*, unconfirmed PR; RECIST, Response Evaluation Criteria in Solid Tumors.

We believe these preliminary clinical safety and antitumor activity data provide initial proof-of-mechanism for a RAS(ON) Inhibitor doublet in patients previously treated with a KRAS(OFF) G12C inhibitor CRC patients and that they support continued development of our RAS(ON) Inhibitor doublets in a broad range of tumor types and earlier lines of therapy.

Elironrasib (RMC-6291)

Elironrasib (RMC-6291) is designed as a RAS(ON) oral G12C-selective inhibitor. It is designed to exhibit subnanomolar potency for suppressing RAS pathway signaling and growth of RAS G12C-bearing cancer cells and is engineered to be highly selective for RAS G12C over wild-type RAS and other cellular targets. Elironrasib is designed to be differentiated from first-generation KRAS(OFF) G12C inhibitors, which sequester the KRAS(OFF) G12C form, by its potential mechanism of directly inhibiting the RAS(ON) G12C form. We believe direct inhibition of the ON form offers important biological advantages, including more rapid termination of RAS signaling and more robust inhibition in the face of known resistance mechanisms.

Elironrasib Monotherapy

A monotherapy dose-escalation Phase 1b study of elironrasib, which we refer to as the RMC 6291-001 study, is ongoing.

On October 13, 2023, we reported interim preliminary safety and anti-tumor data from the RMC-6291-001 study as of an October 5, 2023 data cut-off date. The data demonstrated that elironrasib was generally well tolerated across dose levels. These data also demonstrated preliminary evidence of clinical activity in patients with KRAS G12C NSCLC previously treated with, or naïve to, a KRAS(OFF) G12C inhibitor and preliminary evidence of clinical activity in patients with KRAS G12C CRC who had not been previously treated with a KRAS(OFF) G12C inhibitor. We observed that elironrasib was orally bioavailable and demonstrated dose-dependent pharmacokinetics and that reduction in ctDNA of the KRAS G12C allele across doses was correlated with clinical activity. We believe these data provided preliminary evidence of clinically meaningful differentiation of elironrasib from KRAS(OFF) G12C inhibitors.

Daraxonrasib with Elironrasib Combination

See “Daraxonrasib (RMC-6236) – Daraxonrasib with Elironrasib Combination” above.

Elironrasib with Pembrolizumab Combination

On December 2, 2024, based on the initial observations of 15 patients in our RMC-LUNG-101 Phase 1b clinical study, as of a data cutoff date of October 28, 2024, we reported that the combination of elironrasib at a dose level of 200 mg twice daily with pembrolizumab at the standard dose level of 200 mg once every three weeks was generally well tolerated. A TRAE of Grade 1 AST elevation was reported in one patient (7%) and a TRAE of Grade 1 ALT elevation was reported in one patient (7%). There were no TRAEs of Grade 2 or higher AST or ALT elevations reported. We believe these observations, together with its observations reported above from the combination of daraxonrasib with elironrasib and the combination of daraxonrasib with pembrolizumab, support exploration of the triplet combination of elironrasib, daraxonrasib, and pembrolizumab, which we believe has the potential to provide a chemotherapy-sparing option for patients with NSCLC in the 1L setting.

Zoldonrasib (RMC-9805)

Zoldonrasib (RMC-9805) is designed as a RAS(ON) oral G12D-selective inhibitor. It is designed to exhibit low nanomolar potency for suppressing RAS pathway signaling and growth of RAS G12D-bearing cancer cells and is engineered to covalently inactivate RAS G12D for irreversible inhibition. To our knowledge, zoldonrasib is the first drug candidate that covalently modified an aspartic acid residue in preclinical studies.

The RMC-9805-001 study, a monotherapy dose-escalation Phase 1/1b trial of RMC-9805, is ongoing. We have identified 1,200 mg once daily as the recommended zoldonrasib Phase 2 dose for PDAC.

Zoldonrasib Monotherapy

On October 25, 2024, we reported preliminary clinical safety, tolerability and activity data for zoldonrasib from the RMC-9805-001 study as of a data cutoff date of September 2, 2024 (the Zoldonrasib Data Cutoff Date) in patients with previously treated solid tumors harboring KRAS G12D mutations.

In the RMC-9805-001 study, a total of 179 patients treated across dose cohorts ranging from 150 mg to 1,200 mg once daily and from 300 mg to 600 mg twice daily were evaluated for safety and tolerability as of the Zoldonrasib Data Cutoff Date (Table 4). As of the Zoldonrasib Data Cutoff Date, the most common TRAEs that were observed were GI-related toxicities. TRAEs of any grade led to dose reduction in approximately 3% of patients. No TRAEs led to treatment discontinuation, and there were no treatment-related Grade 4 or 5 adverse events (AEs) or serious adverse events (SAEs) reported.

Table 4. RMC-9805-001: TRAEs for all patients treated with zoldonrasib (150 mg to 1,200 mg once daily or 300 mg to 600 mg twice daily)

Total (n=179)
Maximum Severity of TRAEs	Grade 1	Grade 2	Grade 3	Any Grade
TRAEs occurring in≥10% of patients, n (%)
Nausea	48 (27%)	5 (3%)	0 (0%)	53 (30%)
Diarrhea	24 (13%)	5 (3%)	0 (0%)	29 (16%)
Vomiting	20 (11%)	6 (3%)	0 (0%)	26 (15%)
Other select TRAEs, n (%)
ALT elevation	12 (7%)	0 (0%)	1 (1%)	13 (7%)
AST elevation	10 (6%)	1 (1%)	0 (0%)	11 (6%)
Rash‡	11 (6%)	0 (0%)	0 (0%)	11 (6%)
TRAEs leading to dose reduction, n (%)	5 (3%)	0 (0%)	0 (0%)	5 (3%)
TRAEs leading to treatment discontinuation, n (%)	0 (0%)	0 (0%)	0 (0%)	0 (0%)

Median time on treatment was 2.8 months (range: 0.1 – 8.9 months).

‡ Includes preferred terms of dermatitis, dermatitis acneiform, dermatitis psoriasiform, eczema, erthyema, rash, rash erythematous, rash macular, rash maculo-papular, rash papular, rash pruritic and rash pustular.

ALT, alanine transaminase; AST, aspartate transferase.

We also reported the TRAEs for 99 patients who received 1,200 mg of zoldonrasib per day (1,200 mg once daily (n=60) or 600 mg twice daily (n=39)) as of the Zoldonrasib Data Cutoff Date (Table 5). The most common TRAEs observed were GI-related toxicities and rash. TRAEs of any grade led to dose reduction in approximately 4% of these patients. No TRAEs led to treatment discontinuation in these patients, and there were no treatment-related Grade 4 or 5 AEs or SAEs reported.

Table 5. RMC-9805-001: TRAEs for patients treated with 1,200 mg per day (1,200 mg once daily (n=60) or 600 mg twice daily (n=39))

Maximum Severity of TRAEs	Grade 1	Grade 2	Grade 3	Any Grade
TRAEs occurring in≥10% of patients, n (%)
Nausea	23 (23%)	4 (4%)	0 (0%)	27 (27%)
Diarrhea	16 (16%)	4 (4%)	0 (0%)	20 (20%)
Vomiting	13 (13%)	2 (2%)	0 (0%)	15 (15%)
Rash‡	10 (10%)	0 (0%)	0 (0%)	10 (10%)
Other select TRAEs, n (%)
ALT elevation	5 (5%)	0 (0%)	1 (1%)	6 (6%)
AST elevation	3 (3%)	1 (1%)	0 (0%)	4 (4%)
Stomatitis	0 (0%)	0 (0%)	0 (0%)	0 (0%)
TRAEs leading to dose reduction, n (%)	4 (4%)	0 (0%)	0 (0%)	4 (4%)
TRAEs leading to treatment discontinuation, n (%)	0	0 (0%)	0 (0%)	0 (0%)

‡ Includes preferred terms of dermatitis, dermatitis acneiform, dermatitis psoriasiform, eczema, erthyema, rash, rash erythematous, rash macular, rash maculo-papular, rash papular, rash pruritic and rash pustular.

ALT, alanine transaminase; AST, aspartate transferase.

We also reported best percentage change in tumor size from baseline as of the Zoldonrasib Data Cutoff Date for patients with PDAC in the second-line or later (2L+) setting who received 1,200 mg per day (1,200 mg once daily (n=20) or 600 mg twice daily (n=20)) (Figure 8). For these patients who received a first dose of zoldonrasib at least 14 weeks prior to the Zoldonrasib Data Cutoff Date, the ORR (including both confirmed and pending responses) was 30%, and the DCR was 80%.)

Figure 8. RMC-9805-001: Best percentage change in tumor size from baseline and response rates for 2L+ PDAC patients treated with 1,200 mg daily

Data Cutoff Date of September 2, 2024

All treated patients with PDAC who received a first daily dose at least 14 weeks prior to the Zoldonrasib Data Cutoff Date (applies to Waterfall plot and ORR table); 3 additional patients (n=2 at 1,200 mg daily; n=1 at < 1,200 mg daily) are not displayed on the Waterfall plot due to withdrawal of consent or clinical progression.

Among patients with a response (confirmed or unconfirmed), 55% of first response occurred after 2 months of zoldonrasib treatment (all dose levels).

CR, complete response; NE, not evaluable; PD, progressive disease; PR, partial response; PRu*, unconfirmed partial response; SD, stable disease; RECIST, Response Evaluation Criteria in Solid Tumors.

We believe that these preliminary safety and clinical activity data as of the Zoldonrasib Data Cutoff Date support ongoing development of zoldonrasib as a single agent and in combination with other therapies, including daraxonrasib.

Commercial Plan

We intend to retain significant development and commercialization rights to our product candidates and, if marketing approval is obtained, to commercialize our product candidates on our own, or potentially with one or more collaborators, in the United States and other regions. We currently have limited sales, marketing and commercial product distribution capabilities. We have begun to build the necessary capabilities in the United States in support of a potential commercial launch, and over time expect to expand the infrastructure and capabilities for the United States, and potentially other regions, in connection with the advancement of our pipeline of product candidates. Clinical data, the indications and lines of therapy we pursue, the specific compounds from our pipeline we advance, our combination therapy and testing strategies, the size of the addressable patient populations, the commercial infrastructure and manufacturing needs and other factors, may all influence or alter our commercialization plans.

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

Our outsourced approach to manufacturing relies on CMOs to first develop manufacturing processes that are compliant with current Good Manufacturing Practice (cGMP), then produce material for preclinical and clinical studies. Our agreements with CMOs may obligate them to develop and qualify upstream and downstream processes, develop drug product process, validate (and, in some cases, develop) suitable analytical methods for test and release as well as stability testing, produce drug substance for preclinical testing, produce cGMP-compliant drug substance, or produce cGMP-compliant drug product. We conduct audits of CMOs prior to initiation of activities under these agreements and monitor operations to ensure compliance with the mutually agreed process descriptions and to cGMP regulations.

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

There are several programs in clinical development targeting KRAS G12C, including programs directed at KRAS(OFF) G12C being conducted by Amgen Inc., Betta Pharmaceuticals Co., Ltd., Bristol Myers Squibb Company, Chengdu Huajian Future Technology Co. Ltd., D3 BIO, Inc., Eli Lilly, GenEros Biopharma Ltd., Genhouse Bio Co. Ltd., Guangzhou BeBetter Medicine Technology Co., Ltd., HUYA Bioscience, Innovent Biologics, Inc. (licensed to Genfleet Therapeutics), InventisBio, Jacobio Pharmaceuticals Co. Ltd., Jiangsu Hansoh Pharmaceutical Group Co., Ltd., Merck, Sharpe & Dohme LLC, Roche, Shanghai Junshi Biosciences Co., Ltd., Shanghai YingLi Pharmaceutical, Shouyao Holdings (Beijing) Co. Ltd. and Suzhou Zelgen Biopharmaceuticals. BridgeBio Pharma, Inc. and Frontier Medicines each have a dual KRAS(ON/OFF) G12C program in the clinic. There are also several clinical programs directed at KRAS G12D, including those being conducted by Astellas Pharma Inc., AstraZeneca, Eli Lilly, Genentech, Incyte Corporation, Jiangsu Hengrui Pharmaceuticals Company Ltd, Quanta Therapeutics, Tyligand Bioscience and Zelgen Biopharmaceuticals. In addition, there are a few clinical programs directed at KRAS G12V, including those being conducted by Affini-T Therapeutics and Yingkai Saiwei (Beijing) Biotechnology. Other clinical programs directed at mutant RAS, including pan-RAS inhibitors and Plk1 inhibitors, are being conducted, including those by Alaunos Therapeutics, Inc., BeiGene, Boehringer Ingelheim, Cardiff Oncology, Chugai Pharmaceutical Co., Ltd., Eli Lilly, Elicio Therapeutics, Gritstone bio, Inc., Moderna, Inc., Pfizer, Inc., Quanta Therapeutics, RasCal Therapeutics, Shanghai YingLi Pharmaceutical, Silenseed Ltd., Silexion Therapeutics and Targovax ASA.

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

The availability of coverage and reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. If and when our products receive FDA approval, they could be subject to maximum fair price (MFP) negotiation and application by the Centers for Medicare & Medicaid Services (CMS) under terms of the Inflation Reduction Act of 2022 (the IRA), nine years after launch in the United States. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter a given market.

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

The term of individual patents depends upon the legal term of patents in the countries in which they are obtained. In most countries in which we file, including the United States, the patent term is generally 20 years from the earliest date of filing a non-provisional patent application, assuming the patent has not been terminally disclaimed over a commonly owned patent or a patent naming a common inventor, or over a patent not commonly owned but that was disqualified as prior art as the result of activities undertaken within the scope of a joint research agreement. In the United States, the term of a patent may also be eligible for patent term adjustment for delays within the U.S. Patent and Trademark Office (the USPTO). In addition, for patents that cover an FDA-approved drug, the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act), may permit a patent term extension of up to five years beyond the expiration of the patent. While the length of such patent term extension is related to the length of time the drug is under regulatory review, patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent per approved drug may be extended and only those claims covering the approved drug product, a method for using it or a method for manufacturing it may be extended. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek any available patent term extension to any issued patents we may be granted in any jurisdiction where such extensions are available; however, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and, if granted, the length of such extensions.

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

We own and, in some cases, co-own or exclusively license, patents and patent applications related to our RAS tri-complex inhibitors and related platform technology. Our patent portfolio related to this program consists of ownership rights to several patent families that include filings covering compositions of matter or methods of using our development candidates alone or in combination with certain other therapeutic agents, or aspects pertaining to our tri-complex approach to RAS inhibition. The issued patents, and any patents issuing from these patent applications are expected to expire between 2031 (for patents originating from the Warp Drive Bio portfolio) and 2044 (for patents from our portfolio that did not originate from Warp Drive Bio), without accounting for potentially available patent term adjustments or extensions.

We also own, co-own or exclusively license patents and patent applications related to our RAS companion inhibitors. These patents include filings relating to compositions of matter or methods of using our development candidate. The issued patents, and any patents issuing from these patent applications, are expected to expire between 2035 and 2043, without accounting for potentially available patent term adjustments or extensions.

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

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•
completion of certain extensive preclinical laboratory tests and animal studies, including safety and toxicity studies performed in accordance with applicable regulations, including the FDA’s Good Laboratory Practice (GLP) regulations;
•
manufacture of clinical drug supply in accordance with the FDA’s cGMP regulations for use in clinical studies;
•
submission to the FDA of an Investigational New Drug application (IND), which must become effective before human clinical studies may begin and must be updated annually or when certain changes or updates are made;
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

Preclinical and Clinical Studies

Preclinical tests include laboratory (in vitro) evaluation of product chemistry, formulation and toxicity, as well as animal (in vivo) studies to assess the characteristics and potential safety and efficacy of the product candidate. The conduct of certain preclinical tests that provide safety and toxicological information must comply with certain federal regulations and requirements, including GLP. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about the product’s chemistry, manufacturing and controls (CMC) and any available human data or literature to support use of the product in humans. An IND is a request for allowance from the FDA to administer an investigational product to humans. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

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

In some cases, the FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical studies after approval. In other cases, a sponsor may voluntarily conduct additional clinical studies after approval to gain more information about the drug in the approved indication. Such post-approval studies are sometimes referred to as Phase 4 clinical studies.

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

U.S. Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of preclinical studies and other non-clinical studies and clinical trials, together with detailed information relating to the product’s CMC and proposed labeling, among other things, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. The submission of an NDA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.

An NDA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational product to the satisfaction of the FDA.

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

Further, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety and efficacy, and the FDA has the authority to prevent or limit further marketing of a product based on the results of these post-marketing programs. Moreover, changes to the conditions established in an approved application, including changes in indications, labeling or manufacturing processes or facilities may require submission and FDA approval of a new NDA or a supplemental NDA (sNDA) before the changes can be implemented. An sNDA for a new indication typically requires clinical data similar to that supporting the original approval, and the FDA uses similar procedures in reviewing supplements as it does in reviewing original applications.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates, and we may seek one or more of these programs for our current or future products.

Investigational drug products may be eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for frequent interactions with the FDA review team during product development and, once an NDA is submitted, the application may be eligible for priority review. A fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and FDA’s commitment to expedite the development and review of the product, including involvement of senior managers.

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

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled confirmatory clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit, and may require that such confirmatory trials are underway prior to granting any accelerated approval. The FDA may withdraw approval of a drug or an indication approved under accelerated approval if, for example, sponsor fails to conduct the confirmatory trial in a timely manner, or if the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Orphan drug exclusivity also could block the approval of a product for seven years if a competitor obtains approval of the “same drug” as defined by the FDA, or if a product candidate is determined to be contained within the approved product for the same disease or condition. Among the other benefits of orphan drug designation are opportunities for grant funding towards clinical trial costs, tax credits for certain research and a waiver of the application user fee.

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

Pediatric Information and Pediatric Exclusivity

Under the Pediatric Research Equity Act (PREA), certain NDAs and certain sNDAs must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. Generally, the FDA requires that a sponsor that is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (iPSP), within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of a Phase 2/3 or Phase 3 study. The iPSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the iPSP. A sponsor can submit amendments to an agreed-upon iPSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

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

Post-Approval Requirements

Once an NDA is approved, a product will be subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to drug listing and registration, recordkeeping, periodic reporting, product sampling and distribution, adverse event reporting and advertising, marketing and promotion. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. While physicians may prescribe a product for uses in patient populations that are not described in the product’s approved labeling, or “off-label” uses, manufacturers may only promote a product for the approved indications and in accordance with the provisions of the approved labeling of such product. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of “off-label” uses, and a company that is found to have improperly promoted “off-label” uses may be subject to significant liability.

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

•
refusal by the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
•
product seizure or detention, or refusal by the FDA to permit the import or export of products;
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

The FDA may also require post-approval studies and clinical trials if the FDA finds that scientific data, including information regarding related drugs, deem them appropriate. The purpose of such studies can include, among other things, assessments designed to evaluate a known serious risk or signals of serious risk related to the drug or to identify an unexpected serious risk when available data indicate the potential for a serious risk. The FDA may also require a labeling change if it becomes aware of new safety information that it believes should be included in the labeling of a drug.

International Regulation

In addition to regulations in the United States, we could become subject to a variety of foreign regulations regarding development, approval, commercial sales and distribution of our products if we seek to market our product candidates in other jurisdictions. Regardless of whether we obtain FDA approval for a product, we must obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional review periods, and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing, among other things, the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. If we fail to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Non-Clinical Studies and Clinical Trials

Similar to the United States, the various phases of non-clinical and clinical research in the European Union, or EU, are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of GLP as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organisation for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (ICH), GCP guidelines, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and, in most EU member states, the sponsor is liable to provide “no fault” compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation (CTR), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022, with a three-year transition period. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

The CTR provides for a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with cGMP. Other national and EU-wide regulatory requirements may also apply.

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

•
“Centralized MAs” are issued by the European Commission through the centralized procedure based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency (EMA), and are valid throughout the EU. The centralized procedure is compulsory for certain types of medicinal products such as (i) medicinal products derived from biotechnological processes, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products (ATMPs) (such as gene therapy, somatic cell therapy and tissue engineered products) and (iv) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as cancer, HIV/AIDS, diabetes, neurodegenerative diseases or autoimmune diseases and other immune dysfunctions, and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Once the evaluation is finalized, the EMA sends the CHMP’s opinion to the European Commission which has up to 67 days to adopt a legally binding decision and issue a MA.
•
“National MAs” are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for product candidates not falling within the mandatory scope of the centralized procedure described above. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state. The timeframe to obtain national MAs varies depending on the concerned procedure. Under the mutual recognition procedure, the reference member state (where the medicinal product is already authorized) must prepare the assessment report within 90 days. The concerned member states have up to 90 days to recognize the decision of the reference member state, and approve the summary of product characteristics, labeling and packaging. Then, each member state has a 30-day period to grant the national MA. Under the decentralized procedure, the evaluation period is 120 days for the reference member state, followed by a 90-day period for the concerned member states to approve the summary of product characteristics, labeling and packaging. Then, each member state has a 30-day period to grant the national MA. In order to grant the MA, the EMA or the competent authorities of the EU member states make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.

Data and Marketing Exclusivity

In the EU, new products authorized for marketing (i.e., reference products) generally receive eight years of data exclusivity and an additional two years of market exclusivity upon receipt of MA. If granted, the data exclusivity period prevents generic and biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall 10-year market exclusivity period can be extended to a maximum of 11 years if, during the first 8 years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications, which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical or biological entity, and products may not qualify for data exclusivity.

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product can be designated as an orphan if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition; (2) either (a) such condition affects not more than 5 in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from the orphan status, would not generate sufficient return in the EU to justify the necessary investment for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized for marketing in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition. In the EU, orphan designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor.

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

Brexit and the Regulatory Framework in the United Kingdom

Since the end of the Brexit transition period on January 1, 2021, and the implementation of the Windsor Framework on January 1, 2025, the United Kingdom (UK) has not been directly subject to EU laws with respect to medicinal products. The EU laws that have been transposed into UK law through secondary legislation remain applicable in Great Britain (GB) (comprising England, Scotland and Wales), but new legislation such as the (EU) CTR is not applicable in GB.

Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency (MHRA) has been the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland Protocol, different rules applied in Northern Ireland than in GB; broadly, Northern Ireland continued to follow the EU regulatory regime. However, on January 1, 2025, a new arrangement called the “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes, and EU labelling and serialization requirements in relation to Northern Ireland, and introduces a UK-wide licensing process for medicinal products.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK. Since January 1, 2024, an international recognition procedure has been in place whereby the MHRA has been able to conduct targeted assessments of an MAA by recognizing approvals from trusted partner agencies such as the European Medicines Agency.

The UK regulatory framework in relation to clinical trials is derived from pre-existing EU legislation (as implemented into UK law, through secondary legislation). Whether the regulation of clinical trials in the UK will mirror the (EU) CTR in the long term is not yet certain; however, on December 12, 2024, the UK government introduced a legislative proposal - the Medicines for Human Use (Clinical Trials) Amendment Regulations 2024 - that, if implemented, will replace the current regulatory framework for clinical trials in the UK. The legislative proposal aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK, increase the transparency of clinical trials conducted in the UK and make clinical trials more patient centered. The UK government has provided the legislative proposal to the UK Parliament for its review and approval. Once the legislative proposal is approved (with or without amendment), which is expected to occur in early 2026, it will be adopted into UK law. Under the terms of the Northern Ireland Protocol, provisions of the (EU) CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products currently apply in Northern Ireland.

Other Healthcare Laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, U.S. federal and state anti-kickback, fraud and abuse, false claims, consumer fraud, pricing reporting, and transparency laws and regulations, as well as similar laws in jurisdictions outside the United States.

For example, the U.S. federal Anti-Kickback Statute prohibits, among other things, individuals or entities from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation.

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

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the ACA), was signed into law, which substantially changed the way healthcare is financed by both government and private insurers in the United States. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers that sell certain “branded prescription drugs” to specified federal government programs; expanded eligibility criteria for Medicaid programs; created a Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, executive and congressional challenges to certain aspects of the ACA. In June 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which will remain in effect through 2032, with the exception of a temporary suspension that occurred from May 1, 2020 through March 31, 2022, absent additional congressional action. Moreover, there has recently been heightened government scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023) and replaces the Part D coverage gap discount program with a new manufacturer discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated.

Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price reporting and other transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. Furthermore, there has been increased interest by third-party payors and government authorities in reference pricing systems and publication of discounts and list prices.

We expect that additional state, federal and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal, state and foreign governments will pay for healthcare product candidates and services, which could result in reduced demand for our product candidates once approved or additional pricing pressures.

Employees and Human Capital Resources

As of December 31, 2024, we had 534 full-time employees. Within our workforce, as of December 31, 2024, 423 employees were engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We are committed to creating an environment where diverse perspectives are encouraged and supported. This commitment is memorialized as one of our corporate core values (Inclusiveness and Fairness) and is brought to life for every employee during our cultural integration sessions for new hires and through an informal network of cultural champions that we foster. As of December 31, 2024, females represented 58% of our full-time employees, and 426 of our employees self-identified their race, of which 55% self-identified as an “underrepresented minority,” as that term is defined by Nasdaq rules.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage precision oncology company, and we have only a limited operating history upon which you can evaluate our business and prospects. We currently have no products approved for commercial sale, have not generated any revenue from sales of products and have incurred losses in each year since our inception in October 2014. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry.

Since our inception, we have incurred significant net losses. Our net losses were $600.1 million, $436.4 million and $248.7 million, for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $1.7 billion. We have funded our operations to date primarily with proceeds from the sale of common stock and preferred stock, as well as upfront payments and research and development cost reimbursement received under our collaboration agreement with Genzyme Corporation, an affiliate of Sanofi (the Sanofi Agreement). The Sanofi Agreement was terminated in June 2023, and Sanofi has no further reimbursement obligations following this termination. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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
•
maintaining, protecting, enforcing and expanding our portfolio of intellectual property rights, including patents, trademarks, trade secrets and know-how;
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

Preclinical studies, clinical trials and additional research and development activities will require substantial funds to complete. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $2.3 billion. Through December 31, 2024, we have raised $2.1 billion in underwritten public offerings, net of underwriting discounts and commissions and offering expenses and have completed sales generating $246.4 million in gross proceeds pursuant to at-the-market equity offering programs. Our acquisition of EQRx, Inc. (the EQRx Acquisition) added $1.1 billion to our working capital in 2023. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs and to prepare for their potential commercialization. If we are able to gain marketing approval for our product candidates, we will require significant additional amounts of cash in order to launch and commercialize our product candidates, if approved, to the extent that their launch and commercialization are not the responsibility of another collaborator that we may contract with in the future. In addition, other unanticipated costs may arise. Because the design and outcome of our current, planned and potential future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•
delay, limit, reduce the scope of or terminate one or more of our preclinical studies, clinical trials, or other research and development activities or eliminate one or more of our development programs altogether; or
•
delay, limit, reduce the scope of or terminate our efforts to establish manufacturing and sales and marketing capabilities or other activities that may be necessary to commercialize any future approved products, or reduce our flexibility in developing or maintaining our sales and marketing strategy.

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
•
the timing and amount of any milestone, royalty or other payments due under any current or future collaboration or license agreements;
•
coverage and reimbursement policies with respect to any future approved products, and potential future drugs that compete with our products;
•
the timing and costs to establish sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly with one or more collaborators;
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

Our business is dependent on the successful development of our current and future product candidates. We are evaluating certain of our product candidates in exploratory clinical trials, both as monotherapy and in combination regimens, and currently plan to conduct pivotal clinical trials for our RAS(ON) inhibitors, including the RASolute 302 study and the RASolve 301 study with daraxonrasib, both of which we recently initiated. The remainder of our programs are in the preclinical stage, and the clinical development of these programs is subject to our continuing assessment of our portfolio priorities. The success of our business, including our ability to finance our company and generate revenue from products in the future, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. Our current product candidates, and any of our future product candidates, will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from product sales.

We have not previously submitted a New Drug Application (NDA) to the FDA or similar applications to a comparable foreign regulatory authority, for any product candidate. An NDA or other relevant regulatory application must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe and effective for each desired indication. The NDA or other relevant application must also include significant information regarding the CMC for the product. We cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval. Further, even if they are successful in clinical trials, our product candidates or any future product candidates may not receive regulatory approval. If we do not receive regulatory approvals for current or future product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market a product candidate, our revenue will depend, in part, upon the size of the markets in the territories for which we or collaborators gain regulatory approval and have commercial rights, as well as the availability of competitive products, whether there is sufficient third-party reimbursement and adoption by physicians.

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

Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. Delays associated with programs for which we are directly conducting preclinical studies may cause us to incur additional operating expenses. Moreover, we may be affected by delays or decisions to discontinue development associated with the studies of certain programs that are the responsibility of our current or potential future collaborators over which we have no control. The commencement and rate of completion of preclinical studies and clinical trials for a product candidate may be delayed by many factors, including, for example:

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

We recently initiated the RASolute 302 study and the RASolve 301 study with daraxonrasib, and are currently planning additional registrational clinical trials for RMC-6236 and our other RAS(ON) inhibitors. These studies may not produce results that are consistent with expectations or that are predicted by our earlier clinical observations for these compounds. Our plans for these and future planned registrational trials are, and will be based on our observations from the results of early-stage clinical trials using the same product candidates. Based on data from early-stage clinical trials, we will select, subject to regulatory feedback, the proposed indication, line of therapy, study design and dose and dose schedule for our registrational studies. However, these registrational studies, if initiated, may not be successful and may not produce results that are consistent with our expectations, based on our earlier clinical observations, including because other trial designs may have greater likelihood of development success.

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

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on the ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA or other comparable regulatory authorities. We or our future collaborators may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

•
the patient eligibility criteria defined in the protocol;
•
our ability to enroll a sufficient number of patients with mutations in the signaling pathways that our therapies are designed to target;
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

In addition, our clinical trials will compete with approved therapies, including sotorasib and adagrasib, as well as other clinical trials for product candidates that are in the same therapeutic areas (and that seek to evaluate patients with cancer cells having the same mutations), particularly for patients having KRAS G12C or KRAS G12D mutations, as our current and potential future product candidates. This competition and competition with approved therapies will reduce the number and types of patients available for clinical trials involving our product candidates, because some patients who might have opted to enroll in our trials may instead opt to pursue a treatment regimen using an approved therapy or enroll in a trial conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites. Moreover, because our current and potential future product candidates may represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our ongoing or any future clinical trials.

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

Some of our or our collaborators’ development efforts involve combinations of our product candidates with therapeutics that have been approved for marketing by the FDA. For example, the development of our RAS(ON) inhibitors includes combinations with existing therapies, including chemotherapy agents, an anti-EGFR agent and a PD-1 inhibitor. In the future our product candidates may be developed in combination with one or more additional approved therapies. Even if any of our product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the other therapy used in combination with our product candidate, or that safety, efficacy, manufacturing or supply issues could arise with these other therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially. In addition, developing combination therapies using approved therapeutics, which we are doing and may continue to do for our product candidates, exposes us to additional clinical risks, such as the requirement that we demonstrate the safety and efficacy of each active component of any combination regimen we may develop, including any incremental benefits associated with our product candidates, which may prove challenging.

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

If the FDA or similar regulatory authorities outside of the United States do not approve the other therapies we choose to evaluate in combination with any of our product candidates or revoke their approval of these other therapies, or if safety, efficacy, manufacturing or supply issues arise with these other therapies, we may be unable to obtain approval of or market or our product candidates.

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

There are several programs in clinical development targeting KRAS G12C, including programs directed at KRAS(OFF) G12C being conducted by Amgen Inc., Betta Pharmaceuticals Co., Ltd., Bristol Myers Squibb Company, Chengdu Huajian Future Technology Co. Ltd., D3 BIO, Inc., Eli Lilly, GenEros Biopharma Ltd., Genhouse Bio Co. Ltd., Guangzhou BeBetter Medicine Technology Co., Ltd., HUYA Bioscience, Innovent Biologics, Inc. (licensed to Genfleet Therapeutics), InventisBio, Jacobio Pharmaceuticals Co. Ltd., Jiangsu Hansoh Pharmaceutical Group Co., Ltd., Merck, Sharpe & Dohme LLC, Roche, Shanghai Junshi Biosciences Co., Ltd., Shanghai YingLi Pharmaceutical, Shouyao Holdings (Beijing) Co. Ltd. and Suzhou Zelgen Biopharmaceuticals. BridgeBio Pharma, Inc. and Frontier Medicines each have a dual KRAS(ON/OFF) G12C program in the clinic. There are also several clinical programs directed at KRAS G12D, including those being conducted by Astellas Pharma Inc., AstraZeneca, Eli Lilly, Genentech, Incyte Corporation, Jiangsu Hengrui Pharmaceuticals Company Ltd, Quanta Therapeutics, Tyligand Bioscience and Zelgen Biopharmaceuticals. In addition, there are a few clinical programs directed at KRAS G12V, including those being conducted by Affini-T Therapeutics and Yingkai Saiwei (Beijing) Biotechnology. Other clinical programs directed at mutant RAS, including pan-RAS inhibitors and Plk1 inhibitors, are being conducted, including those by Alaunos Therapeutics, Inc., BeiGene, Boehringer Ingelheim, Cardiff Oncology, Chugai Pharmaceutical Co., Ltd., Eli Lilly, Elicio Therapeutics, Gritstone bio, Inc., Moderna, Inc., Pfizer, Inc., Quanta Therapeutics, RasCal Therapeutics, Shanghai YingLi Pharmaceutical, Silenseed Ltd., Silexion Therapeutics and Targovax ASA. There are several programs in clinical development targeting SHP2, including those being conducted by Betta Pharmaceuticals Co., Ltd., Etern BioPharma (Shanghai) Co. Ltd., Genhouse Bio Co. Ltd., Hutchmed Ltd., HUYA Bioscience, InnoCare Pharma Ltd., Jacobio Pharmaceuticals Co. Ltd., Jiangsu Hansoh Pharmaceutical Group Co., Ltd., Nanjing Sanhome Pharmaceutical, Navire Pharma, Inc., a BridgeBio company (licensed to Bristol Myers Squibb Company), Novartis AG, Relay Therapeutics, Inc. (licensed to Roche), Shanghai Gopherwood Biotech Co., Ltd., and Shanghai Ringene Biopharma Co., Ltd. The above list includes corporate competitors that we are currently aware of and that are currently conducting clinical trials or marketing in geographies where we currently anticipate conducting clinical trials for our product candidates. However, companies operating in other geographies, smaller companies and companies with earlier stage programs may also prove to be significant competitors. In addition, academic research departments and public and private research institutions may be conducting research on compounds that could prove to be competitive.

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

In addition, even if we or our future collaborators were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we have sought, may not approve the prices we may desire to charge for our products, may grant approvals contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the prospects for our product candidates.

Further, we have not previously submitted an NDA to the FDA, or a Marketing Authorization Application (MAA) to the EMA or any other regulatory authority. We cannot be certain that any of our programs will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

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
•
difficulty enrolling a sufficient number of patients for our clinical trials or enrollment in our trials being slower than we anticipate, including in both cases because appropriate patients must have the relevant mutations in the signaling pathways our therapies are designed to target;
•
participants dropping out of our clinical trials or failing to return for post-treatment follow-up at a higher rate than we anticipate;
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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change, and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (CTR), which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022, with a three-year transition period. The CTR provides for a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the clinical trial application (CTA) has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. As of February 1, 2025, all clinical trials (including those which are ongoing) in the EU are subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as our CROs, may impact our development plans.

The United Kingdom’s (UK) regulatory framework in relation to clinical trials is derived from pre-existing EU legislation (as implemented into UK law, through secondary legislation). Whether the regulation of clinical trials in the UK will mirror the (EU) CTR in the long term is not yet certain; however, in December 2024, the UK government introduced a legislative proposal, the Medicines for Human Use (Clinical Trials) Amendment Regulations 2024, that, if implemented, will replace the current regulatory framework for clinical trials in the UK. The legislative proposal aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK, increase the transparency of clinical trials conducted in the UK and make clinical trials more patient centered. The UK government has provided the legislative proposal to the UK Parliament for its review and approval. Once the legislative proposal is approved (with or without amendment), it will be adopted into UK law which is expected in early 2026. A decision by the UK government not to closely align any new legislation with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to countries in the EU.

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

From time to time, we may disclose interim data from our clinical trials. For example, we have reported interim Phase 1 single agent clinical data for daraxonrasib, elironrasib and zoldonrasib. In each case, this interim data included a limited number of patients and time of exposure to the study drug. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more data on existing patients become available. When a clinical trial is ongoing, the final results from the trial may be materially different from those reflected in any interim data we report.

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

For example, the safety and tolerability data we have released from the daraxonrasib, elironrasib and zoldonrasib studies included adverse events (AEs), including serious adverse events (SAEs) and AEs that led to dose interruption or reduction.

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

Any marketing approvals that we or our potential future collaboration partners receive for any current or future product candidate may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require REMS as a condition of approval of any product candidate, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import and export and record keeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practice (cGMP) or similar foreign requirements and Good Clinical Practice (GCP) for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with any approved candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Cancer therapies are sometimes characterized as first-line, second-line or third-line. When cancer is detected early enough, first-line therapy— usually chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these— is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We expect to initially seek approval of our product candidates as a therapy for patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

Even if we are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies.

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

We have limited technical, managerial and financial resources to determine which of our potential assets, including our RAS(ON) inhibitors, should be advanced into further preclinical development, initial clinical trials, later-stage clinical development and potential commercialization. From our RAS(ON) inhibitors, we have selected RMC-6236, our RAS(ON) multi-selective inhibitor, RMC-6291, our RAS(ON) G12C-selective inhibitor and RMC-9805, our inhibitor targeting KRAS(ON) G12D as the first RAS(ON) inhibitor candidates for clinical evaluation. In making these prioritization decisions and selecting development candidates from our preclinical assets, we may make incorrect determinations. Our decisions to allocate our research and development, management and financial resources toward particular development candidates or therapeutic areas, including the RASolute 302 study, the RASolve 301 study and other pivotal trials, may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate development programs may also be incorrect and could cause us to miss valuable opportunities.

We may not be successful in our efforts to identify or discover other product candidates and may fail to capitalize on programs, product candidates or indications or lines of therapy for which there is a greater likelihood of success or that may present a greater commercial opportunity.

The success of our business depends upon our ability to identify, develop and commercialize product candidates. Research programs to identify new product candidates require substantial technical, financial and human resources, and we may fail to identify potential product candidates for numerous reasons.

Additionally, because we have limited resources and because of the decisions we make based on our observations from the results of earlier-stage clinical trials, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications or lines of therapy that later prove to have a greater likelihood of success or for which there is greater commercial potential. For example, we may design our clinical trials, including our pivotal clinical trials, based on our observations from earlier-stage clinical trials. In doing so, we may make decisions regarding our study design, including our selection of the inclusion and exclusion criteria and endpoints, as well as our selection of dose and dose schedule and other factors, for those trials, while other study designs and dosing regimens may have a greater likelihood of success.

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

We may seek and fail to obtain fast track or breakthrough therapy designations for our current or future product candidates. Even if we are successful, these programs may not lead to a faster development or regulatory review process, and they do not guarantee we will receive approval for any product candidate.

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

The FDA has broad discretion whether to grant fast track designation, so, even if we believe a particular product candidate is eligible for this designation, the FDA may reach a different conclusion and not grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind any fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Jurisdictions where we may seek to pursue product candidates outside of the United States have processes similar to the breakthrough designation and fast track processes described above, and to the extent we or our collaborators desire to enter these markets, we will face similar risks and challenges as those described in the United States.

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

Similarly, in the EU, the European Commission grants orphan medicinal product designation after receiving the opinion of the EMA Committee for Orphan Medicinal Products on an orphan medicinal product designation application. Orphan medicinal product designation is intended to promote the development of medicines (1) that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions where (2) either (a) such conditions affect no more than 5 in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the investment needed for its development; and (3) for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or if such method exists, the product would be a significant benefit to those affected). In the EU, orphan designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor.

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
•
exhaustion of available insurance and our capital resources and potential increases in our insurance premiums and/or retention amounts; and
•
our inability, or limitations on our ability, to commercialize any product.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act (the ACA) was passed, which substantially changed the way healthcare is financed by both government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new manufacturer discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. In August 2024, HHS announced the negotiated prices for the initial ten drugs, which will first be effective in 2026, and in January 2025, HHS announced the second set of drugs that will be subject to price negotiations. Because the Medicare drug price negotiation program is currently subject to legal challenges, and for other reasons, it is currently unclear how the IRA will be effectuated, and the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined.

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

In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for our product candidates. We cannot determine how changes in regulations, statutes, policies or interpretations when and if issued, enacted or adopted may affect our business in the future.

Disruptions at the FDA and other government agencies caused by funding shortages, staffing levels or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA and foreign regulatory agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA and foreign regulatory agencies have fluctuated in recent years as a result.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. More recently, there have been layoffs and resignations at the FDA and other federal agencies. If a prolonged government shutdown occurs or the FDA or other agencies experiences other delays due to staffing shortages or otherwise, it could significantly impact the ability of those agencies to timely review and process our regulatory submissions.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly regulated under HIPAA, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

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

State laws and regulations are not necessarily preempted by federal laws and regulations, such as HIPAA, particularly if a state affords greater protection to individuals than federal law. Where state laws are more protective, we must comply with the stricter provisions.

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

The European Commission adopted its Adequacy Decision in relation to the EU-U.S. Data Privacy Framework (the DPF) in July 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We currently rely in part on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses, as relevant, to transfer personal data outside the EEA and the UK, including to the United States. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the U.S. and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes, and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required timeframes.

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

Our business and operations, or those of our CROs or other third parties, may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity, which could materially affect our business, results of operations and financial condition.

We receive, generate and store significant and increasing volumes of sensitive information, such as health-related information, clinical trial data, proprietary business information and the personal information of our employees and contractors (collectively, Confidential

Information). We face a number of risks related to protecting the information technology systems we rely on and this Confidential Information, including loss of access risk, inappropriate use or disclosure, inappropriate modification and the risk of our being unable to adequately monitor, audit and modify our controls over our Confidential Information. This risk extends to the information technology systems and information of any collaboration partners, medical institutions, clinical investigators, CROs, contract laboratories and other third parties involved in our business. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and Confidential Information.

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

Our existing general liability and cyber liability insurance policies may not cover, or may cover only a portion of, any potential claims related to security breaches to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage of any future claim. If the information technology systems of our CROs or other service providers were to fail, or become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

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
•
collaborators with marketing, manufacturing or distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities as it relates to our product candidates or products;
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
•
disputes may arise between a collaborator and us that cause the delay or termination of the research, development or commercialization of the product candidate, or that result in costly litigation or arbitration that diverts management attention and resources; and
•
if a current or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under our collaboration could be delayed, diminished or terminated, including if the partner in such a business combination has products that compete with ours.

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

We do not have the ability to independently conduct clinical trials. We and any collaboration partners who may conduct clinical trials involving our product candidates rely on medical institutions, clinical investigators, CROs, contract laboratories, and other third parties to conduct or otherwise support these clinical trials, all of which we refer to herein as our clinical trials. We and our collaborators rely heavily on these parties for execution of clinical trials and control only certain aspects of their activities. In addition, we have limited control over the activities of our collaborators who may conduct clinical trials involving our product candidates. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of these responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to untitled and warning letters or enforcement actions that may include civil penalties or criminal prosecution.

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

We have participated and in the future may participate in clinical collaborations where a partner is responsible for conducting a clinical trial involving our product candidates. These collaborators may be commercial entities or investigator-sponsored or initiated studies that use our product candidates. Although we intend to design the clinical trials for our product candidates, or be involved in the design when other parties sponsor the trials, because these collaborators will have primary responsibility for the conduct of these trials, many important aspects of our clinical development for these trials, including their conduct and timing, is outside of our direct control.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If the CROs or other third parties involved in our clinical trials do not perform these trials in a satisfactory manner, breach their obligations to us, or fail to comply with regulatory requirements, the development, marketing approval and commercialization of our product candidates may be delayed, we may not be able to obtain marketing approval and commercialize our product candidates, or our development program may be materially and irreversibly harmed. If we are unable to rely on clinical data collected by third parties involved in our clinical trials, we could be required to repeat, extend the duration of, or increase the size of our clinical trials and this could significantly delay commercialization and require significantly greater expenditures.

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
•
the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•
the possible termination or non-renewal of the agreement by the third party at a time that is costly or inconvenient for us

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

Additionally, in January 2024, there was Congressional activity, including the introduction of the BIOSECURE Act in the House of Representatives and a substantially similar Senate bill. In September 2024, the House of Representatives of the prior Congress (the 118th Congress) passed the BIOSECURE Act, but the Senate never voted on it. It is unclear whether the current Congress (the 119th Congress) will introduce the BIOSECURE Act or similar legislation in this congressional session and, if so, how the scope, prohibitions or designated biotechnology companies of concern may differ from the version of the BIOSECURE Act passed by the House in the prior 118th Congress. If these bills became law, or similar laws are passed, they would have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We do business with companies in China, including some named in these bills, and it is possible some of our contractual counterparties could be impacted by the legislation described above.

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
•
the Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (defined to include physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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

Our success depends in significant part on our ability and the ability of our collaborators to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our product candidates and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. If we and our collaborators are unable to obtain and maintain sufficient intellectual property protection for our product candidates or the product candidates that we may identify, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize product candidates similar or identical to ours, and our ability (and the ability of our collaborators) to successfully commercialize our product candidates may be impaired. Our patent coverage with respect to our clinical and preclinical programs is limited, and we can provide no assurance that any of our current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. Failure to obtain such issued patents could negatively impact our and our collaborators’ ability to develop or commercialize any of our product candidates or technology.

We seek to protect our proprietary positions by, among other things, filing patent applications in the United States and abroad related to our current product candidates and the product candidates that we may identify. Obtaining, maintaining, defending and enforcing pharmaceutical patents is costly, time consuming and complex, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we have failed or will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing, prosecution and maintenance of patent applications, or to maintain the rights to patents licensed to or from third parties.

Although we enter into confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until approximately 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office (the USPTO) or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others, or other proceedings in the USPTO or applicable foreign offices that challenge priority of invention or other features of patentability. An adverse determination in any such submission, proceeding or litigation could result in loss of exclusivity or freedom to operate, patent claims being narrowed, invalidated or held unenforceable, in whole or in part, or limits on the scope or duration of the patent protection of our product candidates, all of which could limit our ability to stop others from using or commercializing similar or identical product candidates or technology to compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications were threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates, or could negatively impact our ability to raise funds necessary to continue our research programs or clinical trials. Such proceedings could also result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

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

We have entered into license agreements with third parties. If we or a third party fail to comply with the obligations in the agreements under which we license intellectual property rights to or from third parties, or these agreements are terminated, or we otherwise experience disruptions to business relationships with our licensors or licensees, our competitive position, business, financial condition, results of operations and prospects could be harmed.

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

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties, the licensor may have the right to terminate the license. If these agreements are terminated, the underlying patents fail to provide the intended exclusivity or we otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business or be prevented from developing and commercializing our product candidates, and competitors could have the freedom to seek regulatory approval of, and to market, products identical to ours. Termination of these agreements or reduction or elimination of our rights under these agreements may also result in our having to negotiate new agreements with less favorable terms, cause us to lose our rights under these agreements, including our rights to important intellectual property or technology, or impede, delay or prohibit the further development or commercialization of one or more product candidates that rely on such agreements. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign our product candidates or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis.

In addition, if any of the research resulting in certain of our owned and/or in-licensed patent rights and technology were funded in part by the U.S. federal or state governments, the government would have certain rights, including march-in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention for noncommercial purposes. These rights may permit the government to disclose our confidential information to third parties or allow third parties to use our licensed technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

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
•
whether and the extent to which technology and processes of one party infringe on intellectual property of the other party that are not subject to the license agreement;
•
rights to sublicense patent and other rights to third parties;
•
rights to transfer or assign the license;
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

In addition, if our licensors or licensees failed to abide by the terms of the license or failed to prevent infringement by third parties or if the licensed patents or other rights were found to be invalid or unenforceable, our business, competitive position, financial condition, results of operations and prospects could be materially harmed.

If we are unable to obtain licenses from third parties on commercially reasonable terms or at all, our business could be harmed.

It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties. The licensing of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. More established companies may have a competitive advantage over us due to their size, capital resources and greater development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected product candidates, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties or other forms of compensation. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. If we are unable to license needed technology, or if we are forced to license this technology on unfavorable terms, our business could be materially harmed.

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

In addition, there are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book). We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book. Even if we submit a patent for listing in the Orange Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book, a manufacturer of generic drugs would not have to provide advance notice to us of any abbreviated NDA filed with the FDA to obtain permission to sell a generic version of such product candidate.

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

Many foreign countries, including some European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under specified circumstances to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In those countries, we may have limited remedies if patents are infringed or if we (or one of our collaborators) are compelled to grant a license (or sublicense) to a third party, which could materially diminish the value of the applicable patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

On June 1, 2023, the European Patent Package (the EU Patent Package) regulations were implemented with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (the UPC), for litigation involving European patents. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC provides our competitors with a new forum to centrally revoke our European patents, and allows for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies provided by the UPC. As the UPC is a relatively new court system, there is limited precedent for the court, increasing the uncertainty of any litigation. We will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits, if any, of the new unified court.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated if we fail to comply with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other fees are required to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of a patent. In certain circumstances, we rely on our licensors and collaborators to pay these fees. The USPTO and various foreign patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar requirements during the patent application and prosecution process. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official communications within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. While an inadvertent lapse can in some cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in irrevocable abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we or our licensors or collaborators fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the relevant market(s) with similar or identical products or technology, which would harm our business, financial condition, results of operations and prospects.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful, and issued patents covering our technology and product candidates could be found invalid or unenforceable if challenged.

Competitors and other third parties may infringe or otherwise violate our issued patents or other intellectual property or the patents or other intellectual property of our licensors. In addition, our patents or the patents of our licensors may become involved in inventorship or priority disputes. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. To counter infringement or other unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Our ability to enforce patent rights also depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components or methods that are used in connection with their products and services. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product or service. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents or that our patents are invalid or unenforceable. In a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology. An adverse result in any litigation proceeding could put one or more of our owned or licensed patents at risk of being invalidated, held unenforceable or interpreted narrowly. Additionally, we may determine it is impractical or undesirable to enforce our intellectual property against some third parties.

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

Our registered and unregistered trademarks and trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential collaborators or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors or licensees. Although these license agreements may provide conditions and guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by these third parties may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources.

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
•
we, or our current or future collaborators might not have been the first to make the inventions covered by an issued patent or pending patent application that we license or may own in the future;
•
we or our current or future collaborators might not have been the first to file patent applications covering certain of our or their inventions;
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

As of December 31, 2024, we had 534 full-time employees, including 423 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we operate as a public company, we expect to need additional managerial, research and development, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of marketing approval, clinical management and manufacturing. The services of these independent organizations, advisors and consultants may not continue to be available to us on a timely basis when needed, on economically reasonable terms, or at all, and we may be unable to find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of any current or future product candidates or otherwise advance our business.

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

Our common stock is currently listed on the Nasdaq Global Select Market under the symbol “RVMD”. The price for our common stock may vary, and an active and liquid market in our common stock may not be sustained. The lack of an active market may impair the value of your shares, your ability to sell your shares at the time you wish to sell them and the prices that you may obtain for your shares. An inactive market may also impair our ability to raise capital by selling our common stock and our ability to acquire other companies, products or technologies by using our common stock as consideration.

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

As of December 31, 2024, 31.7 million shares of common stock were subject to outstanding options, warrants or restricted stock units and were eligible, or expected to become eligible, for sale in the public market to the extent permitted by the provisions of various vesting schedules, lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

There is no guarantee that our public and private warrants will ever be in the money, and they may expire worthless.

We have public and private warrants that were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and EQRx (the Warrant Agreement). Following the EQRx Acquisition, these warrants became exercisable for shares of our common stock, and we appointed Equiniti Trust Company, LLC as the warrant agent. These warrants entitle registered holders to purchase 0.1112 shares of our common stock at an exercise price of $11.50 per such fractional share of common stock. There is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants could expire worthless.

We may amend the terms of our public and private warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then-outstanding warrants. As a result, the exercise price of a holder’s warrants could be increased, the exercise period could be shortened and the number of shares of our common stock purchasable upon exercise of a warrant could be decreased, all without the approval of that warrant holder.

The Warrant Agreement provides that the terms of our public and private warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may only amend the terms of these warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding warrants approve of the amendment, including to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a warrant.

We may redeem unexpired public and private warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

We have the ability to redeem our outstanding public warrants at any time prior to their expiration (A) at a price of $0.01 per public warrant; provided that the last reported sales price of our common stock equals or exceeds $161.87 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give notice of such redemption to the public warrant holders and provided certain other conditions are met, and (B) at a price of $0.10 per public warrant; provided that (i) holders will be able to exercise their public warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of the common stock, (ii) if the last reported sales price of Common Stock equals or exceeds $89.93 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a public warrant as described in the “Description of Securities” filed as Exhibit 4.3 to this Annual Report on Form 10-K under the heading “Public warrants — Anti-dilution Adjustments”) for any 20 trading days within the 30-trading day period ending three trading days before we send the notice of redemption to the public warrant holders, (iii) if the closing price of our common stock for any 20 trading days within a 30-trading day period ending three trading days before we send the notice of redemption to the public warrant holders is less than $161.87 per share (as adjusted), the private warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants and (iv) provided certain other conditions are met. A redemption in accordance with (B) above may result in public warrant holders having to exercise the public warrants at a time when they are out-of-the-money or receive nominal consideration from us for them.

The terms of the private warrants are substantially the same as the public warrants; provided, that, except as described above in the discussion of the redemption of public warrants when the price per share of our common stock equals or exceeds $89.93, the private warrants are exercisable on a cashless basis and are non-redeemable for cash so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants are redeemable by us and exercisable by such holders on the same basis as the public warrants. Please see Exhibit 4.3 “Description of Securities — Warrants — Public Warrants” filed with this Annual Report on Form 10-K for additional information.

If and when these warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding public and private warrants could force the warrant holders: (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants; or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case, to the fullest extent permitted by Delaware law.

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

Litigation or other legal proceedings, including proceedings related to intellectual property and securities class action lawsuits and derivative lawsuits, could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings, may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. There is considerable intellectual property litigation in the pharmaceutical industry. Additionally, securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements or as a result of stock price volatility. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could result in substantial costs and monetary damages and thus substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. As noted above, some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize our product candidates, if approved. See the description of certain current legal proceedings in “Legal Proceedings” contained in Item 3 of this Annual Report on Form 10-K.

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

We may be adversely affected by events in the global economy and events adversely affecting the financial services industry.

We may be adversely affected by general conditions in the global economy and in the global financial markets, including the current inflationary environment. Increased inflation may result in decreased demand for our products (if approved), increased operating costs (including our labor costs), reduced liquidity and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the U.S. Federal Reserve has raised, and may again in the future raise, interest rates in response to inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, could have the effect of further increasing economic uncertainty and heightening these risks.

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

Our current shares outstanding and resulting market valuation do not reflect shares of our common stock issuable upon the exercise of warrants that are exercisable at the discretion of the holders of such warrants. If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.

We have issued in the past, and may from time to time issue, additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, in August 2024, we entered into a sales agreement with TD Securities (USA) LLC (TD Cowen), to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $500 million, through an at-the-market equity offering program (the 2024 ATM) under which TD Cowen agreed to act as our sales agent. During the year ended December 31, 2024, we sold an aggregate of 1,147,893 shares of common stock under the 2024 ATM, resulting in gross proceeds of $60.4 million. In November 2023, we completed the EQRx Acquisition, which was an all-stock transaction pursuant to which we (i) issued shares of our common stock according to a blended formula, resulting in substantial dilution to our stockholders, and (ii) assumed public and private warrants to purchase shares of our common stock. Additionally, in December 2024, we completed an underwritten public offering that included the sale of pre-funded warrants to purchase 2,173,917 shares of our common stock. Until exercised, the shares issuable upon the exercise of the warrants are not included in the number of our outstanding shares of common stock. If we issue common stock or securities convertible into common stock in the future, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

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

In order to provide the reports required by these rules we must conduct reviews and testing of our internal controls. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis, and our financial statements may be materially misstated. Further, failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company, we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. In order to report our results of operations and financial statements on an accurate and timely basis, we will depend on third-party vendors to provide timely and accurate notice of their costs to us. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares and public warrants from the Nasdaq Global Select Market or other adverse consequences.

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

Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational and financial risk areas.

Key elements of our cybersecurity risk management program include but are not limited to the following:

•
risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls and (3) our response to cybersecurity incidents;

•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•
cybersecurity awareness training that is provided to our employees and contractors, including those who are involved in incident response;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
assessment of cybersecurity risks posed by third parties, including current and potential collaborators, service providers, suppliers, vendors and other contractual counterparties, in each case, to the extent they have access to our critical systems or information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factor— Risks related to product development and regulatory process— Our business and operations, or those of our CROs or other third parties, may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity, which could materially affect our business, results of operations and financial condition.”.

Cybersecurity Governance

Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program.

The Audit Committee receives scheduled annual reports from management on our cybersecurity risks, our cybersecurity risk management program and other cybersecurity-related educational topics. In addition, management updates the Audit Committee as necessary, regarding other cybersecurity incidents, including any material cybersecurity incidents.

The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. Our full board of directors also receives briefings from management where it deems appropriate regarding cybersecurity.

Our management team—including our Chief Information Officer and our Vice President, Information Security, Risk and Compliance—is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Chief Information Officer and our Vice President, Information Security, Risk and Compliance have more than 40 years of combined experience in the field of IT.

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal information security personnel; threat intelligence and other information obtained from government, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

Item 2. Properties.

Our corporate headquarters is located in Redwood City, California, where we lease and occupy approximately 233,065 square feet of office and laboratory space. The term of our Redwood City lease expires in December 2035.

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

Item 3. Legal Proceedings.

From time to time, we are and may become involved in litigation or other legal proceedings arising from the normal course of business activities. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

On December 9, 2024, Nemeth v. Casdin, et al., Case No. 2024-1268-KSJM (Del. Ch.), was filed in the Court of Chancery of the State of Delaware (the Complaint) arising from CM Life Sciences III., Inc.’s (CMLS III) December 17, 2021 merger with EQRx., Inc. (Legacy EQRx) (the Merger). The Complaint was filed by former stockholders of CMLS III and brings claims for breach of fiduciary duty and unjust enrichment against members of CMLS III’s board of directors, CMLS III’s officers, and CMLS III’s sponsor in connection with the Merger. The Complaint also brings claims for aiding and abetting breaches of fiduciary duties against certain investment firms involved with the merger process, the Company, solely as successor-in-interest to EQRx, and Legacy EQRx’s former Executive Chairman and CEO, Alexis Borisy, who is also on our board of directors. Defendants’ response to the Complaint is due on February 28, 2025.

At this juncture, we do not believe this action will have a material adverse impact on our operations or financial position. Although we believe a loss relating to the Complaint is reasonably possible, given the early stage of the case (i.e., before any motion to dismiss rulings or discovery), we cannot make an estimate regarding the range of loss. We intend to defend vigorously against the Complaint.

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

As of February 21, 2025, there were 64 holders of record of our common stock and 5 holders of record of our public warrants. We believe the actual number of holders of our common stock is greater than the number of record holders included herein as this number does not include holders whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on February 13, 2020 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2024. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

Our research and development pipeline comprises RAS(ON) inhibitors that bind directly to RAS variants, which we refer to as RAS(ON) Inhibitors, and RAS companion inhibitors that target key nodes in the RAS pathway or associated pathways. Our RAS(ON) Inhibitors are designed to be used as monotherapy, in combination with other RAS(ON) Inhibitors and/or in combination with RAS companion inhibitors or other therapeutic agents.

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

We are evaluating our RAS(ON) Inhibitors alone and in combination with other drugs and investigational drug candidates, particularly in-pathway agents. We believe tailored RAS(ON) Inhibitors will be useful to serve the diverse landscape of RAS-addicted cancers optimally. We believe that in some cases, patients may experience maximal clinical benefit from the broad activity of our RAS(ON) multi-selective inhibitor, daraxonrasib (RMC-6236), if approved. In others, we believe treatment with a RAS(ON) mutant-selective inhibitor may be optimal. We further believe that in some cases, it could be beneficial to combine daraxonrasib with a RAS(ON) mutant-selective inhibitor, with daraxonrasib functioning as the backbone of these RAS(ON) Inhibitor doublets. In addition, we believe that in some cases, combination of our RAS(ON) Inhibitors with standard of care therapies, including immunotherapies, may be optimal.

We are advancing a deep pipeline of RAS(ON) Inhibitors, including daraxonrasib (RMC-6236), our RAS(ON) multi-selective inhibitor; elironrasib (RMC-6291), our G12C-selective inhibitor; and zoldonrasib (RMC-9805), our G12D-selective inhibitor. Together, we consider these three clinical-stage candidates as the first wave of RAS(ON) inhibitors that we are advancing through clinical development. We also currently plan to advance RMC-5127 (G12V) into clinical development. In addition, we have other preclinical-stage RAS(ON) inhibitor clinical development opportunities, including the RAS(ON) mutant-selective inhibitors RMC-0708 (Q61H) and RMC-8839 (G13C).

Daraxonrasib (RMC-6236)

Daraxonrasib (RMC-6236), our RAS(ON) multi-selective inhibitor, is designed as an oral, RAS-selective tri-complex inhibitor of multiple RAS(ON) variants containing cancer driver mutations at all three of the major RAS mutation hotspot positions (G12, G13 and Q61). Daraxonrasib inhibits all three major RAS isoforms, suppressing the mutant cancer driver and cooperating wild-type RAS proteins.

A global, randomized Phase 3 registrational trial of daraxonrasib in the second-line (2L) treatment of patients with metastatic pancreatic ductal adenocarcinoma (PDAC), which we call the RASolute 302 study, is ongoing. In the RASolute 302 study, we are randomizing patients in a 1:1 ratio to receive either daraxonrasib at a dose of 300 mg daily or the investigator’s choice of chemotherapy. The RASolute 302 study has a nested trial design allowing for a hierarchical sequence of statistical analysis, with patients with tumors harboring RAS G12X mutations serving as the core population which will be tested first and all enrolled patients serving as the secondary population. We believe this nested design and hierarchical testing increases the probability of trial success based on the core population while creating an opportunity to gain approval for a broader population. Patients in the RASolute 302 study will be evaluated for the dual primary endpoints of progression-free survival (PFS) and overall survival (OS) in the core population, with secondary endpoints including PFS and OS in the secondary population and objective response rate (ORR) and quality of life measures. We currently expect to substantially complete enrollment of the RASolute 302 study in 2025, to enable an expected clinical readout in 2026.

Having finalized the study protocol, we are now activating sites for a global, randomized Phase 3 registrational trial comparing daraxonrasib versus docetaxel in patients with locally advanced or metastatic RAS-mutated non-small cell lung cancer (NSCLC) who have been treated with immunotherapy and platinum-containing chemotherapy, which we call the RASolve 301 study. In the RASolve 301 study, we are randomizing patients in a 1:1 ratio to receive either daraxonrasib or docetaxel. The RASolve 301 study has a nested trial design allowing for a hierarchical sequence of statistical analysis, with patients with tumors harboring RAS G12X (other than G12C) mutations serving as the core population which will be tested first, and all enrolled patients serving as the secondary population. We believe this nested design and hierarchical testing increases the probability of trial success based on the core population while creating an opportunity to gain approval for a broader population. Patients in the RASolve 301 study will be evaluated for the dual primary endpoints of PFS and OS in the core population, with secondary endpoints including PFS and OS in the secondary population and ORR and quality of life measures.

We currently expect to initiate a global, randomized Phase 3 daraxonrasib monotherapy study in patients with first-line (1L) metastatic PDAC in the second half of 2025. We also currently expect to initiate a global, randomized Phase 3 monotherapy study of daraxonrasib as adjuvant treatment for patients with resectable PDAC in the second half of 2025.

On December 2, 2024 we reported updated clinical safety, tolerability, and activity data for daraxonrasib from our first-in-human monotherapy study of daraxonrasib, which we refer to as the RMC-6236-001 study, in patients with previously treated RAS-mutant PDAC as of a data cutoff date of July 23, 2024. We believe these data showed that daraxonrasib was generally well tolerated and demonstrated encouraging antitumor activity that supported our initiation of the RASolute 302 study.

Also on December 2, 2024, we reported clinical safety and tolerability data as of a September 30, 2024 data cutoff date for daraxonrasib from the RMC-6236-001 study in patients with NSCLC with tumors harboring RAS mutations. We also reported clinical activity data as of a September 30, 2024 data cutoff date for daraxonrasib from the RMC-6236-001 study in patients with NSCLC with tumors harboring RAS G12X mutations who had received one or two prior lines of therapy which must have included prior immunotherapy and platinum chemotherapy administered either concurrently or sequentially, but not docetaxel, a study population matching the planned RASolve 301 enrollees. We believe these data showed that daraxonrasib was generally well tolerated and demonstrated encouraging antitumor activity that supported our initiation of the RASolve 301 study.

Based on our observations from the RMC-6236-001 study and our preclinical observations, we believe there is a potential opportunity to evaluate daraxonrasib combinations in earlier lines of therapy in multiple tumor types, and we are currently evaluating several exploratory combination regimens that include daraxonrasib in order to assess the potential for development in these settings. These combinations include daraxonrasib with pembrolizumab, daraxonrasib with elironrasib, daraxonrasib with zoldonrasib and daraxonrasib with standard of care chemotherapy agents.

On December 2, 2024, we disclosed initial clinical safety and tolerability data as of a data cutoff date of October 28, 2024 from our clinical study of the combination of daraxonrasib with pembrolizumab, which we believe showed the combination was generally well tolerated with limited hepatotoxicity.

Also on December 2, 2024, we disclosed initial clinical safety, tolerability and activity data as of a data cutoff date of October 28, 2024 from our clinical study of the combination of daraxonrasib with elironrasib, which we believe showed the combination was generally well tolerated and provide initial proof-of-mechanism for a RAS(ON) inhibitor doublet in patients with colorectal cancer (CRC) who were previously treated with KRAS(OFF) G12C inhibitors. We believe these preliminary data observations support continued development of RAS(ON) inhibitor doublets in a broad range of tumor types and earlier lines of therapy, including 1L patients with NSCLC carrying RAS G12C tumors.

In April 2024, at the American Association for Cancer Research (AACR) Annual Meeting 2024, we reported individual case studies from the RMC-6236-001 study that showed examples of objective responses to daraxonrasib in patients with tumor types beyond PDAC or NSCLC, specifically patients with melanoma and with CRC.

Elironrasib (RMC-6291)

Elironrasib (RMC-6291) is designed as a RAS(ON) oral tri-complex G12C-selective inhibitor. It is designed to exhibit subnanomolar potency for suppressing RAS pathway signaling and growth of RAS G12C-bearing cancer cells and is engineered to be highly selective for RAS G12C over wild-type RAS and other cellular targets. Elironrasib is designed to be differentiated from first-generation KRAS(OFF) G12C inhibitors, which sequester the KRAS(OFF) G12C form, by its mechanism of directly inhibiting the RAS(ON) G12C form.

On October 13, 2023, we reported interim preliminary safety and anti-tumor data from our ongoing first-in-human study of elironrasib, which we refer to as the RMC-6291-001 study, as of an October 5, 2023 data cut-off date, which we believe provide preliminary evidence of clinically meaningful differentiation of elironrasib from KRAS(OFF) G12C inhibitors.

We are evaluating several exploratory combination regimens that include elironrasib in order to assess the potential for development in earlier lines of therapy. These combinations include elironrasib with pembrolizumab and, as discussed in the “Daraxonrasib (RMC-6236)” section above, elironrasib with daraxonrasib. We are also planning a combination study of elironrasib with both daraxonrasib and pembrolizumab.

On December 2, 2024, we disclosed initial clinical safety, tolerability and activity data for the combination of daraxonrasib with elironrasib, as discussed in the “Daraxonrasib (RMC-6236)” section above.

Also on December 2, 2024, we disclosed clinical safety and tolerability data as of a data cutoff date of October 28, 2024 for the combination of elironrasib with pembrolizumab, which we believe showed the combination was generally well tolerated with limited hepatotoxicity.

Zoldonrasib (RMC-9805)

Zoldonrasib (RMC-9805) is designed as a RAS(ON) oral tri-complex G12D-selective inhibitor. It is designed to exhibit low nanomolar potency for suppressing RAS pathway signaling and growth of RAS G12D-bearing cancer cells and is engineered to covalently inactivate RAS G12D irreversibly.

On October 25, 2024, we reported preliminary clinical safety, tolerability and activity data as of a data cutoff date of September 2, 2024 from our first-in-human monotherapy study of zoldonrasib, which we refer to as the RMC-9805-001 study in patients with previously treated solid tumors harboring KRAS G12D mutations.

We believe that these data support our ongoing development of zoldonrasib as a single agent and in combination with other therapies, including with daraxonrasib. An exploratory combination study of zoldonrasib with daraxonrasib is ongoing. We currently expect to disclose additional zoldonrasib clinical safety and antitumor activity data in the second quarter of 2025.

We currently expect to initiate one or more pivotal combination studies in 2026 that incorporate either zoldonrasib or elironrasib and currently expect to share clinical data supporting these plans in the second or third quarter of 2025.

RMC-5127

RMC-5127 is designed as a RAS(ON) oral G12V-selective inhibitor. It is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of RAS G12V-bearing cancer cells and is engineered for selective inhibition of RAS G12V over other RAS isoforms via non-covalent binding interactions. We currently expect to advance RMC-5127 to a clinic-ready stage in 2025 and to initiate a first-in-human dose escalation clinical trial of RMC-5127 in 2026.

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

Other Development Opportunities

We have developed RAS companion inhibitors that are designed to suppress cooperating targets and pathways that sustain RAS-addicted cancers. These compounds include RMC-4630, which is designed as a potent and selective inhibitor of SHP2; RMC-5552, which is designed as a selective inhibitor of mTORC1 signaling in tumors; and RMC-5845, which is designed to target SOS1 a protein that plays a key role in converting RAS(OFF) to RAS(ON) in cells. Additional clinical development of our RAS companion inhibitors is subject to our continuing assessment of our portfolio priorities.

We are also developing preclinical next-generation programs that are designed to sustain our innovation platform beyond our current development-stage assets.

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

For additional information regarding the terms of the EQRx Acquisition, see “Note 3. Acquisition” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.

Aethon Collaboration

In March 2024, we entered into a collaboration agreement with Aethon Therapeutics, Inc. (Aethon) pursuant to which Aethon is conducting research related to use of novel bispecific antibodies to mount an immune attack directed at the cancer cells targeted by our RAS(ON) Inhibitors (the Aethon Collaboration Agreement). Pursuant to the Aethon Collaboration Agreement, we agreed to reimburse Aethon for preclinical activities, and we have an option to conduct any clinical or commercial development that may arise from the collaboration.

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

Research and development expenses

We substantially rely on third parties to conduct our preclinical studies, clinical trials and manufacturing. We estimate research and development expenses based on estimates of services performed, and we rely on third party contractors and vendors to provide us with timely and accurate estimates of expenses of services performed to assist us in these estimates. Research and development expenses consist primarily of costs incurred for the development of our product candidates and costs associated with identifying compounds through our discovery platform, which include:

•
external costs incurred under agreements with third-party contract organizations, investigative clinical trial sites that conduct research and development activities on our behalf and consultants;
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

We expect our research and development expenses to increase for the foreseeable future as we continue to invest in discovering and developing product candidates and advancing product candidates into later stages of development, which may include conducting larger clinical trials. The process of conducting the necessary research and development and clinical trials to seek regulatory approval for product candidates is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or clinical trials or if and to what extent we will generate revenue from the commercialization and sale of any of our product candidates, if approved.

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

Results of operations

Comparison of the years ended December 31, 2024 and 2023

	Years Ended December 31,
	2024	2023	Increase/ (decrease)
	(in thousands)
Revenue:
Collaboration revenue	$—	$11,580	$(11,580)
Total revenue	—	11,580	(11,580)
Operating expenses:
Research and development	592,225	423,144	169,081
General and administrative	97,299	75,621	21,678
Total operating expenses	689,524	498,765	190,759
Loss from operations	(689,524)	(487,185)	(202,339)
Other income (expense), net:
Interest income	86,883	47,482	39,401
Other expense	(2,528)	(303)	(2,225)
Change in fair value of warrant liability and contingent earn-out shares	4,323	115	4,208
Total other income, net	88,678	47,294	41,384
Loss before income taxes	(600,846)	(439,891)	(160,955)
Benefit from income taxes	753	3,524	(2,771)
Net loss	$(600,093)	$(436,367)	$(163,726)

Collaboration revenue

Collaboration revenue in 2023 consisted of revenue under the Sanofi Agreement, which was terminated in June 2023. Collaboration revenue decreased by $11.6 million, or 100%, during the year ended December 31, 2024 compared to 2023. The decrease in collaboration revenue in 2023 was a result of the termination of the Sanofi Agreement.

Research and development expenses

Our research and development efforts during the year ended December 31, 2024 were focused on our clinical development programs and our preclinical programs. The following table sets forth the components of our research and development expenses for the periods indicated:

	Years Ended December 31,
	2024	2023	Increase/ (decrease)
	(in thousands)
Third-party research and development expenses:
Clinical Development Programs:
Daraxonrasib (RMC-6236)	$168,911	$107,947	$60,964
Elironrasib (RMC-6291)	55,034	32,593	22,441
Zoldonrasib (RMC-9805)	64,112	40,657	23,455
RAS companion inhibitors	6,955	16,252	(9,297)
Preclinical programs	73,089	65,156	7,933
Total third-party research and development expenses	368,101	262,605	105,496
Salaries and other employee-related expenses	113,475	81,658	31,817
Stock-based compensation expense	50,973	34,126	16,847
Amortization of intangible assets	1,069	1,068	1
Other research and development costs	58,607	43,687	14,920
Total research and development expense	$592,225	$423,144	$169,081

Research and development expenses increased by $169.1 million, or 40%, during the year ended December 31, 2024 compared to 2023. The increase in research and development expenses during the year ended December 31, 2024 was primarily due to a $61.0 million increase in daraxonrasib expenses, primarily attributable to higher clinical trial expenses; a $31.8 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $23.5 million increase in zoldonrasib expenses, primarily attributable to higher clinical trial expenses; a $22.4 million increase in elironrasib expenses, primarily attributable to higher clinical trial expenses; a $16.8 million increase in stock-based compensation; a $14.9 million increase in other research and development expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; and a $7.9 million increase in preclinical research portfolio expenses; partially offset by a $9.3 million decrease in other RAS companion inhibitor program expenses.

General and administrative expenses

General and administrative expenses increased by $21.7 million, or 29%, during the year ended December 31, 2024 compared to 2023. The increase in general and administrative expenses during the year ended December 31, 2024 was primarily due to a $6.7 million increase in pre-commercial development expenses; a $4.5 million increase in salaries and other employee-related expenses due to increased headcount; a $4.5 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; a $3.3 million increase in legal and accounting fees; and a $1.2 million increase in insurance and other fees.

Interest income

Interest income increased by $39.4 million for the year ended December 31, 2024, compared to 2023 due to a larger cash, cash equivalents and marketable securities balance and higher interest rates.

Comparison of the years ended December 31, 2023 and 2022

	Years Ended December 31,
	2023	2022	Increase/ (decrease)
	(in thousands)
Revenue:
Collaboration revenue	$11,580	$35,380	$(23,800)
Total revenue	11,580	35,380	(23,800)
Operating expenses:
Research and development	423,144	253,073	170,071
General and administrative	75,621	40,586	35,035
Total operating expenses	498,765	293,659	205,106
Loss from operations	(487,185)	(258,279)	(228,906)
Other income (expense), net:
Interest income	47,482	9,154	38,328
Interest expense	(303)	—	(303)
Change in fair value of warrant liability and contingent earn-out shares	115	—	115
Total other income (expense), net	47,294	9,154	38,140
Loss before income taxes	(439,891)	(249,125)	(190,766)
Benefit from income taxes	3,524	420	3,104
Net loss	$(436,367)	$(248,705)	$(187,662)

Collaboration revenue

Collaboration revenue consisted of revenue under the Sanofi Agreement, which was terminated in June 2023. Collaboration revenue decreased by $23.8 million, or 67%, during the year ended December 31, 2023 compared to 2022. The decrease in collaboration revenue in 2023 was a result of lower reimbursed expenses from Sanofi.

Research and development expenses

Research and development expenses increased by $170.1 million, or 67%, during the year ended December 31, 2023 compared to 2022. The increase in research and development expenses during the year ended December 31, 2023 was primarily due to a $72.6 million increase in daraxonrasib expenses, primarily attributable to clinical trial and clinical supply manufacturing expenses as daraxonrasib commenced clinical trials at the end of the second quarter of 2022; a $24.1 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $17.0 million increase in our preclinical research portfolio expenses; a $16.0 million increase in stock-based compensation including $3.7 million in connection with the EQRx Acquisition; a $15.8 million increase in zoldonrasib expenses, which commenced clinical trials in the third quarter of 2023; a $12.9 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; a $12.6 million increase in elironrasib expenses, which commenced clinical trials in the third quarter of 2022; and a $8.2 million increase in employee-related expenses in connection with the EQRx Acquisition; partially offset by a $9.0 million decrease in SHP2 costs.

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

Liquidity and Capital Resources

In November 2021, we entered into a sales agreement with Cowen and Company, LLC, an affiliate of TD Securities (USA) LLC (TD Cowen), as amended in March 2024, to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $250 million, through an at-the-market equity offering program (the 2021 ATM). From November 2021 to August 2024, we sold an aggregate of 6,502,078 shares of our common stock under the 2021 ATM, resulting in gross proceeds to us of $186.0 million. During the year ended December 31, 2024, we sold an aggregate of 1,294,050 shares of common stock under the 2021 ATM, resulting in gross proceeds of $60.8 million. In August 2024, we terminated the 2021 ATM and entered into a new sales agreement with TD Cowen to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $500 million, through an at-the-market equity offering program (the 2024 ATM). Through December 31, 2024, we have sold an aggregate of 1,147,893 shares of common stock under the 2024 ATM, resulting in gross proceeds of $60.4 million.

In July 2022, we issued 13,225,000 shares of our common stock in an underwritten public offering at a price to the public of $20.00 per share, for net proceeds of $248.1 million, after deducting underwriting discounts and commissions of $15.9 million and offering expenses of $0.5 million.

In March 2023, we issued 15,681,818 shares of our common stock in an underwritten public offering at a price to the public of $22.00 per share, for net proceeds of $323.7 million, after deducting underwriting discounts and commissions of $20.7 million and expenses of $0.6 million.

In November 2023, we completed the EQRx Acquisition and issued 54,786,528 shares of common stock in the transaction in which we received approximately $1.1 billion in net cash, cash equivalents and marketable securities after deducting EQRx wind-down and transition costs.

In December 2024, we issued and sold in an underwritten public offering (i) 16,576,088 shares of our common stock at a price to the public of $46.00 per share and (ii) pre‑funded warrants to certain investors to purchase an aggregate of 2,173,917 shares of our common stock at a price of $45.9999 per pre-funded warrant. Each pre-funded warrant will be exercisable from the date of issuance until fully exercised, subject to an ownership limitation. Total net proceeds from the offering were $823.0 million, after deducting underwriting discounts and commissions of $38.8 million and expenses of $0.6 million.

Our operations have been financed primarily by our public offerings of common stock, the EQRx Acquisition and $188.7 million received under the Sanofi Agreement from June 2018 through June 2023 for upfront payments and for research and development cost reimbursement.

As of December 31, 2024, we had $2.3 billion in cash, cash equivalents and marketable securities.

As of December 31, 2024, we had an accumulated deficit of $1.7 billion. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our product candidates and our pre-clinical research portfolio, and to a lesser extent, general and administrative expenditures. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue to advance our product candidates into later stages of development, which includes conducting larger clinical trials, and increase our efforts of preparing to become a commercial-stage company.

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our planned operations for at least 12 months following the date of this Annual Report on Form 10-K.

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

We will require substantial additional financing for our development efforts for our current and future programs and to prepare for their potential commercialization. We do not have any committed external source of funds or other support for these activities, and we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, credit or loan facilities, acquisitions, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to (i) delay, limit, reduce the scope of or terminate one or more of our preclinical studies, clinical trials, or other research and development activities or eliminate one or more of our development programs altogether; or (ii) delay, limit, reduce the scope of or terminate our efforts to establish manufacturing and sales and marketing capabilities or other activities that may be necessary to commercialize any future approved products, or reduce our flexibility in developing or maintaining our sales and marketing strategy.

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(557,436)	$(350,572)	$(224,401)
Investing activities	(554,394)	(342,598)	(24,116)
Financing activities	959,413	1,229,200	301,432
Net change in cash and cash equivalents	$(152,417)	$536,030	$52,915

Cash used in operating activities

During the year ended December 31, 2024, cash used in operating activities of $557.4 million was attributable to a net loss of $600.1 million, partially offset by $42.3 million in non-cash charges and by a net change of $0.4 million in our operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation expense of $79.2 million, depreciation and amortization of $7.6 million, amortization of operating lease right-of-use asset of $4.2 million, offset by net amortization of premium on marketable securities of $44.6 million and change in the fair value of warrant liability and contingent earn-out shares of $4.3 million. The change in operating assets and liabilities was primarily due to a $9.7 million increase in prepaid expenses and other current assets, a $5.9 million increase in other noncurrent assets, a $6.5 million decrease in accounts payable, offset by a $22.0 million increase in accrued expenses and other current liabilities primarily related to clinical trial and clinical supply manufacturing expenses and increased personnel related expenses due to increased headcount and a $1.3 million decrease in accounts receivable.

During the year ended December 31, 2023, cash used in operating activities of $350.6 million was attributable to a net loss of $436.4 million, partially offset by $49.0 million in non-cash charges and by a net change of $36.8 million in our operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation expense of $61.8 million, depreciation and amortization of $6.1 million, amortization of operating lease right-of-use asset of $3.2 million, offset by net amortization of premium on marketable securities of $22.2 million. The change in operating assets and liabilities was primarily due to a $2.6 million increase in prepaid expenses and other current assets, a $4.5 million decrease in deferred revenue associated with the Sanofi Agreement, a $1.5 million decrease in operating lease liability, a $3.9 million decrease in deferred tax liability, a $1.4 million increase in other noncurrent assets, offset by a $32.5 million increase in accounts payable, $14.7 million increase in accrued expenses and other current liabilities primarily related to clinical trial and clinical supply manufacturing expenses and increased personnel related expenses due to increased headcount and a $3.4 million decrease in accounts receivable.

During the year ended December 31, 2022, cash used in operating activities of $224.4 million was attributable to a net loss of $248.7 million and by a net change of $13.5 million in our operating assets and liabilities, partially offset by $37.8 million in non-cash charges. The non-cash charges primarily consisted of stock-based compensation expense of $31.2 million, depreciation and amortization of $5.0 million, amortization of operating lease right-of-use asset of $4.6 million offset by net amortization of premium on marketable securities of $3.1 million. The change in operating assets and liabilities was primarily due to a $3.8 million increase in prepaid expenses and other current assets primarily resulting from the timing of prepayments made for research and development activities, a $14.5 million decrease in deferred revenue associated with the Sanofi Agreement, a $2.4 million decrease in operating lease liability, offset by a $7.3 million increase in accounts payable, $1.5 million increase in accrued expenses and other current liabilities and a $1.3 million decrease in accounts receivable.

Cash used in investing activities

During the year ended December 31, 2024, cash used in investing activities of $554.4 million was primarily comprised of purchases of marketable securities of $2.1 billion and purchases of property and equipment of $10.3 million, offset by cash provided by maturities of marketable securities of $1.6 billion.

During the year ended December 31, 2023, cash used in investing activities of $342.6 million was primarily comprised of purchases of marketable securities of $1.1 billion and purchases of property and equipment of $7.7 million, offset by cash provided by maturities of marketable securities of $724.0 million.

During the year ended December 31, 2022, cash used in investing activities of $24.1 million was primarily comprised of purchases of marketable securities of $612.8 million and purchases of property and equipment of $10.8 million, offset by cash provided by maturities of marketable securities of $599.5 million.

Cash provided by financing activities

During the year ended December 31, 2024, cash provided by financing activities of $959.4 million was comprised of $823.0 million in net proceeds from the issuance of common stock and pre-funded warrants from the December 2024 underwritten public offering, $118.7 million in net proceeds from the issuance of common stock under the 2024 ATM and the 2021 ATM, $12.3 million in proceeds from the issuance of common stock upon the exercise of stock options and $5.0 million in proceeds from the issuance of common stock under the employee stock purchase plan.

During the year ended December 31, 2023, cash provided by financing activities of $1.2 billion was comprised of $840.8 million of cash, cash equivalents and restricted cash acquired, net of $20.7 million transaction costs in connection with the EQRx Acquisition, $323.7 million in net proceeds from the March 2023 underwritten public offering, $62.1 million in net proceeds from the issuance of common stock under the 2021 ATM, $3.3 million in proceeds from the issuance of common stock under the employee stock purchase plan and $3.3 million in proceeds from the issuance of common stock upon the exercise of stock options, offset by $4.0 million in tax payments in satisfaction of withholding tax requirements pursuant to the EQRx Acquisition.

During the year ended December 31, 2022, cash provided by financing activities of $301.4 million was comprised of $248.1 million in net proceeds from the July 2022 underwritten public offering, $49.9 million in net proceeds from the issuance of common stock under the 2021 ATM, $1.9 million in proceeds from the issuance of common stock under the employee stock purchase plan and $1.5 million in proceeds from the issuance of common stock upon the exercise of stock options.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

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

Accrued research and development expenses

We accrue for estimated costs of research and development activities performed by third-party service providers, which include pre-clinical studies, clinical trials and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated services provided but not yet invoiced and include these costs in accrued expenses and other payables in our consolidated balance sheets and within research and development expense in our consolidated statements of operations. We accrue for these costs based on various factors such as estimates of the work completed and in accordance with agreements established with our third-party service providers. Further, we accrue expenses related to clinical trials based on the level of patient enrollment and activity according to the related agreement. We monitor patient enrollment levels and related activity to the extent reasonably possible and make judgments and estimates in determining the accrued balance in each reporting period. If we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. To date, we have not experienced significant changes in our estimates of preclinical studies and clinical trial accruals.

Stock-based compensation

We maintain an equity incentive plan as a long-term incentive for employees, consultants and members of our board of directors. The plan allows for the issuance of non-statutory options (NSOs), incentive stock options (ISOs), restricted stock unit awards (RSUs) to employees and NSOs and RSUs to nonemployees.

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

We held cash, cash equivalents and marketable securities of $2.3 billion and $1.9 billion as of December 31, 2024 and 2023, respectively, which consisted of bank deposits, money market funds, U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, an immediate one percent change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

REVOLUTION MEDICINES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Revolution Medicines, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Revolution Medicines, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

External Research and Development Costs.

As described in Note 2 to the consolidated financial statements, research and development expenses consist of costs incurred for the Company’s own research and development activities and are expensed as incurred. Research and development costs consist of salaries and benefits, including associated stock-based compensation, and laboratory supplies and facility costs, as well as external costs paid to other entities that conduct certain research and development activities on the Company’s behalf. As disclosed by management, certain development activities are based on an evaluation of the progress to completion of specific tasks using information and data provided to the Company by its vendors, collaborators and third-party service providers. Management estimates research and development expenses based on estimates of services performed and relies on third party contractors and vendors to provide timely and accurate estimates of expenses of services performed to assist in these estimates. The Company’s research and development expense for the year ended December 31, 2024, was $592.2 million, a majority of which relates to external research and development costs.

The principal consideration for our determination that performing procedures relating to external research and development costs is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s external research and development costs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to external research and development costs. These procedures also included, among others, testing external research and development costs on a sample basis by obtaining and inspecting source documents, such as the underlying contract research organization agreements, purchase orders, invoices received, and information received from certain third party service providers, where applicable.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 26, 2025

We have served as the Company’s auditor since 2017.

REVOLUTION MEDICINES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$543,064	$696,148
Marketable securities	1,746,235	1,156,807
Accounts receivable	—	1,254
Prepaid expenses and other current assets	38,333	25,072
Total current assets	2,327,632	1,879,281
Property and equipment, net	24,289	22,865
Operating lease right-of-use asset	117,534	77,149
Intangible assets, net	56,670	57,739
Goodwill	14,608	14,608
Restricted cash	3,698	3,031
Other noncurrent assets	13,870	7,032
Total assets	$2,558,301	$2,061,705
Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable	$54,427	$61,788
Accrued expenses and other current liabilities	96,615	74,694
Operating lease liability, current	12,872	7,369
Total current liabilities	163,914	143,851
Deferred tax liability	2,353	3,115
Operating lease liability, noncurrent	122,971	80,575
Warrant liability	3,189	6,512
Other noncurrent liabilities	670	1,458
Total liabilities	293,097	235,511
Commitments and contingencies (Note 8)
Stockholdersʼ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2024 and December 31, 2023, respectively; none issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of December 31, 2024 and December 31, 2023, respectively; 185,896,625 and 170,234,594 shares issued as of December 31, 2024 and December 31, 2023; 185,896,625 and 164,674,594 shares outstanding as of December 31, 2024 and December 31, 2023, respectively	18	16
Additional paid-in capital	4,001,666	2,963,342
Accumulated other comprehensive income	1,321	544
Accumulated deficit	(1,737,801)	(1,137,708)
Total stockholdersʼ equity	2,265,204	1,826,194
Total liabilities and stockholdersʼ equity	$2,558,301	$2,061,705

The accompanying notes are an integral part of these Consolidated Financial Statements.

REVOLUTION MEDICINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Collaboration revenue	$—	$11,580	$35,380
Total revenue	—	11,580	35,380
Operating expenses:
Research and development	592,225	423,144	253,073
General and administrative	97,299	75,621	40,586
Total operating expenses	689,524	498,765	293,659
Loss from operations	(689,524)	(487,185)	(258,279)
Other income (expense), net:
Interest income	86,883	47,482	9,154
Other expense	(2,528)	(303)	—
Change in fair value of warrant liability and contingent earn-out shares	4,323	115	—
Total other income, net	88,678	47,294	9,154
Loss before income taxes	(600,846)	(439,891)	(249,125)
Benefit from income taxes	753	3,524	420
Net loss	$(600,093)	$(436,367)	$(248,705)
Net loss per share attributable to common stockholders, basic and diluted	$(3.58)	$(3.86)	$(3.08)
Weighted-average common shares used to compute net loss per share, basic and diluted	167,737,672	113,149,869	80,626,525

Comprehensive loss:
Net loss	$(600,093)	$(436,367)	$(248,705)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net	777	2,324	(1,404)
Comprehensive loss	$(599,316)	$(434,043)	$(250,109)

The accompanying notes are an integral part of these Consolidated Financial Statements.

REVOLUTION MEDICINES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/ (Loss)	Deficit	Equity
Balance at December 31, 2021	74,142,619	$8	$1,055,572	$(376)	$(452,636)	$602,568
Issuance of common stock pursuant to stock option exercises	249,544	—	1,481	—	—	1,481
Issuance of common stock from follow-on public offering, net of offering costs of $16,374	13,225,000	1	248,125	—	—	248,126
Issuance of common stock related to vesting of restricted stock units	278,848	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	130,327	—	1,864	—	—	1,864
Issuance of common stock from at-the-market offering	2,385,846	—	49,919	—	—	49,919
Repurchases of early exercised stock	(272)	—	—	—	—	—
Vesting of early exercised stock options	—	—	143	—	—	143
Stock-based compensation expense	—	—	31,196	—		31,196
Net unrealized loss on marketable securities	—	—	—	(1,404)	—	(1,404)
Net loss	—	—	—	—	(248,705)	(248,705)
Balance at December 31, 2022	90,411,912	$9	$1,388,300	$(1,780)	$(701,341)	$685,188
Issuance of common stock pursuant to stock option exercises	524,094	—	3,316	—	—	3,316
Issuance of common stock from follow-on public offering, net of offering costs of $21,294	15,681,818	2	323,704	—	—	323,706
Issuance of common stock in connection with acquisition of EQRx, Inc., net of transaction costs of $20,717	54,786,528	5	1,120,880	—	—	1,120,885
Issuance of common stock from at-the-market offering	2,482,880	—	62,053	—	—	62,053
Issuance of common stock related to vesting of restricted stock units	576,974	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	210,679	—	3,317	—	—	3,317
Repurchases of early exercised stock	(291)	—	—	—	—	—
Stock-based compensation expense	—	—	61,772	—	—	61,772
Net unrealized gain on marketable securities	—	—	—	2,324	—	2,324
Net loss	—	—	—	—	(436,367)	(436,367)
Balance at December 31, 2023	164,674,594	$16	$2,963,342	$544	$(1,137,708)	$1,826,194
Issuance of common stock pursuant to stock option exercises	927,275	—	12,330	—	—	12,330
Issuance of common stock from follow-on public offering, net of offering costs of $34,881	16,576,088	2	727,618	—	—	727,620
Issuance of pre-funded warrants, net of issuance costs of $4,578	—	—	95,422	—	—	95,422
Issuance of common stock from at-the-market offering	2,441,943	—	118,728	—	—	118,728
Issuance of common stock related to vesting of restricted stock units	1,011,255	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	265,470	—	5,029	—	—	5,029
Stock-based compensation expense	—	—	79,197	—	—	79,197
Net unrealized gain on marketable securities	—	—	—	777	—	777
Net loss	—	—	—	—	(600,093)	(600,093)
Balance at December 31, 2024	185,896,625	$18	$4,001,666	$1,321	$(1,737,801)	$2,265,204

The accompanying notes are an integral part of these Consolidated Financial Statements.

REVOLUTION MEDICINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(600,093)	$(436,367)	$(248,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	118	52	19
Amortization of intangible assets	1,069	1,068	1,069
Stock-based compensation expense	79,197	61,772	31,196
Depreciation and amortization	6,559	5,042	3,972
Change in fair value of warrant liability and contingent earn-out shares	(4,323)	115	—
Net amortization of premium or discount on marketable securities	(44,565)	(22,205)	(3,078)
Amortization of operating lease right-of-use asset	4,196	3,199	4,615
Changes in operating assets and liabilities:
Accounts receivable	1,254	3,419	1,256
Prepaid expenses and other current assets	(9,698)	(2,646)	(3,779)
Accounts payable	(6,465)	32,469	7,288
Accrued expenses and other current liabilities	21,985	14,668	1,502
Deferred revenue	—	(4,459)	(14,472)
Operating lease liability	(245)	(1,532)	(2,428)
Deferred tax liability	(762)	(3,910)	(419)
Other noncurrent assets	(5,875)	(1,414)	(2,247)
Other noncurrent liabilities	212	157	(190)
Net cash used in operating activities	(557,436)	(350,572)	(224,401)
Cash flows from investing activities
Purchases of marketable securities	(2,136,623)	(1,058,916)	(612,769)
Maturities of marketable securities	1,592,537	724,047	599,469
Purchases of property and equipment	(10,308)	(7,729)	(10,816)
Net cash used in investing activities	(554,394)	(342,598)	(24,116)
Cash flows from financing activities
Cash, cash equivalents and restricted cash acquired in connection with EQRx Acquisition, net of transaction costs	—	840,834	—
Proceeds from issuance of common stock, net of issuance costs	727,620	323,706	248,126
Proceeds from issuance of pre-funded warrants, net of transaction costs	95,422	—	—
Proceeds from issuance of common stock from at-the-market offering, net of transaction costs	118,728	62,053	49,919
Proceeds from issuance of common stock under equity incentive plans	12,330	3,316	1,481
Proceeds from issuance of common stock related to employee stock purchase plan	5,029	3,317	1,864
Tax payment for common stock withheld in satisfaction of withholding tax requirements	—	(4,026)	—
Payments of deferred offering costs	284	—	42
Net cash provided by financing activities	959,413	1,229,200	301,432
Net increase (decrease) in cash, cash equivalents and restricted cash	(152,417)	536,030	52,915
Cash, cash equivalents and restricted cash - beginning of year	699,179	163,149	110,234
Cash, cash equivalents and restricted cash - end of year	$546,762	$699,179	$163,149
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	543,064	696,148	161,412
Restricted cash	3,698	3,031	1,737
Cash, cash equivalents and restricted cash - end of period	$546,762	$699,179	$163,149
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for EQRx acquisition	$—	$1,085,676	$—
Fair value of net assets acquired in connection with EQRx Acquisition	—	291,475	—
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	1,576	2,611	1,419
Right-of-use assets obtained in exchange for operating lease liabilities	44,581	25,271	—
The accompanying notes are an integral part of these Consolidated Financial Statements.

REVOLUTION MEDICINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Revolution Medicines, Inc. (the Company) is a clinical-stage precision oncology company focused on developing novel targeted therapies for RAS-addicted cancers. The Company was founded in October 2014 and is headquartered in Redwood City, California.

Liquidity

The Company has incurred net operating losses in each year since inception. As of December 31, 2024, the Company had an accumulated deficit of $1.7 billion. Management believes that its existing cash, cash equivalents and marketable securities will enable the Company to fund its planned operations for at least 12 months following the issuance date of these consolidated financial statements. The Company has been able to fund its operations through the issuance and sale of common stock and redeemable convertible preferred stock, the acquisition of EQRx, Inc. (EQRx), and upfront payments and research and development cost reimbursement received under the Company’s prior collaboration agreement with Genzyme Corporation, an affiliate of Sanofi. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

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

In December 2024, the Company issued and sold in an underwritten public offering (i) 16,576,088 shares of its common stock in an underwritten public offering (including the exercise in full by the underwriters of their option to purchase an additional 2,445,652 shares of the Company’s common stock) at a price to the public of $46.00 per share and (ii) pre‑funded warrants to certain investors to purchase an aggregate of 2,173,917 shares of the Company’s common stock at a price of $45.9999 per pre-funded warrant. Each pre-funded warrant will be exercisable from the date of issuance until fully exercised, subject to an ownership limitation. Total net proceeds were $823.0 million, after deducting underwriting discounts and commissions of $38.8 million and expenses of $0.6 million.

In November 2021, the Company entered into a sales agreement with Cowen and Company, LLC, an affiliate of TD Securities (USA) LLC (TD Cowen), as amended in March 2024, to sell shares of its common stock, from time to time, with aggregate gross proceeds of up to $250 million, through an at-the-market equity offering program (the 2021 ATM Program). During the year ended December 31, 2022, the Company sold an aggregate of 339,302 shares of common stock under the 2021 ATM Program resulting in gross proceeds to the Company of $10.4 million, with net proceeds to the Company of $10.1 million after deducting commissions and expenses. During the year ended December 31, 2023, the Company sold an aggregate of 2,482,880 shares of common stock under the 2021 ATM Program resulting in gross proceeds to the Company of $63.5 million, with net proceeds to the Company of $62.1 million after deducting commissions and expenses. During the year ended December 31, 2024, the Company sold an aggregate of 1,294,050 shares of common stock under the 2021 ATM Program, resulting in gross proceeds of $60.8 million, with net proceeds to the Company of $59.2 million after deducting commissions and expenses.

In August 2024, the Company entered into a new sales agreement with TD Cowen to sell shares of the Company’s common stock, from time to time, with aggregate gross proceeds of up to $500 million, through an at-the-market equity offering program (the 2024 ATM Program). The 2024 ATM Program replaced the 2021 ATM Program and any unused balance remaining under the 2021 ATM Program is no longer available. During the year ended December 31, 2024, the Company sold an aggregate of 1,147,893 shares of common stock under the 2024 ATM Program, resulting in gross proceeds of $60.4 million, with net proceeds to the Company of $59.5 million after deducting commissions and expenses.

2. Summary of significant accounting policies

Basis of presentation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and applicable rules of the Securities and Exchange Commission (SEC) regarding financial reporting and, in the opinion of management, include all normal and recurring adjustments which are necessary to state fairly the Company’s financial position and results of operations for the reported periods. The consolidated financial statements for the years ended December 31, 2024, 2023 and 2022 include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The functional and reporting currency of the Company and its subsidiaries is the U.S. dollar.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist of amounts invested in money market funds, commercial paper, government securities and corporate bonds with original maturities of three months or less at the date of purchase.

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

The Company periodically evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. The Company considers various factors in determining whether to recognize an impairment charge. If the Company determines that the decline in an investment’s fair value is other-than-temporary, the difference is recognized as an impairment loss in the consolidated statements of operations and comprehensive loss. As of December 31, 2024, no other-than-temporary-impairment has been recorded.

Restricted cash

As of December 31, 2024 and 2023, the Company had $3.7 million and $3.0 million, respectively, of noncurrent restricted cash related to Company issued letters of credit in connection with leases. These amounts are held in separate bank accounts to support letter of credit agreements for certain of its leases.

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

Acquired intangible assets

Indefinite-lived intangible assets represent the estimated fair value assigned to in-process research and development (IPR&D) acquired in a business combination. The Company reviews indefinite-lived intangible assets for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, then it is written down to its adjusted fair value. As of December 31, 2024, there have been no such impairments. For IPR&D, if a product candidate derived from the indefinite-lived intangible asset is developed and commercialized, the useful life will be determined, and the carrying value will be amortized prospectively over that estimated useful life. Alternatively, if a product candidate is abandoned, the carrying value of the intangible asset will be charged to research and development expenses in the consolidated statements of operations and comprehensive loss.

Finite-lived intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date and are carried at cost less accumulated amortization and impairment. Amortization is computed using the straight-line method over the estimated useful lives of the respective finite-lived intangible assets and is included in research and development expenses in the consolidated statement of operations. Intangible assets are reviewed for impairment at least annually or more frequently if indicators of potential impairment exist. As of December 31, 2024, no such impairment has been recorded.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired in a business combination. The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first assessing the qualitative factors to determine whether it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount. Qualitative indicators assessed include consideration of macroeconomic, industry and market conditions, the Company’s overall financial performance and personnel or strategy changes. Based on the qualitative assessment, if it is determined that it is more likely than not that its fair value is less than its carrying amount, the fair value of the Company’s single reporting unit is compared to its carrying value. Any excess of the goodwill carrying amount over the fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of December 31, 2024, no goodwill impairment has been identified.

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

Research and development expenditures

Research and development expenses consist of costs incurred for the Company’s own and for collaborative research and development activities. Research and development costs are expensed as incurred. Research and development costs consist of salaries and benefits, including associated stock-based compensation, and laboratory supplies and facility costs, as well as external costs paid to other entities that conduct certain research and development activities on the Company’s behalf. The Company estimates preclinical studies and clinical trial expenses based on the services performed pursuant to contracts with research institutions, contract research organizations and clinical manufacturing organizations that conduct and manage preclinical studies and clinical trials on the Company’s behalf based on actual time and expenses incurred by them. Further, the Company accrues expenses related to clinical trials based on the level of patient activity according to the related agreement. The Company monitors patient enrollment levels and related activity to the extent reasonably possible and adjusts estimates accordingly.

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

Comprehensive loss

For the years ended December 31, 2024, 2023 and 2022, other comprehensive income (loss) included net unrealized gains or losses on marketable securities.

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

The Company recognizes uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Changes in recognition or measurement are reflected in the period in which a change in facts occurs. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of interest expense.

Net loss per share attributable to common stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock (including pre-funded warrants) outstanding during the period, without consideration for potentially dilutive securities. Shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing net loss per share because the shares may be issued for little or no consideration, are fully vested and are exercisable without being subject to any conditions after the original issuance date. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, redeemable convertible preferred stock, stock options, common stock subject to repurchase related to unvested restricted stock awards and early exercise of stock options are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities as the redeemable convertible preferred stock is considered a participating security because it participates in dividends with common stock. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of all series of redeemable convertible preferred stock and the holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods.

Segment reporting

The Company determines its operating segments based on how the chief operating decision maker (CODM) views and analyzes the segment’s operations and performance and allocates resources. The President and Chief Executive Officer is the CODM. The CODM utilizes net loss as the measure of segment profit or loss. The Company has one operating and reportable segment. The Company’s CODM manages the Company’s operations on a consolidated basis for the purposes of allocating resources and evaluating financial performance. The CODM assesses performance for and decides how to allocate resources based on the company’s cash and investment balance, periodic changes in cash and investments, and net loss, all of which are reported on the company’s consolidated balance sheets, statements of operations and/or statements of cash flows. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. All of the Company’s long-lived assets are located in the United States.

In addition to the significant expense categories included within consolidated net loss presented on the Company’s Consolidated Statements of Operations, see below for disaggregated amounts that comprise research and development expenses:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Third-party research and development expenses(a)	$368,101	$262,605	$153,944
Salaries and other employee-related expenses	113,475	81,658	49,449
Stock-based compensation expense	50,973	34,126	18,113
Amortization of intangible assets	1,069	1,068	1,069
Other research and development costs	58,607	43,687	30,498
Total research and development expense	$592,225	$423,144	$253,073

(a) Third-party research and development expenses are comprised primarily of external costs incurred under agreements with third-party contract organizations, investigative clinical trial sites that conduct research and development activities on the Company’s behalf and consultants; costs related to the production of preclinical, clinical and pre-launch materials, including fees paid to contract manufacturers; and laboratory and vendor expenses related to the execution of discovery programs, preclinical and clinical trials.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB), under its ASC or other standard setting bodies, and adopted by the Company as of the specified effective date.

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years, beginning after December 15, 2024. Early application is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted the standard for the year ended December 31, 2024 with disclosures included in Note 2, Summary of significant accounting policies.

Recently announced accounting pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE). The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The guidance is effective for public business entities for fiscal years (clarified as annual reporting periods by ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures Subtopic 220-40 issued in January 2025) beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The guidance is to be applied prospectively, with the option for retrospective application. The Company is currently evaluating the impact of the standard on its consolidated financial statements.

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

Prior to the EQRx Acquisition, holders of rights to EQRx earn-out shares held in escrow were entitled to receive additional shares of EQRx common stock for no consideration upon the occurrence of certain stock price-based triggering events (the earn-out shares). The earn-out shares were converted in the same manner as all other shares of EQRx common stock under the Merger Agreement and holders of rights to earn-out shares were entitled to receive up to 5,560,000 shares of common stock of the Company, subject to the triggering events. No triggering events occurred and the rights to the earn-out shares expired on December 17, 2024.

4. Fair value measurements

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$409,233	$409,233	$—	$—
Commercial paper	245,658	—	245,658	—
Certificates of deposit	9,048	—	9,048	—
U.S. government and agency securities	1,051,754	—	1,051,754	—
Corporate bonds	571,654	—	571,654	—
Total	$2,287,347	$409,233	$1,878,114	$—
Liabilities:
Warrant liabilities	3,189	1,784	1,405	—
Total	$3,189	$1,784	$1,405	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$288,757	$288,757	$—	$—
Commercial paper	692,352	—	692,352	—
U.S. government and agency securities	786,406	—	786,406	—
Corporate bonds	85,218	—	85,218	—
Total	$1,852,733	$288,757	$1,563,976	$—
Liabilities:
Contingent earn-out liability	1,000	—	—	1,000
Warrant liabilities	6,512	3,643	2,869	—
Total	$7,512	$3,643	$2,869	$1,000

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

5. Available-for-sale securities

The following tables summarize the amortized cost and estimated fair value of the Company’s available-for-sale marketable securities and cash equivalents and the gross unrealized gains and losses:

	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized		Estimated
	cost	gain	loss		fair value
	(in thousands)
Marketable securities:
Commercial paper	$158,838	$72	$(17)		$158,893
Certificates of deposit	9,039	10	(1)		9,048
U.S. government and agency securities	1,011,019	1,123	(382)		1,011,760
Corporate bonds	566,008	657	(131)		566,534
Total marketable securities	1,744,904	1,862	(531)		1,746,235
Cash equivalents:
Money market funds	409,233	—	—		409,233
Commercial paper	86,778	—	(13)		86,765
U.S. government and agency securities	39,991	4	(1)		39,994
Corporate bonds	5,120	—	—		5,120
Total cash equivalents	541,122	4	(14)	—	541,112
Total available-for-sale securities	$2,286,026	$1,866	$(545)		$2,287,347

	December 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$460,979	$108	$(100)	$460,987
U.S. government and agency securities	610,188	769	(355)	610,602
Corporate bonds	85,030	189	(1)	85,218
Total marketable securities	1,156,197	1,066	(456)	1,156,807
Cash equivalents:
Money market funds	288,757	—	—	288,757
Commercial paper	231,380	33	(48)	231,365
U.S. government and agency securities	175,855	3	(54)	175,804
Total cash equivalents	695,992	36	(102)	695,926
Total available-for-sale securities	$1,852,189	$1,102	$(558)	$1,852,733

The amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are summarized below as of December 31, 2024:

	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Mature in one year or less	$1,908,612	$1,805	$(162)	$1,910,255
Mature after one year through two years	377,414	61	(383)	377,092
Total available-for-sale securities	$2,286,026	$1,866	$(545)	$2,287,347

6. Balance sheet components

Property and equipment, net

Property and equipment, net consists of the following:

	December 31,
	2024	2023
	(in thousands)
Laboratory equipment	$25,192	$21,505
Leasehold improvements	14,280	11,952
Computer equipment and software	5,046	5,806
Furniture and fixtures	1,200	783
Construction in progress	394	513
	46,112	40,559
Less: accumulated depreciation and amortization	(21,823)	(17,694)
Property and equipment, net	$24,289	$22,865

Depreciation expense for property and equipment amounted to $6.2 million, $5.0 million and $4.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2024	2023
	(in thousands)
Accrued compensation	$30,774	$23,613
Accrued research and development	63,635	45,003
Accrued professional services	1,623	2,182
Other	583	3,896
Total accrued expenses and other current liabilities	$96,615	$74,694

7. Intangible assets and goodwill

Intangible assets, net

Intangible assets, net consist of the following as of December 31, 2024:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(6,610)	870	0.9
Total	$63,280	$(6,610)	$56,670

Amortization expense was $1.1 million for each of the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, future amortization expense is as follows:

Amount
(in thousands)
2025	$870
Total	$870

Intangible assets, net consist of the following as of December 31, 2023:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(5,541)	1,939	1.9
Total	$63,280	$(5,541)	$57,739

Goodwill

The following summarizes the change in the carrying value of goodwill for the year ended December 31, 2024:

Amount
(in thousands)
Balance at December 31, 2023	$14,608
Adjustment	—
Balance at December 31, 2024	$14,608

No impairment has been recognized as of December 31, 2024. Goodwill recorded is not deductible for income tax purposes.

8. Commitments and contingencies

Leases

In January 2015, as amended in September 2016, the Company entered into an operating lease for approximately 42,000 square feet of office and laboratory space located at 700 Saginaw Drive, Redwood City, California (the 700 Building), with a term through April 2023. In April 2020, the Company amended the lease to lease an additional 19,000 square feet of office, laboratory and research and development space located at 300 Saginaw Drive, Redwood City, California (the 300 Building), and to extend the lease term through December 2030. In November 2021, the Company amended the lease to lease an additional 41,000 square feet of office, laboratory and research and development space located at 800 Saginaw Drive, Redwood City, California (the 800 Building), and to extend the lease term through November 2033. In March 2023, the Company amended the lease to lease an additional approximately 40,000 square feet of office, laboratory and research and development space located at 900 Saginaw Drive, Redwood City, California (the 900 Building), and to extend the lease term through December 31, 2035. The Company has the option to extend the lease for an additional ten years after December 31, 2035. The Company obtained possession of the 900 Building in October 2023. In July 2024, the Company amended its Redwood City lease to lease an additional approximately 43,000 square feet of office, laboratory and research and development space located at 500 Saginaw Drive, Redwood City, California (the 500 Building). The Company has the option to extend the lease for an additional ten years after the first anniversary of the lease commencement date of the 500 Building. In November 2024, the Company amended its Redwood City lease to lease an additional approximately 46,961 square feet of office, laboratory and research and development space located at 600 Saginaw Drive, Redwood City, California (the 600 Building). The Company has the option to extend the lease for an additional ten years after the first anniversary of the lease commencement date of the 600 Building. Additionally, in November 2024, the Company also entered into a sublease agreement pursuant to which approximately 23,481 square feet of office space located on the first floor of the 600 Building was subleased. The term of the sublease is through October 2027, with no options to extend. The sublease is accounted for as an operating lease.

The Company maintains letters of credit for the benefit of the landlord which are classified as restricted cash in the consolidated balance sheets. Restricted cash related to letters of credit due to the landlord was $3.7 million and $2.4 million as of December 31, 2024 and December 31, 2023, respectively.

Through December 31, 2024, the landlord had provided the Company with $16.3 million in tenant improvement allowances, which were recognized as lease incentives. The lease incentives are being amortized as an offset to rent expense over the lease term in the consolidated statements of operations and comprehensive loss.

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

Upon the execution of the lease in July 2024, the Company determined that the contract is related to a new right-of-use asset for the 500 Building, which is being accounted for as an operating lease under ASC 842. Upon obtaining possession of the building in October 2024, the Company recorded a right-of-use asset of $18.2 million, a lease liability of $21.8 million and a lease receivable of $3.6 million for the 500 Building. The Company is recognizing rent expense for the buildings on a straight-line basis through the term of the lease.

Upon the execution of the lease in November 2024, the Company determined that the contract is related to a new right-of-use asset for the 600 Building, which is being accounted for as an operating lease under ASC 842. The Company recorded a right-of-use asset and a lease liability of $26.3 million for the 600 Building. The Company is recognizing rent expense for the buildings on a straight-line basis through the remaining extended term of the lease.

The balance sheet classification of the Company’s operating lease liabilities was as follows:

December 31,
2024
(in thousands)
Operating lease liabilities:
Operating lease liability – current	$12,872
Operating lease liability – noncurrent	122,971
Total operating lease liabilities	$135,843

The components of lease costs for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	December 31,
	2024	2023	2022
Operating lease cost	$12,166	$8,485	$8,854
Less: Sublease income	(561)	(302)	(2,476)
Total operating lease cost, net(1)	$11,605	$8,183	$6,378

(1) Net lease cost does not include short-term lease and variable lease costs, which were immaterial.

As of December 31, 2024, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2025	$18,073
2026	17,048
2027	17,554
2028	17,695
2029	21,703
Thereafter	124,161
Total undiscounted lease payments	$216,234
Less: Imputed interest	(73,731)
Less: Lease receivable	(6,660)
Total operating lease liabilities	$135,843

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted-average discount rate used to determine the operating lease liability was 7.66%. As of December 31, 2024 and 2023, the weighted-average remaining lease term is 11.0 years and 12.0 years, respectively.

Legal matters

From time to time, the Company may become involved in litigation or other legal proceedings arising from the ordinary course of its business activities. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

On December 9, 2024, Nemeth v. Casdin, et al., Case No. 2024-1268-KSJM (Del. Ch.), was filed in the Court of Chancery of the State of Delaware (the Complaint) arising from CM Life Sciences III., Inc.’s (CMLS III) December 17, 2021 merger with EQRx., Inc. (Legacy EQRx) (the Merger). The Complaint was filed by former stockholders of CMLS III and brings claims for breach of fiduciary duty and unjust enrichment against members of CMLS III’s board of directors, CMLS III’s officers, and CMLS III’s sponsor in connection with the Merger. The Complaint also brings claims for aiding and abetting breaches of fiduciary duties against certain investment firms involved with the merger process, the Company, solely as successor-in-interest to EQRx, and Legacy EQRx’s former Executive Chairman and CEO, Alexis Borisy, who is also on the Company’s board of directors. Defendants’ response to the Complaint is due on February 28, 2025.

At this juncture, the Company does not believe this action will have a material adverse impact on its operations or financial position. The Company is currently unable to predict the outcome of these lawsuits and therefore cannot determine the likelihood of loss, if any, nor estimate a range of possible loss.

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

During the years ended December 31, 2024, 2023 and 2022, the Company recognized zero, $11.6 million and $35.4 million of collaboration revenue associated with this agreement, respectively.

10. Common stock

As of December 31, 2024 and 2023, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. As of December 31, 2024, no dividends have been declared to date.

The Company evaluated the pre-funded warrants issued in conjunction with the December 2024 underwritten public offering and concluded that they met the criteria to be classified as equity within additional paid-in-capital. The pre-funded warrants have been classified as equity because they (1) are freestanding financial instruments that are legally detachable and separately exercisable from the common stock, (2) are immediately exercisable, (3) do not embody an obligation for the Company to repurchase its shares, (4) permit the holder to receive a fixed number of shares of common stock upon exercise, (5) are indexed to the Company’s common stock and (6) meet the equity classification criteria. All of the shares underlying the pre-funded warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share attributable to common stockholders because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date of the pre-funded warrants.

The Company has reserved shares of common stock for future issuance as follows:

	December 31,	December 31,
	2024	2023
Outstanding options to purchase common stock	13,985,538	11,083,349
Unvested restricted stock units of common stock	2,850,112	2,161,267
Available for future issuance under the 2020 Incentive Award Plan	8,945,644	6,241,188
Available for issuance under the 2020 Employee Stock Purchase Plan	3,775,682	2,394,407
Pre-funded warrants issued and outstanding	2,173,917	—
Total common stock reserved for future issuance	31,730,893	21,880,211

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

As of December 31, 2024, there have been 265,470 shares of common stock purchased under the ESPP. As of December 31, 2024, a total of 3,775,682 shares of common stock were available for future issuance under the ESPP. As of December 31, 2024, there was $4.9 million of unrecognized compensation cost related to the ESPP.

Stock options

The following summarizes option activity under both the 2020 Plan and the 2014 Plan:

	Number of Shares underlying options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2023	11,083,349	$19.64	7.50	$115,009
Options granted	4,170,607	34.23
Options exercised	(927,275)	13.30
Options cancelled and forfeited	(341,143)	26.46
Balance, December 31, 2024	13,985,538	$24.25	7.36	$276,335
Options vested and exercisable as of December 31, 2024	7,629,736	$19.04	6.22	$188,535

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock by the Board of Directors. The intrinsic value of the options exercised for the years December 31, 2024, 2023 and 2022 was $29.4 million, $10.7 million and $3.8 million, respectively.

During the years ended December 31, 2024, 2023 and 2022, the weighted-average grant-date fair value of options granted was $22.07, $17.82 and $12.33 per share, respectively. As of December 31, 2024, there was $118.8 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.65 years.

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2024	2023	2022
Expected term (years)	6	6	6
Expected volatility	67%-68%	73-75%	70-73%
Risk-free interest rate	3.6%-4.6%	3.5%-4.7%	1.5%-4.2%
Dividend yield	0%	0%	0%

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

Activity under the 2020 Plan with respect to the Company’s RSUs during the year ended December 31, 2024 was as follows:

	Number of Shares	Weighted- average grant date fair value per share	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2023	2,161,267	$25.10	1.56	$61,985
RSUs granted	1,873,085	34.77
RSUs vested	(1,011,255)	26.48
RSUs forfeited	(172,985)	26.81
Balance, December 31, 2024	2,850,112	$30.87	1.49	$124,664
Expected to vest as of December 31, 2024	2,850,112	$30.87	1.49	$124,664

The number of RSUs vested includes shares of common stock that the Company withheld to satisfy the minimum statutory tax withholding requirements. As of December 31, 2024, there was $82.9 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 2.79 years.

The total grant date fair value of RSUs vested for the years ended December 31, 2024, 2023 and 2022 was $26.8 million, $14.3 million and $7.9 million, respectively.

Stock-based compensation expense

Total stock-based compensation expense related to stock options, RSUs and the ESPP by function was as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Research and development	$50,973	$34,126	$18,113
General and administrative	28,224	27,646	13,083
Total	$79,197	$61,772	$31,196

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

12. Income taxes

The Company’s income (loss) before provision for income taxes for the years ended December 31, 2024, 2023 and 2022 consist of the following:

	December 31,
	2024	2023	2022
	(in thousands)
Domestic	$(600,849)	$(440,683)	$(249,125)
International	(50)	792	—
Income (loss) before provision for income taxes	$(600,899)	$(439,891)	$(249,125)

The components of the provision for income taxes for the years ended December 31, 2024, 2023 and 2022 consist of the following:

	December 31,
	2024	2023	2022
	(in thousands)
Current:
Federal	$—	$—	$—
State	27	112	—
Foreign	(42)	212	—
Total current	(15)	324	—
Deferred:
Federal	—	—	—
State	(721)	(3,865)	(420)
Foreign	(17)	17	—
Total deferred	(738)	(3,848)	(420)
Benefit for income taxes	$(753)	$(3,524)	$(420)

The Company recorded an income tax benefit of $0.8 million, $3.5 million and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, which reflects a blended state tax rate applied to the indefinite lived intangibles recorded as part of the Company’s acquisition of Warp Drive Bio in 2018. The Company has incurred net pre-tax losses in the United States for all periods presented. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

The benefit from income taxes differs from the amount expected by applying the federal statutory rate to the loss before taxes as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income tax rate, net of federal benefit	5.2%	-2.3%	9.4%
Foreign rate differential	0.0%	0.0%	0.0%
Research tax credits	4.7%	2.7%	3.2%
Change in valuation allowance	-31.1%	-19.8%	-32.4%
Permanent tax differences	0.1%	0.1%	-0.1%
Stock based compensation	-0.2%	-0.8%	-0.9%
Other	0.4%	-0.1%	0.0%
Benefit from income taxes	0.1%	0.8%	0.2%

Deferred income tax reflects the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The categories that give rise to significant components of the deferred tax assets are as follows (in thousands):

	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$226,501	$147,576
Accruals and reserves	9,951	5,747
Research and development credits	66,001	34,755
Lease liability	37,477	19,628
Stock-based compensation	20,215	9,872
Capitalized research expenses	247,725	185,909
Other	1,140	161
Gross deferred tax assets	609,010	403,648
Less: valuation allowance	(563,912)	(376,762)
Total deferred tax assets	45,098	26,886
Deferred tax liabilities:
Fixed assets and finite-lived intangible assets	(12,671)	(9,683)
Indefinite-lived intangible assets	(2,354)	(3,099)
Right-of-use asset	(32,426)	(17,219)
Gross deferred tax liabilities	(47,451)	(30,001)
Net deferred tax liability	$(2,353)	$(3,115)

The realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Due to the lack of earnings history, the net deferred tax assets have been offset by a valuation allowance excluding certain indefinite lived intangibles. The valuation allowance increased by $187.2 million, $152.6 million and $80.7 million during the years ended December 31, 2024, 2023 and 2022, respectively. The Company had federal and state net operating loss carryforwards of $151.8 million and $74.7 million, respectively, as presented in the table above, as of December 31, 2024. The federal net operating loss carryforwards, if not utilized, will expire beginning in 2035, with the exception of $132.2 million in federal net operating loss carryforwards, which can be carried forward indefinitely. State net operating loss carryforwards, if not utilized, will expire beginning in 2035. Under the Tax Cuts and Jobs Act (TCJA), federal net operating losses arising after December 31, 2017 do not expire and cannot be carried back. However, the TCJA limits the amount of federal net operating losses that can be used annually to 80% of taxable income for periods beginning after December 31, 2017. Existing federal net operating losses arising in years ending on or before December 31, 2017 are not affected by these provisions.

The Company also had federal and state research and development credit carryforwards of $48.2 million and $17.8 million, respectively, as of December 31, 2024. The federal research credits will expire beginning in 2034 if not utilized and the state research credits will expire beginning in 2031, with the exception of $16.8 million in California research credits, which can be carried forward indefinitely. Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company, as defined by Internal Revenue Code Section 382 (Section 382). The Company performed a study in which it determined that it had experienced changes in ownership in 2014, 2020 and 2023 as defined by Section 382. The Company's deferred tax assets have been reduced by the amount of net operating loss carryforwards expected to expire due to the limitation. In addition, in the future the Company may experience ownership changes, which may limit the utilization of net operating loss carryforwards or other tax attributes.

The TCJA amended Internal Revenue Code Section 174 requiring capitalization of specified research and experimental expenditures paid or incurred in tax years beginning after December 31, 2021 and amortizing over a period of 5 or 15 years. This resulted in a deferred tax asset for capitalized research expenses in 2024, 2023 and 2022.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	December 31,
	2024	2023	2022
	(in thousands)
Beginning balance	$191,407	$7,602	$5,143
Changes related to tax positions taken in the prior year	3,226	155,178	(7)
Changes related to tax positions taken in the current year	11,567	28,627	2,466
Ending balance	$206,200	$191,407	$7,602

The Company has unrecognized tax benefits of $198.1 million, $184.2 million and $7.1 million as of December 31, 2024, 2023 and 2022 which would affect the effective tax rate if recognized; however, recognition would be in the form of a deferred tax attribute which would likely be offset by a valuation allowance. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. The Company has recognized no interest or penalties related to uncertain tax positions for the periods presented.

Income tax returns are filed in the United States. The years 2010 through 2024 remain open to examination by the domestic taxing jurisdictions to which the Company is subject. Net operating losses generated on a tax return basis by the Company for 2010 through 2024 remain open to examination by the domestic taxing jurisdictions.

13. Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Years Ended December 31,
	2024	2023	2022
	(in thousands, except share and per share data)
Numerator:
Net loss	$(600,093)	$(436,367)	$(248,705)
Redeemable convertible preferred stock dividends-undeclared and cumulative	—	—	—
Net loss attributable to common stockholders	$(600,093)	$(436,367)	$(248,705)
Denominator:
Weighted-average shares outstanding	167,737,672	113,149,869	80,636,570
Less: Weighted-average unvested restricted shares and shares subject to repurchase	—	—	(10,045)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	167,737,672	113,149,869	80,626,525
Net loss per share attributable to common stockholders, basic and diluted	$(3.58)	$(3.86)	$(3.08)

The shares underlying the pre-funded warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the years ended December 31, 2024 and 2023.

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of December 31,
	2024	2023	2022
Options to purchase common stock	13,985,538	11,083,349	8,164,375
Options early exercised subject to future vesting	—	—	6,918
Unvested restricted stock units of common stock	2,850,112	2,161,267	1,175,032
Expected shares to be purchased under ESPP	400,353	230,651	378,429
Warrants outstanding	2,194,342	2,194,342	—
Earn-out shares	—	973,976	—
Total	19,430,345	16,643,585	9,724,754

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2024. Based on the evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Rule 10b5-1 Plans

During the three months ended December 31, 2024, the following directors and officers of the Company adopted Rule 10b5-1 trading arrangements intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act. The details of these arrangements are as follows:

On December 16, 2024, Jack Anders, our Chief Financial Officer, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act, which provides for the potential exercise and sale of up to 35,418 shares of our common stock subject to a stock option held by Mr. Anders. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan and March 13, 2026.

On December 19, 2024, Mark A. Goldsmith, M.D., Ph.D., our President and Chief Executive Officer and Chair of the Board of Directors, adopted a Rule 10b5-1 trading plan. Dr. Goldsmith’s Rule 10b5-1 trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act, and provides for (i) the potential exercise and sale of up to 150,000 shares of our common stock subject to a stock option held by Dr. Goldsmith, (ii) the potential sale of up to 3,000 shares of our common stock by a trust for which Dr. Goldsmith is a trustee and (iii) the potential sale of up to 3,000 shares of our common stock by a trust for which Dr. Goldsmith is a trustee. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan and March 31, 2026.

On December 23, 2024, Wei Lin, M.D., our Chief Medical Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act. Dr. Lin’s trading arrangement covers the sale of the number of shares of our common stock required to be sold to cover tax withholding obligations for restricted stock unit awards that vest after March 15, 2025. The aggregate number of shares to be sold pursuant to this trading arrangement is dependent on the number of restricted stock units awards that may be granted to Dr. Lin from time to time and the taxes on these restricted stock unit awards, and, therefore, is indeterminable at this time.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2024, and is incorporated herein by reference.

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

Insider Trading Compliance Policy and Guidelines

We have adopted an insider trading compliance policy and procedures governing the purchase, sale and other dispositions of our securities by our directors, officers, employees and certain contractors and consultants that are designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Item 11. Executive Compensation.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A to be filed within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A to be filed within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A to be filed within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A to be filed within 120 days after December 31, 2024, and is incorporated herein by reference.

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

(b)
Exhibits

The exhibits listed in the following “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report.

Exhibit Index

		Incorporated by reference			Filed herewith
Exhibit number	Exhibit description	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation.	8-K	2/18/2020	3.1

3.2	Amended and Restated Bylaws.	8-K	3/8/2021	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	1/17/2020	4.2

4.3	Description of Securities.				X

4.4(a)	Warrant Agreement, dated April 6, 2021, by and between Continental Stock Transfer & Trust Company and EQRx, Inc.	10-K	2/26/2024	4.4(a)

4.4(b)

Appointment, Assignment and Assumption Agreement, dated November 9, 2023, by and among EQRx, Inc., Revolution Medicines, Inc., Continental Stock Transfer & Trust Company and Equiniti Trust Company, LLC.

		8-A	11/15/2023	4.2(b)

4.5	Form of Pre-Funded Warrant	8-K	12/5/2024	4.1

10.1A†	Collaborative Research, Development and Commercialization Agreement, dated as of June 8, 2018, by and between Revolution Medicines, Inc. and Aventis, Inc., as amended.	S-1	1/17/2020	10.1

10.1B†	Letter Agreement and Amendment, dated as of August 5, 2021 by and between Revolution Medicines, Inc. and Genzyme Corporation.	10-Q	8/11/2021	10.2

10.2A	Lease between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of January 15, 2015.	S-1	1/17/2020	10.3A

10.2B	First Amendment to Lease by and between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of September 16, 2016.	S-1	1/17/2020	10.3B

10.2C	Sublease between OncoMed Pharmaceuticals, Inc. and Revolution Medicines, Inc., dated as of January 16, 2019.	S-1	1/17/2020	10.3C

10.2D	Second Amendment to Lease by and between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of April 17, 2020.	10-Q	5/14/2020	10.4

10.2E	Third Amendment to Lease by and between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of November 1, 2021.	10-Q	11/10/2021	10.1

10.2F	Fourth Amendment to Lease and between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of March 24, 2023	10-Q	5/8/2023	10.2

10.2G	Fifth Amendment to Lease and between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of August 3, 2023	10-Q	11/6/2023	10.3

10.2H	Sixth Amendment, dated as of July 12, 2024, to Lease by and between HCP LS Redwood City, LLC and Revolution Medicines, Inc.	10-Q	11/6/2024	10.1

10.2I	Seventh Amendment, dated as of November 5, 2024, to Lease by and between HCP LS Redwood City, LLC and Revolution Medicines, Inc.				X

10.2J	Sublease between Editco Bio Inc. and Revolution Medicines, Inc., dated as of November 5, 2024				X

10.3(a)#	2014 Equity Incentive Plan, as amended.	S-1	1/17/2020	10.6(a)

10.3(b)#	Form of Amended and Restated Early Exercise Stock Option Grant Notice and Amended and Restated Stock Option Agreement under 2014 Equity Incentive Plan, as amended.	S-1	1/17/2020	10.6(b)

		Incorporated by reference			Filed herewith
Exhibit number	Exhibit description	Form	Date	Number

10.4(a)#	2020 Incentive Award Plan.	S-1/A	2/3/2020	10.7(a)

10.4(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1/A	2/3/2020	10.7(b)

10.4(c)#	Form of Restricted Stock Award Agreement under the 2020 Incentive Award Plan.	S-1/A	2/3/2020	10.7(c)

10.4(d)#	Form of Restricted Stock Unit Award Grant Notice under the 2020 Incentive Award Plan.	S-1/A	2/3/2020	10.7(d)

10.5#	2020 Employee Stock Purchase Plan.	S-1/A	2/3/2020	10.8

10.6A#	Employment Agreement by and between Revolution Medicines, Inc. and Mark A. Goldsmith, M.D., Ph.D.	S-1	1/17/2020	10.9

10.6B#	First Amendment to Employment Agreement dated June 10, 2022 by and between Revolution Medicines, Inc. and Mark Goldsmith, M.D., Ph.D.	8-K	06/10/2022	10.1

10.7#	Employment Agreement by and between Revolution Medicines, Inc. and Steve Kelsey, M.D., FRCP, FRCPath.	S-1	1/17/2020	10.10

10.8#	Employment Agreement by and between Revolution Medicines, Inc. and Margaret Horn, J.D.	S-1	1/17/2020	10.11

10.9#	Non-Employee Director Compensation Program.	10-Q	05/08/2024	10.1

10.10#	Form of Indemnification Agreement for directors and officers.	S-1/A	2/3/2020	10.13

10.11#	Employment Agreement, dated as of August 1, 2024 by and between Revolution Medicines, Inc. and Jack Anders.	10-Q	08/07/2024	10.2

10.12#	Employment Agreement dated as of August 1, 2024 by and between Revolution Medicines, Inc. and Xiaolin Wang, Sc.D.	10-Q	08/07/2024	10.3

19.1^	Insider Trading Compliance Policy and Procedures				X

21.1	Subsidiaries of Registrant.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Form 10-K).				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97	Policy for Recovery of Erroneously Awarded Compensation	10-K	02/26/2024	97

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.				X

		Incorporated by reference			Filed herewith
Exhibit number	Exhibit description	Form	Date	Number

104	The cover page from Revolution Medicines, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.				X

† Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) is the type of information that Revolution Medicines, Inc. treats as private or confidential.

^ Portions of this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. Revolution Medicines, Inc. undertakes to furnish a copy of all omitted schedules and exhibits to the Securities and Exchange Commission upon its request.

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

Revolution Medicines, Inc.

Date: February 26, 2025	By:	/s/ Mark A. Goldsmith
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

Name	Title	Date

/s/ Mark A. Goldsmith	President, Chief Executive Officer and Director	February 26, 2025
Mark A. Goldsmith, M.D., Ph.D.	(Principal Executive Officer)

/s/ Jack Anders	Chief Financial Officer	February 26, 2025
Jack Anders	(Principal Financial and Accounting Officer)

/s/ Elizabeth McKee Anderson	Director	February 26, 2025
Elizabeth McKee Anderson

/s/ Flavia Borellini	Director	February 26, 2025
Flavia Borellini, Ph.D.

/s/ Alexis Borisy	Director	February 26, 2025
Alexis Borisy

/s/ Frank Clyburn	Director	February 26, 2025
Frank Clyburn

/s/ Sandra Horning	Director	February 26, 2025
Sandra J. Horning, M.D.

/s/ Lorence Kim	Director	February 26, 2025
Lorence Kim, M.D.

/s/ Sushil Patel	Director	February 26, 2025
Sushil Patel, Ph.D.

/s/ Thilo Schroeder	Director	February 26, 2025
Thilo Schroeder, Ph.D.

/s/ Barbara Weber	Director	February 26, 2025
Barbara Weber, M.D.