Form 10-Q
period 2025-03-31
Revolution Medicines, Inc.
filed 2025-05-07
CIK 1628171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the registrant had 186,267,544 shares of common stock, $0.0001 par value per share, outstanding (excluding 2,173,917 shares underlying pre-funded warrants).

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$333,554	$543,064
Marketable securities	1,769,121	1,746,235
Prepaid expenses and other current assets	31,907	38,333
Total current assets	2,134,582	2,327,632
Property and equipment, net	27,153	24,289
Operating lease right-of-use asset	115,777	117,534
Intangible assets, net	56,403	56,670
Goodwill	14,608	14,608
Restricted cash	3,698	3,698
Other noncurrent assets	13,132	13,870
Total assets	$2,365,353	$2,558,301
Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable	$47,507	$54,427
Accrued expenses and other current liabilities	98,113	96,615
Operating lease liability, current	12,979	12,872
Total current liabilities	158,599	163,914
Deferred tax liability	2,353	2,353
Operating lease liability, noncurrent	121,363	122,971
Warrant liability	750	3,189
Other noncurrent liabilities	4,138	670
Total liabilities	287,203	293,097
Commitments and contingencies (Note 7)
Stockholdersʼ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively; none issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2025 and December 31, 2024, respectively; 186,258,206 and 185,896,625 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	18	18
Additional paid-in capital	4,027,642	4,001,666
Accumulated other comprehensive income	1,707	1,321
Accumulated deficit	(1,951,217)	(1,737,801)
Total stockholdersʼ equity	2,078,150	2,265,204
Total liabilities and stockholdersʼ equity	$2,365,353	$2,558,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$205,749	$118,021
General and administrative	35,011	22,838
Total operating expenses	240,760	140,859
Loss from operations	(240,760)	(140,859)
Other income, net:
Interest income	24,915	23,760
Other expense, net	(10)	(2,809)
Change in fair value of warrant liabilities and contingent earn-out shares	2,439	3,905
Total other income, net	27,344	24,856
Loss before income taxes	(213,416)	(116,003)
Net loss	$(213,416)	$(116,003)
Net loss per share attributable to common stockholders, basic and diluted	$(1.13)	$(0.70)
Weighted-average common shares used to compute net loss per share, basic and diluted	188,145,904	164,729,200

Comprehensive loss:
Net loss	$(213,416)	$(116,003)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments, net	386	(1,742)
Comprehensive loss	$(213,030)	$(117,745)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholdersʼ
	Shares	Amount	Capital	Income/ (Loss)	Deficit	Equity
Balance at December 31, 2024	185,896,625	$18	$4,001,666	$1,321	$(1,737,801)	$2,265,204
Issuance of common stock pursuant to stock option exercises	90,043	—	891	—	—	891
Issuance of common stock related to vesting of restricted stock units	271,536	—	—	—	—	—
Exercise of warrants	2	—	1	—	—	1
Stock-based compensation expense	—	—	25,084	—	—	25,084
Net unrealized gain on marketable securities	—	—	—	386	—	386
Net loss	—	—	—	—	(213,416)	(213,416)
Balance at March 31, 2025	186,258,206	$18	$4,027,642	$1,707	$(1,951,217)	$2,078,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholdersʼ
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	164,674,594	$16	$2,963,342	$544	$(1,137,708)	$1,826,194
Issuance of common stock pursuant to stock option exercises	73,342	—	810	—	—	810
Issuance of common stock related to vesting of restricted stock units	165,078	—	—	—	—	—
Stock-based compensation expense	—	—	16,208	—	—	16,208
Net unrealized gain on marketable securities	—	—	—	(1,742)	—	(1,742)
Net loss	—	—	—	—	(116,003)	(116,003)
Balance at March 31, 2024	164,913,014	$16	$2,980,360	$(1,198)	$(1,253,711)	$1,725,467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(213,416)	$(116,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	—	73
Amortization of intangible assets	267	267
Stock-based compensation expense	25,084	16,208
Depreciation and amortization	1,692	1,540
Change in fair value of warrant liabilities and contingent earn-out shares	(2,439)	(3,905)
Net amortization of premium or discount on marketable securities	(9,817)	(15,244)
Amortization of operating lease right-of-use asset	1,757	956
Impairment of assets	—	2,761
Changes in operating assets and liabilities:
Accounts receivable	—	1,254
Prepaid expenses and other current assets	6,426	(590)
Accounts payable	(8,270)	(28,960)
Accrued expenses and other current liabilities	1,549	(21,259)
Operating lease liability	(1,501)	85
Other noncurrent assets	765	125
Other noncurrent liabilities	3,468	2,132
Net cash used in operating activities	(194,435)	(160,560)
Cash flows from investing activities
Purchases of marketable securities	(510,036)	(701,681)
Maturities of marketable securities	497,353	456,882
Purchases of property and equipment	(3,266)	(3,167)
Net cash used in investing activities	(15,949)	(247,966)
Cash flows from financing activities
Proceeds from issuance of common stock under equity incentive plans	891	810
Exercise of warrants	1	—
Deferred offering costs	(18)	—
Net cash provided by financing activities	874	810
Net decrease in cash, cash equivalents and restricted cash	(209,510)	(407,716)
Cash, cash equivalents and restricted cash - beginning of period	546,762	699,179
Cash, cash equivalents and restricted cash - end of period	$337,252	$291,463
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	333,554	288,432
Restricted cash	3,698	3,031
Cash, cash equivalents and restricted cash - end of period	$337,252	$291,463
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$2,785	$1,889

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

Liquidity

The Company has incurred net operating losses in each year since inception. As of March 31, 2025, the Company had an accumulated deficit of $2.0 billion. Management believes that its existing cash, cash equivalents and marketable securities will enable the Company to fund its planned operations for at least 12 months following the issuance date of these unaudited condensed consolidated financial statements. The Company has been able to fund its operations through the issuance and sale of common stock and redeemable convertible preferred stock, the acquisition of EQRx, Inc. (EQRx), and upfront payments and research and development cost reimbursement received under the Company’s collaboration agreement with Genzyme Corporation, an affiliate of Sanofi. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its business objectives.

Public offerings

In December 2024, the Company issued and sold in an underwritten public offering (i) 16,576,088 shares of its common stock in an underwritten public offering (including the exercise in full by the underwriters of their option to purchase an additional 2,445,652 shares of the Company’s common stock) at a price to the public of $46.00 per share and (ii) pre-funded warrants to certain investors to purchase an aggregate of 2,173,917 shares of the Company’s common stock at a price of $45.9999 per pre-funded warrant. Each pre-funded warrant is exercisable from the date of issuance until fully exercised, subject to an ownership limitation. Total net proceeds were $823.0 million, after deducting underwriting discounts and commissions of $38.8 million and expenses of $0.6 million.

In November 2021, the Company entered into a sales agreement with Cowen and Company, LLC, an affiliate of TD Securities (USA) LLC (TD Cowen), as amended in March 2024, to sell shares of its common stock, from time to time, with aggregate gross proceeds of up to $250 million, through an at-the-market equity offering program (the 2021 ATM). During the year ended December 31, 2024, the Company sold an aggregate of 1,294,050 shares of common stock under the 2021 ATM, resulting in gross proceeds of $60.8 million, with net proceeds to the Company of $59.2 million after deducting commissions and expenses.

In August 2024, the Company entered into a new sales agreement with TD Cowen to sell shares of the Company’s common stock, from time to time, with aggregate gross proceeds of up to $500 million, through an at-the-market equity offering program (the 2024 ATM). The 2024 ATM replaced the 2021 ATM and any unused balance remaining under the 2021 ATM is no longer available. During the year ended December 31, 2024, the Company sold an aggregate of 1,147,893 shares of common stock under the 2024 ATM, resulting in gross proceeds of $60.4 million, with net proceeds to the Company of $59.5 million after deducting commissions and expenses. During the three months ended March 31, 2025, there were no shares sold under the 2024 ATM.

2.
Summary of significant accounting policies

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and applicable rules of the Securities and Exchange Commission (SEC) regarding interim financial reporting and, in the opinion of management, include all normal and recurring adjustments which are necessary to state fairly the Company’s financial position and results of operations for the reported periods. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 26, 2025 (the 2024 Form 10-K). Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The unaudited condensed consolidated financial statements for the periods ended March 31, 2025 and March 31, 2024 include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The functional and reporting currency of the Company and its subsidiaries is the U.S. dollar.

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

Warrants

Warrants assumed as part of the EQRx transaction, as described in “Note 3. Acquisition” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of the 2024 Form 10-K, contain provisions that require them to be classified as derivative liabilities in accordance with Accounting Standards Codification Topic 815, Derivatives and Hedging (ASC 815). Accordingly, at the end of each reporting period, changes in fair value during the period are recognized as a change in fair value of warrant liabilities within the consolidated statements of operations and comprehensive loss. The Company adjusts the warrant liabilities for changes in the fair value until the earlier of (a) the exercise or expiration of the warrants or (b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital.

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

In addition to the significant expense categories included within consolidated net loss presented on the Company’s condensed consolidated statements of operations, see below for disaggregated amounts that comprise research and development expenses:

	As of March 31,
	2025	2024
	(in thousands)
Third-party research and development expenses(a)	$132,743	$69,270
Salaries and other employee-related expenses	37,194	25,163
Stock-based compensation expense	16,380	10,244
Amortization of intangible assets	267	267
Other research and development costs	19,165	13,077
Total research and development expense	$205,749	$118,021

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB), under its ASC or other standard setting bodies, and adopted by the Company as of the specified effective date. No new pronouncements have been adopted by the Company for the three months ended March 31, 2025.

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

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	March 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$247,266	$247,266	$—	$—
Commercial paper	210,544	—	210,544	—
Certificates of deposit	3,836	—	3,836	—
U.S. government and agency securities	957,821	—	957,821	—
Corporate bonds	684,991	—	684,991	—
Total	$2,104,458	$247,266	$1,857,192	$—
Liabilities:
Warrant liabilities	750	420	330	—
Total	$750	$420	$330	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$409,233	$409,233	$—	$—
Commercial paper	245,658	—	245,658	—
Certificates of deposit	9,048	—	9,048	—
U.S. government and agency securities	1,051,754	—	1,051,754	—
Corporate bonds	571,654	—	571,654	—
Total	$2,287,347	$409,233	$1,878,114	$—
Liabilities:
Warrant liabilities	3,189	1,784	1,405	—
Total	$3,189	$1,784	$1,405	$—

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

4.
Available-for-sale securities

The following tables summarize the amortized cost and estimated fair value of the Company’s available-for-sale marketable securities and cash equivalents and the gross unrealized gains and losses:

	March 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$147,550	$27	$(37)	$147,540
Certificates of deposit	3,832	4	—	3,836
U.S. government and agency securities	933,128	1,032	(177)	933,983
Corporate bonds	682,893	907	(38)	683,762
Total marketable securities	1,767,403	1,970	(252)	1,769,121
Cash equivalents:
Money market funds	247,266	—	—	247,266
Commercial paper	63,015	—	(11)	63,004
U.S. government and agency securities	23,838	—	—	23,838
Corporate bonds	1,229	—	—	1,229
Total cash equivalents	335,348	—	(11)	335,337
Total available-for-sale securities	$2,102,751	$1,970	$(263)	$2,104,458

	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$158,838	$72	$(17)	$158,893
Certificates of deposit	9,039	10	(1)	9,048
U.S. government and agency securities	1,011,019	1,123	(382)	1,011,760
Corporate bonds	566,008	657	(131)	566,534
Total marketable securities	1,744,904	1,862	(531)	1,746,235
Cash equivalents:
Money market funds	409,233	—	—	409,233
Commercial paper	86,778	—	(13)	86,765
U.S. government and agency securities	39,991	4	(1)	39,994
Corporate bonds	5,120	—	—	5,120
Total cash equivalents	541,122	4	(14)	541,112
Total available-for-sale securities	$2,286,026	$1,866	$(545)	$2,287,347

The amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are summarized below as of March 31, 2025:

	March 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Mature in one year or less	$1,693,954	$1,116	$(247)	$1,694,823
Mature after one year through two years	408,797	854	(16)	409,635
Total available-for-sale securities	$2,102,751	$1,970	$(263)	$2,104,458

5.
Balance sheet components

Property and equipment, net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2025	2024
	(in thousands)
Laboratory equipment	$26,086	$25,192
Leasehold improvements	14,571	14,280
Computer equipment and software	5,393	5,046
Furniture and fixtures	1,313	1,200
Construction in progress	3,171	394
	50,534	46,112
Less: accumulated depreciation and amortization	(23,381)	(21,823)
Property and equipment, net	$27,153	$24,289

Depreciation expense for property and equipment amounted to $1.6 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2025	2024
	(in thousands)
Accrued compensation	$13,446	$30,774
Accrued research and development	81,589	63,635
Accrued professional services	2,427	1,623
Other	651	583
Total accrued expenses and other current liabilities	$98,113	$96,615

6.
Intangible assets and goodwill

Intangible assets, net

Intangible assets, net consisted of the following as of March 31, 2025:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(6,877)	603	0.6
Total	$63,280	$(6,877)	$56,403

Amortization expense for the three months ended March 31, 2025 and 2024 was $0.3 million.

As of March 31, 2025, future amortization expense was as follows:

Amount
(in thousands)
2025 (remaining seven months)	$603
Total	$603

Intangible assets, net consisted of the following as of December 31, 2024:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(6,610)	870	0.9
Total	$63,280	$(6,610)	$56,670

Goodwill

The following summarizes the change in the carrying value of goodwill for the three months ended March 31, 2025:

Amount
(in thousands)
Balance at December 31, 2024	$14,608
Adjustment	—
Balance at March 31, 2025	$14,608

No impairment had been recognized as of March 31, 2025. Goodwill recorded is not deductible for income tax purposes.

7.
Commitments and contingencies

Leases

In January 2015, as amended in September 2016, the Company entered into an operating lease for approximately 42,000 square feet of office, laboratory and research and development space located at 700 Saginaw Drive, Redwood City, California (the 700 Building). In April 2020, the Company amended the lease to lease an additional 19,000 square feet of office, laboratory and research and development space located at 300 Saginaw Drive, Redwood City, California (the 300 Building). In November 2021, the Company amended the lease to lease an additional 41,000 square feet of office, laboratory and research and development space located at 800 Saginaw Drive, Redwood City, California (the 800 Building). In March 2023, the Company amended the lease to lease an additional approximately 40,000 square feet of office, laboratory and research and development space located at 900 Saginaw Drive, Redwood City, California (the 900 Building), and to extend the lease term through December 31, 2035. The Company obtained possession of the 900 Building in October 2023. In July 2024, the Company amended the lease to lease an additional approximately 43,000 square feet of office, laboratory and research and development space located at 500 Saginaw Drive, Redwood City, California (the 500 Building). In November 2024, the Company amended the lease to lease an additional approximately 46,961 square feet of office, laboratory and research and development space located at 600 Saginaw Drive, Redwood City, California (the 600 Building). The Company has the option to extend the lease for the Buildings for an additional ten years after December 31, 2035. Additionally, in November 2024, the Company also entered into a sublease agreement pursuant to which approximately 23,481 square feet of office space located on the first floor of the 600 Building was subleased. The term of the sublease is through October 2027, with no options to extend. The sublease is accounted for as an operating lease.

The Company maintains letters of credit for the benefit of the landlord which are classified as restricted cash in the unaudited condensed consolidated balance sheets. Restricted cash related to letters of credit due to the landlord was $3.7 million as of March 31, 2025 and December 31, 2024.

Through March 31, 2025, the landlord had provided the Company with $16.3 million in tenant improvement allowances, which were recognized as lease incentives. The lease incentives are being amortized as an offset to rent expense over the lease term in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

The balance sheet classification of the Company’s operating lease liabilities was as follows:

	March 31,	December 31,
	2025	2024
	(in thousands)
Operating lease liabilities:
Operating lease liability – current	$12,979	$12,872
Operating lease liability – noncurrent	121,363	122,971
Total operating lease liabilities	$134,342	$135,843

The components of lease costs for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating lease cost	$4,823	$2,798
Less: Sublease income	(1,268)	—
Total operating lease cost, net(1)	$3,555	$2,798

(1) Net lease cost does not include short-term lease and variable lease costs, which were immaterial.

As of March 31, 2025, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2025 (remaining nine months)	$14,068
2026	17,048
2027	17,554
2028	17,695
2029	18,314
Thereafter	124,123
Total undiscounted lease payments	$208,802
Less: Imputed interest	(67,800)
Less: Lease receivable	(6,660)
Total operating lease liabilities	$134,342

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted-average discount rate used to determine the operating lease liability was 7.65%. As of March 31, 2025 and December 31, 2024, the weighted-average remaining lease term was 10.8 years and 11.0 years, respectively.

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

On December 9, 2024, Nemeth v. Casdin, et al., Case No. 2024-1268-KSJM (Del. Ch.), was filed in the Court of Chancery of the State of Delaware (the Complaint) arising from CM Life Sciences III., Inc.’s (CMLS III) December 17, 2021 merger with EQRx, Inc. (Legacy EQRx) (the Merger). The Complaint was filed by former stockholders of CMLS III and brings claims for breach of fiduciary duty and unjust enrichment against members of CMLS III’s board of directors, CMLS III’s officers, and CMLS III’s sponsor in connection with the Merger. The Complaint also brings claims for aiding and abetting breaches of fiduciary duties against certain investment firms involved with the merger process, the Company, solely as successor-in-interest to EQRx, and Legacy EQRx’s former Executive Chairman and CEO, Alexis Borisy, who is also on the Company’s board of directors. Defendants moved to dismiss the Complaint on February 28, 2025. On April 14, 2025, Plaintiffs filed their opposition to the Defendants’ motion to dismiss. Defendants’ reply briefs are due on May 22, 2025.

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

Other

The Company enters into agreements in the ordinary course of business with contract research organizations for clinical trials, contract manufacturing organizations to provide clinical trial materials and with vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable at any time by the Company upon 30 to 90 days’ prior written notice.

8.
Common stock

As of March 31, 2025 and December 31, 2024, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. As of March 31, 2025, no dividends had been declared to date.

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

The Company has reserved shares of common stock for future issuance as follows:

	March 31,	December 31,
	2025	2024
Outstanding options to purchase common stock	16,734,632	13,985,538
Unvested restricted stock units of common stock	3,842,457	2,850,112
Available for future issuance under the 2020 Incentive Award Plan	4,842,626	8,945,644
Available for issuance under the 2020 Employee Stock Purchase Plan	5,634,648	3,775,682
Pre-funded warrants issued and outstanding	2,173,917	2,173,917
Total	33,228,280	31,730,893

9.
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

For the three months ended March 31, 2025, there were zero shares of common stock purchased under the ESPP. As of March 31, 2025, a total of 5,634,648 shares of common stock were available for future issuance under the ESPP. As of March 31, 2025, there was $4.0 million of unrecognized compensation cost related to the ESPP.

Stock options

The following summarizes option activity under both the 2020 Plan and the 2014 Plan:

	Number of Shares underlying options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2024	13,985,538	$24.25	7.36	$276,335
Options granted	2,859,335	40.96
Options exercised	(90,043)	9.90
Options cancelled and forfeited	(20,198)	32.48
Balance, March 31, 2025	16,734,632	$27.17	7.59	$170,683
Options vested and exercisable as of March 31, 2025	8,185,474	$19.80	6.15	$133,644

As of March 31, 2025, there was $179.6 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.95 years.

Restricted stock units

Activity under the 2020 Plan with respect to the Company’s restricted stock units (RSUs) during the three months ended March 31, 2025 was as follows:

	Number of Shares	Weighted- average grant date fair value per share	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2024	2,850,112	$30.87	1.49	$124,664
RSUs granted	1,277,655	41.05
RSUs vested	(271,536)	27.22
RSUs forfeited	(13,774)	32.34
Balance, March 31, 2025	3,842,457	$34.50	1.61	135,869
Expected to vest as of March 31, 2025	3,842,457	$34.50	1.61	135,869

The number of RSUs vested includes shares of common stock that the Company withheld to satisfy the minimum statutory tax withholding requirements. As of March 31, 2025, there was $125.6 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 3.05 years.

Stock-based compensation expense

Total stock-based compensation expense related to stock options, RSUs and the ESPP by function was as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Research and development	$16,380	$10,244
General and administrative	8,704	5,964
Total	$25,084	$16,208

10.
Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(213,416)	$(116,003)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	188,145,904	164,729,200
Net loss per share attributable to common stockholders, basic and diluted	$(1.13)	$(0.70)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of March 31,
	2025	2024
Options to purchase common stock	16,734,632	13,760,470
Unvested restricted stock units of common stock	3,842,457	3,208,580
Expected shares to be purchased under ESPP	495,233	205,246
Warrants outstanding	2,194,340	2,194,342
Earn-out shares	—	973,976
Total	23,266,662	20,342,614

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

Our research and development pipeline comprises RAS(ON) inhibitors that bind directly to RAS variants, which we refer to as RAS(ON) Inhibitors, and RAS companion inhibitors that target key nodes in the RAS pathway or associated pathways. Our RAS(ON) Inhibitors are designed to be used as monotherapy, in combination with other RAS(ON) Inhibitors and/or RAS companion inhibitors or other therapeutic agents.

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

We are evaluating our RAS(ON) Inhibitors alone and in combination with other drugs and investigational drug candidates, particularly in pathway agents. We believe tailored RAS(ON) Inhibitors will be useful to serve the diverse landscape of RAS-addicted cancers optimally. We believe that in some cases, patients may experience maximal clinical benefit from the broad activity of our RAS(ON) multi-selective inhibitor, daraxonrasib (RMC-6236), if approved. In others, we believe treatment with a RAS(ON) mutant-selective inhibitor may be optimal. We further believe that in some cases, it could be beneficial to combine daraxonrasib with a RAS(ON) mutant-selective inhibitor, with daraxonrasib functioning as the backbone of these RAS(ON) Inhibitor doublets. In addition, we believe that in some cases, combination of our RAS(ON) Inhibitors with standard of care therapies, including immunotherapies, may be optimal.

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

We are activating sites for a global, randomized Phase 3 registrational trial comparing daraxonrasib versus docetaxel in patients with locally advanced or metastatic RAS-mutated non-small cell lung cancer (NSCLC) who have been treated with immunotherapy and platinum-containing chemotherapy, which we call the RASolve 301 study. In the RASolve 301 study, we are randomizing patients in a 1:1 ratio to receive either daraxonrasib or docetaxel.

We currently expect to initiate a global, randomized Phase 3 daraxonrasib monotherapy study in patients with first-line (1L) metastatic PDAC in the second half of 2025. We also currently expect to initiate a global, randomized Phase 3 monotherapy study of daraxonrasib as adjuvant treatment for patients with resectable PDAC in the second half of 2025.

On December 2, 2024, we reported updated clinical safety, tolerability, and activity data for daraxonrasib from our first-in-human monotherapy study of daraxonrasib, which we refer to as the RMC-6236-001 study, in patients with previously treated RAS-mutant PDAC as of a data cutoff date of July 23, 2024. We believe these data showed that daraxonrasib was generally well tolerated and demonstrated encouraging antitumor activity that supported our initiation of the RASolute 302 study.

Also on December 2, 2024, we reported clinical safety and tolerability data as of a data cutoff date of September 30, 2024 for daraxonrasib from the RMC-6236-001 study in patients with NSCLC with tumors harboring RAS mutations. We also reported clinical activity data as of a data cutoff date of September 30, 2024 for daraxonrasib from the RMC-6236-001 study in patients with NSCLC with tumors harboring RAS G12X mutations who had received one or two prior lines of therapy which must have included prior immunotherapy and platinum chemotherapy administered either concurrently or sequentially, but not docetaxel, a study population matching the planned RASolve 301 enrollees. We believe these data showed that daraxonrasib was generally well tolerated and demonstrated encouraging antitumor activity that supported our initiation of the RASolve 301 study.

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

On December 2, 2024, we disclosed initial clinical safety and tolerability data as of a data cutoff date of October 28, 2024 from our clinical study of the combination of daraxonrasib with pembrolizumab in patients with previously treated NSCLC, which we believe showed the combination was generally well tolerated with limited hepatotoxicity. On May 7, 2025, we disclosed clinical safety, tolerability and antitumor activity data as of a data cutoff date of February 10, 2025 from this study for patients with 1L NSCLC, which we believe showed that the combination of daraxonrasib with pembrolizumab, with or without chemotherapy, demonstrated acceptable tolerability and encouraging preliminary antitumor activity for this doublet in these patients.

On December 2, 2024, we disclosed initial clinical safety, tolerability and activity data as of a data cutoff date of October 28, 2024 from our clinical study of the combination of daraxonrasib with elironrasib, which we believe showed the combination was generally well tolerated and provided initial proof-of-mechanism for a RAS(ON) inhibitor doublet in patients with colorectal cancer (CRC) who were previously treated with KRAS(OFF) G12C inhibitors. On May 7, 2025, we disclosed clinical safety, tolerability and activity data as of a data cutoff date of February 10, 2025 from this study in patients with 2L or later NSCLC who were previously treated with KRAS(OFF) G12C inhibitors, which we believe showed acceptable tolerability and encouraging preliminary antitumor activity in these patients.

We believe these preliminary data observations collectively support continued development of RAS(ON) inhibitor doublets in a broad range of tumor types and earlier lines of therapy, including patients with 1L KRAS G12C NSCLC.

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

On May 7, 2025, we reported clinical safety, tolerability and antitumor activity data from our first-in-human monotherapy study of elironrasib in patients with solid tumors harboring RAS G12C mutations, which we refer to as the RMC-6291-001 study, as of a data cutoff date of April 7, 2025, for patients with previously treated NSCLC. We believe these data showed acceptable tolerability and encouraging preliminary antitumor activity in these patients.

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

On December 2, 2024 and May 7, 2025, we disclosed clinical safety, tolerability and activity data for the combination of daraxonrasib with elironrasib, as discussed in the “Daraxonrasib (RMC-6236)” section above.

On December 2, 2024, we disclosed clinical safety and tolerability data in patients with previously treated NSCLC as of a data cutoff date of October 28, 2024 for the combination of elironrasib with pembrolizumab, which we believe showed the combination was generally well tolerated with limited hepatotoxicity. On May 7, 2025, we disclosed clinical safety, tolerability and antitumor activity data as of a data cutoff date of February 10, 2025 from this study for patients with 1L NSCLC, which we believe showed that the combination demonstrated acceptable tolerability and encouraging preliminary antitumor activity in these patients.

Zoldonrasib (RMC-9805)

Zoldonrasib (RMC-9805) is designed as a RAS(ON) oral tri-complex G12D-selective inhibitor. It is designed to exhibit low nanomolar potency for suppressing RAS pathway signaling and growth of RAS G12D-bearing cancer cells and is engineered to covalently inactivate RAS G12D irreversibly.

On October 25, 2024, we reported preliminary clinical safety, tolerability and activity data as of a data cutoff date of September 2, 2024 from our first-in-human monotherapy study of zoldonrasib in patients with previously treated solid tumors harboring KRAS G12D mutations, which we refer to as the RMC-9805-001 study. We believe these data showed acceptable tolerability and encouraging initial antitumor activity in patients with 2L or later PDAC. On May 7, 2025, we reported updated clinical safety and tolerability data from the RMC-9805-001 study at the candidate recommended Phase 2 dose of 1200 mg once daily (QD) as of a data cutoff date of December 2, 2024, which we believe showed acceptable tolerability. Also on May 7, 2025, we reported antitumor activity from the RMC-9805-001 study for patients with previously treated NSCLC at the 1200 mg QD dose as of a data cutoff date of December 2, 2024, which we believe showed encouraging initial antitumor activity in these patients.

We believe that these data collectively support our ongoing development of zoldonrasib as a single agent and in combination with other therapies, including with daraxonrasib. An exploratory combination study of zoldonrasib with daraxonrasib is ongoing.

We currently expect to initiate one or more pivotal combination studies in 2026 that incorporate either zoldonrasib or elironrasib.

RMC-5127

RMC-5127 is designed as a RAS(ON) oral G12V-selective inhibitor. It is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of RAS G12V-bearing cancer cells and is engineered for selective inhibition of RAS G12V over other RAS isoforms via non-covalent binding interactions. In April 2025, RMC-5127 was highlighted in a New Drugs on the Horizon presentation at the American Association for Cancer Research (AACR) Annual Meeting. We currently expect to advance RMC-5127 to a clinic-ready stage in 2025 and to initiate a first-in-human dose escalation clinical trial of RMC-5127 in 2026.

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

Other Development Opportunities

We have developed RAS companion inhibitors that are designed to suppress cooperating targets and pathways that sustain RAS-addicted cancers. These compounds include RMC-4630, which is designed as a potent and selective inhibitor of SHP2; RMC-5552, which is designed as a selective inhibitor of mTORC1 signaling in tumors; and RMC-5845, which is designed to target SOS1, a protein that plays a key role in converting RAS(OFF) to RAS(ON) in cells. Additional clinical development of our RAS companion inhibitors is subject to our continuing assessment of our portfolio priorities.

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

Tango Collaboration

In November 2024, we entered into a clinical trial collaboration and supply agreement with Tango Therapeutics, Inc. (Tango) pursuant to which Tango plans to sponsor clinical trials investigating its compound TNG462, a PRMT5 inhibitor, with each of daraxonrasib and zoldonrasib (the Tango Collaboration Agreement). Under the Tango Collaboration Agreement, Tango is generally responsible for conducting the trials and all associated costs and expenses (other than the supply of our compounds), and we will supply our compounds. Each party will retain commercial rights to its respective compounds, and the agreement is mutually non-exclusive.

BreakThrough Cancer Collaboration

In November 2024, we entered into a collaboration with Break Through Cancer. The collaboration is designed to assess biopsy samples taken from patients receiving daraxonrasib in the investigational setting, with the goal of identifying biomarkers that could predict tumor response and how cancer cells adapt to the therapy. We believe this approach has the potential to provide important insights into the complex interplay of tumor biology and daraxonrasib response.

Financial Operations Overview

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

Results of operations

Comparison of the three months ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024	Increase/ (decrease)
	(in thousands)
Operating expenses:
Research and development	$205,749	$118,021	$87,728
General and administrative	35,011	22,838	12,173
Total operating expenses	240,760	140,859	99,901
Loss from operations	(240,760)	(140,859)	(99,901)
Other income, net:
Interest income	24,915	23,760	1,155
Other expense, net	(10)	(2,809)	2,799
Change in fair value of warrant liabilities and contingent earn-out shares	2,439	3,905	(1,466)
Total other income, net	27,344	24,856	2,488
Loss before income taxes	(213,416)	(116,003)	(97,413)
Net loss	$(213,416)	$(116,003)	$(97,413)

Research and development expenses

Our research and development efforts during the three months ended March 31, 2025 and 2024 were focused on our clinical development programs and our preclinical programs. The following table sets forth the components of our research and development expenses for the periods indicated:

	Three Months Ended March 31,
	2025	2024	Increase/ (decrease)
	(in thousands)
Third-party research and development expenses:
Clinical Development Programs:
Daraxonrasib (RMC-6236)	$67,475	$26,998	$40,477
Zoldonrasib (RMC-9805)	24,468	11,960	12,508
Elironrasib (RMC-6291)	19,016	9,930	9,086
RAS companion inhibitors	431	2,310	(1,879)
Preclinical programs	21,353	18,072	3,281
Total third-party research and development expenses	132,743	69,270	63,473
Salaries and other employee-related expenses	37,194	25,163	12,031
Stock-based compensation expense	16,380	10,244	6,136
Amortization of intangible assets	267	267	—
Other research and development costs	19,165	13,077	6,088
Total research and development expense	$205,749	$118,021	$87,728

Research and development expenses increased by $87.7 million, or 74%, during the three months ended March 31, 2025 compared to the same period in 2024. The increase in research and development expenses during the three months ended March 31, 2025 was primarily due to a $40.5 million increase in daraxonrasib expenses, primarily attributable to higher clinical trial expenses and manufacturing expenses for clinical and pre-commercial supply; a $12.5 million increase in zoldonrasib expenses, primarily attributable to higher clinical trial and clinical supply manufacturing expenses; a $12.0 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $9.1 million increase in elironrasib expenses, primarily attributable to higher clinical trial and clinical supply manufacturing expenses; a $6.1 million increase in stock-based compensation; a $6.1 million increase in other research and development costs as a result of higher rent, utilities and information technology expenses associated with increased headcount; and a $3.3 million increase in preclinical research portfolio expenses; partially offset by a $1.9 million decrease in RAS companion inhibitor program costs.

General and administrative expenses

General and administrative expenses increased by $12.2 million, or 53%, during the three months ended March 31, 2025 compared to the same period in 2024. The increase in general and administrative expenses during the three months ended March 31, 2025 was primarily due to a $3.7 million increase in salaries and other employee-related expenses due to increased headcount; a $3.6 million increase in pre-commercial development expenses; a $2.7 million increase in stock-based compensation expense; a $1.2 million increase in recruiting fees; and a $1.0 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount.

Interest income

Interest income increased by $1.2 million during the three months ended March 31, 2025 compared to the same period in 2024 due to a larger cash, cash equivalents and marketable securities balance.

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

In November 2023, we completed the acquisition (the EQRx Acquisition) of EQRx, Inc. (EQRx) and issued 54,786,528 shares of common stock in the transaction in which we received $1.1 billion in net cash, cash equivalents and marketable securities after deducting EQRx wind-down and transition costs.

In December 2024, we issued and sold in an underwritten public offering (i) 16,576,088 shares of our common stock at a price to the public of $46.00 per share and (ii) pre-funded warrants to certain investors to purchase an aggregate of 2,173,917 shares of our common stock at a price of $45.9999 per pre-funded warrant. Each pre-funded warrant is exercisable from the date of issuance until fully exercised, subject to an ownership limitation. Total net proceeds from the offering were $823.0 million, after deducting underwriting discounts and commissions of $38.8 million and expenses of $0.6 million.

Our operations have been financed primarily by our public offerings of common stock, the EQRx Acquisition and $188.7 million received under the Sanofi Agreement from June 2018 through June 2023 for upfront payments and for research and development cost reimbursement.

As of March 31, 2025, we had $2.1 billion in cash, cash equivalents and marketable securities.

As of March 31, 2025, we had an accumulated deficit of $2.0 billion. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our product candidates and our pre-clinical research portfolio, and to a lesser extent, general and administrative and pre-commercial expenditures. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue to advance our product candidates into later stages of development, which includes conducting larger clinical trials, and increase our efforts of preparing to become a commercial-stage company.

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

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(194,435)	$(160,560)
Investing activities	(15,949)	(247,966)
Financing activities	874	810
Net change in cash and cash equivalents	$(209,510)	$(407,716)

Cash used in operating activities

During the three months ended March 31, 2025, cash used in operating activities of $194.4 million was attributable to a net loss of $213.4 million and a net change of $2.4 million in our operating assets and liabilities and $16.5 million in non-cash charges. The change in operating assets and liabilities was primarily due to a $8.3 million decrease in accounts payable and a $1.5 million decrease in operating lease liability, offset by a $6.4 million decrease in prepaid expenses and other current assets, a $3.5 million increase in noncurrent liabilities and a $1.5 million increase in accrued expenses and other current liabilities. The non-cash charges primarily consisted of stock-based compensation expense of $25.1 million, depreciation and amortization of $2.0 million, amortization of operating lease right-of-use asset of $1.8 million offset by net amortization of premium on marketable securities of $9.8 million and a $2.4 million change in fair value of warrant liability.

During the three months ended March 31, 2024, cash used in operating activities of $160.6 million was attributable to a net loss of $116.0 million and a net change of $47.2 million in our operating assets and liabilities and $2.7 million in non-cash charges. The change in operating assets and liabilities was primarily due to a $29.0 million decrease in accounts payable; a $21.3 million decrease in accrued expenses and other current liabilities, a $0.6 million increase in prepaid expenses and other current assets; a $2.1 million increase in noncurrent liabilities; and a $1.3million decrease in accounts receivable. The non-cash charges primarily consisted of stock-based compensation expense of $16.2 million, a $2.8 million impairment of a long term asset acquired as part of the EQRx Acquisition, depreciation and amortization of $1.8 million, amortization of operating lease right-of-use asset of $1.0 million offset by net amortization of premium on marketable securities of $15.2 million and a $3.9 million change in fair value of warrant liabilities and contingent earn-out shares.

Cash used in investing activities

During the three months ended March 31, 2025, cash used in investing activities of $15.9 million was comprised of maturities of marketable securities of $497.4 million partially offset by purchases of marketable securities of $510.0 million and purchases of property and equipment of $3.3 million.

During the three months ended March 31, 2024, cash used in investing activities of $248.0 million was comprised of maturities of marketable securities of $456.9 million partially offset by purchases of marketable securities of $701.7 million and purchases of property and equipment of $3.2 million.

Cash provided by financing activities

During the three months ended March 31, 2025, cash provided by financing activities comprised primarily of $0.9 million in proceeds from the issuance of common stock upon the exercise of stock options.

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

For a discussion of our critical accounting estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2024 Form 10-K. There have been no material changes to these critical accounting estimates since the 2024 Form 10-K.

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

We held cash, cash equivalents and marketable securities of $2.1 billion and $2.3 billion as of March 31, 2025 and December 31, 2024, respectively, which consisted of bank deposits, money market funds, U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, an immediate one percent change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President, Chief Executive Officer and Director and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2025. Based on the evaluation, our President, Chief Executive Officer and Director and our Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were, in design and operation, effective to the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant net losses. Our net losses were $600.1 million, $436.4 million and $248.7 million, for the years ended December 31, 2024, 2023 and 2022, respectively. As of March 31, 2025, we had an accumulated deficit of $2.0 billion. We have funded our operations to date primarily with proceeds from the sale of common stock and preferred stock, the acquisition of EQRx, Inc. (EQRx), as well as upfront payments and research and development cost reimbursement received under our collaboration agreement with Genzyme Corporation, an affiliate of Sanofi (the Sanofi Agreement). The Sanofi Agreement was terminated in June 2023, and Sanofi has no further reimbursement obligations following this termination. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Preclinical studies, clinical trials and additional research and development activities will require substantial funds to complete. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $2.1 billion. Through March 31, 2025, we have raised $2.1 billion in underwritten public offerings, net of underwriting discounts and commissions and offering expenses and have completed sales generating $246.4 million in gross proceeds pursuant to at-the-market equity offering programs. The EQRx Acquisition added $1.1 billion to our working capital in 2023. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs and to prepare for their potential commercialization. If we are able to gain marketing approval for our product candidates, we will require significant additional amounts of cash in order to launch and commercialize our product candidates, if approved, to the extent that their launch and commercialization are not the responsibility of another collaborator that we may contract with in the future. In addition, other unanticipated costs may arise. Because the design and outcome of our current, planned and potential future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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
•
the cost of manufacturing, as well as building out our supply chain, which may vary depending on the quantity of productions, the terms of any agreements we enter into with third-party suppliers and tariffs that may apply;
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

In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for our product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted may affect our business in the future.

Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities. Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. More recently, there have been layoffs and resignations at the FDA and other federal agencies. If a prolonged government shutdown occurs or the FDA or other agencies experiences other delays due to funding shortages, staffing shortages or otherwise, it could significantly impact the ability of those agencies to timely review and process our regulatory submissions.

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

In order to conduct clinical trials of product candidates, we will need to have them manufactured in potentially large quantities. Our third-party manufacturers may be unable to successfully increase the manufacturing capacity for any of our clinical drug supplies (including key starting and intermediate materials) in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities and at any other time. For example, ongoing data on the stability of our product candidates may shorten the expiry of our product candidates and lead to clinical trial material supply shortages, and potentially clinical trial delays. Further, the current U.S. Presidential administration has announced significant tariffs on imports from other countries on a wide range of goods. Any such tariffs that apply to drug supplies that we or our third-party suppliers import would result in our clinical trials being more costly to run than anticipated, and could have a substantial impact on our financial projections as well as timelines and plans for our clinical trials and commercialization efforts. If these third-party manufacturers are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of that product candidate may be delayed or not obtained.

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

As of March 31, 2025, we had 616 full-time employees, including 483 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we operate as a public company, we expect to need additional managerial, research and development, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We currently have a limited commercial organization. In order to commercialize any product, if approved, in the United States and foreign jurisdictions, we must build our marketing, sales, distribution, market access, analytics, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In advance of any of our product candidates receiving regulatory approval, we expect to establish a sales organization with technical expertise as well as supporting distribution capabilities to commercialize each such product candidate, which will be expensive and time-consuming. Our Company has no prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates.

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

As of March 31, 2025, 33.2 million shares of common stock were subject to outstanding options, warrants or restricted stock units and were eligible, or expected to become eligible, for sale in the public market to the extent permitted by the provisions of various vesting schedules, lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

There is no guarantee that our public and private warrants will ever be in the money, and they may expire worthless.

We have public and private warrants that were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and EQRx (the Warrant Agreement). Following the EQRx Acquisition, these warrants became exercisable for shares of our common stock, and we appointed Equiniti Trust Company, LLC as the warrant agent. These warrants entitle registered holders to purchase 0.1112 shares of our common stock at an exercise price of $11.50 per such fractional share of common stock. There is no guarantee that these warrants will ever be in the money prior to their expiration, and as such, these warrants could expire worthless.

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

We have the ability to redeem our outstanding public warrants at any time prior to their expiration (A) at a price of $0.01 per public warrant; provided that the last reported sales price of our common stock equals or exceeds $161.87 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give notice of such redemption to the public warrant holders and provided certain other conditions are met, and (B) at a price of $0.10 per public warrant; provided that (i) holders will be able to exercise their public warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of the common stock, (ii) if the last reported sales price of Common Stock equals or exceeds $89.93 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a public warrant as described in the “Description of Securities” filed as Exhibit 4.3 to the 2024 Form 10-K under the heading “Public warrants — Anti-dilution Adjustments”) for any 20 trading days within the 30-trading day period ending three trading days before we send the notice of redemption to the public warrant holders, (iii) if the closing price of our common stock for any 20 trading days within a 30-trading day period ending three trading days before we send the notice of redemption to the public warrant holders is less than $161.87 per share (as adjusted), the private warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants and (iv) provided certain other conditions are met. A redemption in accordance with (B) above may result in public warrant holders having to exercise the public warrants at a time when they are out-of-the-money or receive nominal consideration from us for them.

The terms of the private warrants are substantially the same as the public warrants; provided, that, except as described above in the discussion of the redemption of public warrants when the price per share of our common stock equals or exceeds $89.93, the private warrants are exercisable on a cashless basis and are non-redeemable for cash so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants are redeemable by us and exercisable by such holders on the same basis as the public warrants. Please see Exhibit 4.3 “Description of Securities — Warrants — Public Warrants” filed with the 2024 Form 10-K for additional information.

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

Even if resolved in our favor, litigation or other legal proceedings, may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. There is considerable intellectual property litigation in the pharmaceutical industry. Additionally, securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements or as a result of stock price volatility. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could result in substantial costs and monetary damages and thus substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. As noted above, some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize our product candidates, if approved. See the description of certain current legal proceedings in “Legal Proceedings” contained in Item 3 of the 2024 Form 10-K.

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

We may be adversely affected by general conditions in the global economy and in the global financial markets, including the current inflationary environment and the imposition of tariffs and other trade protection measures. Increased inflation and costs of production may result in decreased demand for our products (if approved), increased operating costs (including our labor costs), reduced liquidity and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the U.S. Federal Reserve has raised, and may again in the future raise, interest rates in response to inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, could have the effect of further increasing economic uncertainty and heightening these risks.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarterly period ended March 31, 2025, the following directors and officers of the Company adopted Rule 10b5-1 trading arrangements that are each intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act. The details of these arrangements are as follows:

On February 28, 2025, Steve Kelsey, M.D., FRCP, FRCPath, President, Research and Development, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act, which provides for the potential exercise and sale of up to 150,000 shares of our common stock subject to a stock option held by Dr. Kelsey. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan and October 31, 2025.

On March 7, 2025, Margaret Horn, Chief Operating Officer, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act, which provides for the potential exercise and sale of up to 75,000 shares of our common stock subject to a stock option held by Ms. Horn. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan and June 6, 2026.

On March 13, 2025, Jeff Cislini, Senior Vice President, General Counsel and Secretary, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act, which provides for (i) the potential exercise and sale of up to 17,388 shares of our common stock subject to stock options held by Mr. Cislini and (ii) the potential sale of shares of our common stock issued upon the settlement of 12,295 restricted stock units, less the number of shares sold to cover tax withholding obligations in connection with the vesting and settlement of such restricted stock units. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan and June 15, 2026.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	2/18/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	3/8/2021	3.1
10.1#	Non-Employee Director Compensation Program.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 has been formatted in Inline XBRL.				X

*

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Revolution Medicines, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Revolution Medicines, Inc.

Date: May 7, 2025	By:	/s/ Mark A. Goldsmith
Mark A. Goldsmith, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Revolution Medicines, Inc.

Date: May 7, 2025	By:	/s/ Jack Anders
Jack Anders
Chief Financial Officer (Principal Financial and Accounting Officer)