Form 10-Q
period 2025-06-30
Revolution Medicines, Inc.
filed 2025-08-06
CIK 1628171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had 186,933,190 shares of common stock, $0.0001 par value per share, outstanding (excluding 2,173,917 shares underlying pre-funded warrants).

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$402,438	$543,064
Marketable securities	1,734,733	1,746,235
Prepaid expenses and other current assets	39,268	38,333
Total current assets	2,176,439	2,327,632
Property and equipment, net	33,049	24,289
Operating lease right-of-use asset	114,000	117,534
Intangible assets, net	56,136	56,670
Goodwill	14,608	14,608
Restricted cash	3,916	3,698
Other noncurrent assets	31,420	13,870
Total assets	$2,429,568	$2,558,301
Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable	$56,761	$54,427
Accrued expenses and other current liabilities	114,685	96,615
Operating lease liability, current	13,088	12,872
Total current liabilities	184,534	163,914
Deferred tax liability	2,353	2,353
Operating lease liability, noncurrent	119,699	122,971
Liability related to the sale of future royalties	245,081	—
Warrant liability	5,328	3,189
Other noncurrent liabilities	7,204	670
Total liabilities	564,199	293,097
Commitments and contingencies (Note 7)
Stockholdersʼ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; none issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively; 186,901,268 and 185,896,625 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	18	18
Additional paid-in capital	4,063,053	4,001,666
Accumulated other comprehensive income	1,302	1,321
Accumulated deficit	(2,199,004)	(1,737,801)
Total stockholdersʼ equity	1,865,369	2,265,204
Total liabilities and stockholdersʼ equity	$2,429,568	$2,558,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$224,134	$134,932	$429,883	$252,953
General and administrative	40,580	21,711	75,591	44,549
Total operating expenses	264,714	156,643	505,474	297,502
Loss from operations	(264,714)	(156,643)	(505,474)	(297,502)
Other income (expense), net:
Interest income	22,404	21,487	47,319	45,247
Interest and other income (expense), net	(899)	16	(909)	(2,793)
Change in fair value of warrant liabilities and contingent earn-out shares	(4,578)	1,907	(2,139)	5,812
Total other income, net	16,927	23,410	44,271	48,266
Loss before income taxes	(247,787)	(133,233)	(461,203)	(249,236)
Net loss	$(247,787)	$(133,233)	$(461,203)	$(249,236)
Net loss per share attributable to common stockholders, basic and diluted	$(1.31)	$(0.81)	$(2.45)	$(1.51)
Weighted-average common shares used to compute net loss per share, basic and diluted	188,583,288	165,141,936	188,365,805	164,935,542

Comprehensive loss:
Net loss	$(247,787)	$(133,233)	$(461,203)	$(249,236)
Other comprehensive loss:
Unrealized loss on investments, net	(405)	(665)	(19)	(2,407)
Comprehensive loss	$(248,192)	$(133,898)	$(461,222)	$(251,643)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholdersʼ
	Shares	Amount	Capital	Income/ (Loss)	Deficit	Equity
Balance at December 31, 2024	185,896,625	$18	$4,001,666	$1,321	$(1,737,801)	$2,265,204
Issuance of common stock pursuant to stock option exercises	90,043	—	891	—	—	891
Issuance of common stock related to vesting of restricted stock units	271,536	—	—	—	—	—
Exercise of warrants	2	—	1	—	—	1
Stock-based compensation expense	—	—	25,084	—	—	25,084
Net unrealized gain on marketable securities	—	—	—	386	—	386
Net loss	—	—	—	—	(213,416)	(213,416)
Balance at March 31, 2025	186,258,206	18	4,027,642	1,707	(1,951,217)	2,078,150
Issuance of common stock pursuant to stock option exercises	121,103	—	1,937	—	—	1,937
Issuance of common stock related to vesting of restricted stock units	361,975	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	159,984	—	4,644	—	—	4,644
Stock-based compensation expense	—	—	28,830	—	—	28,830
Net unrealized loss on marketable securities	—	—	—	(405)	—	(405)
Net loss	—	—	—	—	(247,787)	(247,787)
Balance at June 30, 2025	186,901,268	$18	$4,063,053	$1,302	$(2,199,004)	$1,865,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholdersʼ
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	164,674,594	$16	$2,963,342	$544	$(1,137,708)	$1,826,194
Issuance of common stock pursuant to stock option exercises	73,342	—	810	—	—	810
Issuance of common stock related to vesting of restricted stock units	165,078	—	—	—	—	—
Stock-based compensation expense	—	—	16,208	—	—	16,208
Net unrealized loss on marketable securities	—	—	—	(1,742)	—	(1,742)
Net loss	—	—	—	—	(116,003)	(116,003)
Balance at March 31, 2024	164,913,014	16	2,980,360	(1,198)	(1,253,711)	1,725,467
Issuance of common stock pursuant to stock option exercises	238,793	—	4,340	—	—	4,340
Issuance of common stock related to vesting of restricted stock units	303,953	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	190,748	—	3,164	—	—	3,164
Stock-based compensation expense	—	—	19,775	—	—	19,775
Net unrealized loss on marketable securities	—	—	—	(665)	—	(665)
Net loss	—	—	—	—	(133,233)	(133,233)
Balance at June 30, 2024	165,646,508	$16	$3,007,639	$(1,863)	$(1,386,944)	$1,618,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(461,203)	$(249,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	—	116
Amortization of intangible assets	534	534
Stock-based compensation expense	53,914	35,983
Depreciation and amortization	3,450	3,182
Change in fair value of warrant liabilities and contingent earn-out shares	2,139	(5,812)
Non-cash interest expense on liability related to sale of future royalties	866	—
Net amortization of premium or discount on marketable securities	(17,560)	(26,146)
Amortization of operating lease right-of-use asset	3,534	1,844
Impairment of assets	—	2,761
Changes in operating assets and liabilities:
Accounts receivable	—	1,254
Prepaid expenses and other current assets	(935)	(8,943)
Accounts payable	491	(33,040)
Accrued expenses and other current liabilities	12,369	(6,594)
Operating lease liability	(3,056)	(533)
Other noncurrent assets	(16,508)	(4,002)
Other noncurrent liabilities	5,773	(95)
Net cash used in operating activities	(416,192)	(288,727)
Cash flows from investing activities
Purchases of marketable securities	(1,039,327)	(1,076,536)
Maturities of marketable securities	1,061,986	942,080
Sales of marketable securities	6,384	—
Purchases of property and equipment	(10,716)	(5,566)
Net cash provided by (used in) investing activities	18,327	(140,022)
Cash flows from financing activities
Proceeds from issuance of common stock under equity incentive plans	2,828	5,150
Proceeds from issuance of common stock related to employee stock purchase plan	4,644	3,164
Proceeds from the sale of future royalties	250,000	—
Exercise of warrants	1	—
Deferred offering costs	(16)	—
Net cash provided by financing activities	257,457	8,314
Net decrease in cash, cash equivalents and restricted cash	(140,408)	(420,435)
Cash, cash equivalents and restricted cash - beginning of period	546,762	699,179
Cash, cash equivalents and restricted cash - end of period	$406,354	$278,744
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	402,438	275,713
Restricted cash	3,916	3,031
Cash, cash equivalents and restricted cash - end of period	$406,354	$278,744
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$2,907	$2,762
Unpaid issuance costs on the liability related to the sale of future royalties	5,785	—

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

Liquidity

The Company has incurred net operating losses in each year since inception. As of June 30, 2025, the Company had an accumulated deficit of $2.2 billion. Management believes that its existing cash, cash equivalents and marketable securities will enable the Company to fund its planned operations for at least 12 months following the issuance date of these unaudited condensed consolidated financial statements.

2.
Summary of significant accounting policies

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and applicable rules of the Securities and Exchange Commission (SEC) regarding interim financial reporting and, in the opinion of management, include all normal and recurring adjustments which are necessary to state fairly the Company’s financial position and results of operations for the reported periods. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 26, 2025 (the 2024 Form 10-K). Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The unaudited condensed consolidated financial statements for the periods ended June 30, 2025 and June 30, 2024 include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The functional and reporting currency of the Company and its subsidiaries is the U.S. dollar.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including the fair value of assets acquired and liabilities assumed and related purchase price allocation, revenue recognition, clinical accruals, valuation of in-process research and development and developed technologies, income taxes, useful lives of property and equipment and intangible assets, impairment of goodwill and intangibles, impairment of in-process research and development and developed technologies, the incremental borrowing rate for determining operating lease assets and liabilities, warrant liabilities, stock-based compensation, the liability related to the sale of future royalties including the estimation of future payments and the related non-cash interest expense. Estimates are based on historical experience, complex judgments, facts and circumstances available at the time and various other assumptions that are believed to be reasonable under the circumstances but are inherently uncertain and unpredictable. Actual results could materially differ from the Company’s estimates, and there may be changes to the estimates in future periods.

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

Liability related to the sale of future royalties

The Company accounts for the revenue participation right purchase and sale agreement with Royalty Pharma Investments 2019 ICAV (Royalty Pharma), pursuant to which Royalty Pharma purchased the right to receive tiered royalty payments with respect to worldwide net product sales of (i) the Company’s RAS(ON) multi-selective inhibitor, daraxonrasib (together with certain potential future products having the same mechanism of action as daraxonrasib, collectively, RMC-6236 Products) and (ii) the Company’s RAS(ON)

G12D-selective inhibitor, zoldonrasib (together with certain potential future products having the same mechanism of action as zoldonrasib, RMC-9805 Products), if an RMC-9805 Product is approved for the same indication or subset of the same indication for which an RMC-6236 Product is approved, as a debt financing under ASC Topic 470, Debt (“ASC 470”) to be amortized over the estimated life of the royalty term arrangement using the effective interest method. Non-cash interest expense is recognized in the consolidated statements of operations as a component of interest expense.

The liability related to the sale of future royalties and the related interest expense is based on the Company’s current estimates of future royalties. These estimates involve significant judgment and are based on a number of factors, including expected commercial launch timelines, regulatory approval probabilities, and projected net product sales over the term of the purchase and sale agreement. These assumptions are subject to change and are reassessed each reporting period. As none of our compounds have been commercialized, these estimates are highly subjective.

For additional information regarding the Royalty Purchase Agreement (including information regarding the trigger events related to particular tranches and the applicable tiered revenue payments), see “Note 8. Liability related to the sale of future royalties”.

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

In addition to the significant expense categories included within consolidated net loss presented on the Company’s condensed consolidated statements of operations, see below for disaggregated amounts that comprise research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Third-party research and development expenses(a)	$144,138	$81,657	$276,881	$150,926
Salaries and other employee-related expenses	41,170	26,328	78,364	51,490
Stock-based compensation expense	19,126	12,775	35,505	23,020
Amortization of intangible assets	267	267	534	534
Other research and development costs	19,433	13,905	38,599	26,983
Total research and development expense	$224,134	$134,932	$429,883	$252,953

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB), under its ASC or other standard setting bodies, and adopted by the Company as of the specified effective date. No new pronouncements have been adopted by the Company for the three and six months ended June 30, 2025.

Recently announced accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 relates to rate reconciliation and income taxes paid disclosures. The guidance is effective for public business entities for fiscal years beginning after December 15, 2024. Early application is permitted. The Company will be adopting the standard for the year ended December 31, 2025. The Company is currently evaluating the standard and does not expect it to have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE). The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The guidance is effective for public business entities for fiscal years (clarified as annual reporting periods by ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures Subtopic 220-40 issued in January 2025) beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The guidance is to be applied prospectively, with the option for retrospective application. The Company is currently evaluating the impact of the standard on the Company’s consolidated financial statements.

3.
Fair value measurements

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, marketable securities, accounts payable and accrued expenses and other current liabilities approximate fair value due to their relatively short maturities and market interest rates, if applicable. For more information, refer to “Note 4. Available-for-sale-securities” regarding the fair value of the Company’s available-for-sale securities.

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

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	June 30, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$350,642	$350,642	$—	$—
Commercial paper	159,293	—	159,293	—
Certificates of deposit	3,833	—	3,833	—
U.S. government and agency securities	867,787	—	867,787	—
Corporate bonds	754,880	—	754,880	—
Total	$2,136,435	$350,642	$1,785,793	$—
Liabilities:
Warrant liabilities	5,328	2,981	2,347	—
Total	$5,328	$2,981	$2,347	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$409,233	$409,233	$—	$—
Commercial paper	245,658	—	245,658	—
Certificates of deposit	9,048	—	9,048	—
U.S. government and agency securities	1,051,754	—	1,051,754	—
Corporate bonds	571,654	—	571,654	—
Total	$2,287,347	$409,233	$1,878,114	$—
Liabilities:
Warrant liabilities	3,189	1,784	1,405	—
Total	$3,189	$1,784	$1,405	$—

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

4.
Available-for-sale securities

The following tables summarize the amortized cost and estimated fair value of the Company’s available-for-sale marketable securities and cash equivalents and the gross unrealized gains and losses:

	June 30, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$122,245	$2	$(39)	$122,208
Certificates of deposit	3,832	1	—	3,833
U.S. government and agency securities	853,298	710	(196)	853,812
Corporate bonds	754,048	882	(50)	754,880
Total marketable securities	1,733,423	1,595	(285)	1,734,733
Cash equivalents:
Money market funds	350,642	—	—	350,642
Commercial paper	37,092	—	(7)	37,085
U.S. government and agency securities	13,976	(1)	—	13,975
Corporate bonds	—	—	—	—
Total cash equivalents	401,710	(1)	(7)	401,702
Total available-for-sale securities	$2,135,133	$1,594	$(292)	$2,136,435

	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$158,838	$72	$(17)	$158,893
Certificates of deposit	9,039	10	(1)	9,048
U.S. government and agency securities	1,011,019	1,123	(382)	1,011,760
Corporate bonds	566,008	657	(131)	566,534
Total marketable securities	1,744,904	1,862	(531)	1,746,235
Cash equivalents:
Money market funds	409,233	—	—	409,233
Commercial paper	86,778	—	(13)	86,765
U.S. government and agency securities	39,991	4	(1)	39,994
Corporate bonds	5,120	—	—	5,120
Total cash equivalents	541,122	4	(14)	541,112
Total available-for-sale securities	$2,286,026	$1,866	$(545)	$2,287,347

The amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are summarized below as of June 30, 2025:

	June 30, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Mature in one year or less	$1,694,180	$891	$(283)	$1,694,788
Mature after one year through two years	440,953	703	(9)	441,647
Total available-for-sale securities	$2,135,133	$1,594	$(292)	$2,136,435

5.
Balance sheet components

Property and equipment, net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2025	2024
	(in thousands)
Laboratory equipment	$28,045	$25,192
Leasehold improvements	21,341	14,280
Computer equipment and software	6,536	5,046
Furniture and fixtures	1,655	1,200
Construction in progress	500	394
	58,077	46,112
Less: accumulated depreciation and amortization	(25,028)	(21,823)
Property and equipment, net	$33,049	$24,289

Depreciation expense for property and equipment amounted to $1.7 million and $1.6 million for the three months ended June 30, 2025 and 2024, respectively, and $3.3 million and $3.2 million for the six months ended June 30, 2025 and 2024, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2025	2024
	(in thousands)
Accrued compensation	$21,726	$30,774
Accrued research and development	89,583	63,635
Accrued professional services	2,914	1,623
Other	462	583
Total accrued expenses and other current liabilities	$114,685	$96,615

6.
Intangible assets and goodwill

Intangible assets, net

Intangible assets, net consisted of the following as of June 30, 2025:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(7,144)	336	0.4
Total	$63,280	$(7,144)	$56,136

Amortization expense for the three months ended June 30, 2025 and 2024 was $0.3 million and for the six months ended June 30, 2025 and 2024 was $0.5 million.

As of June 30, 2025, future amortization expense was as follows:

Amount
(in thousands)
2025 (remaining four months)	$336
Total	$336

Intangible assets, net consisted of the following as of December 31, 2024:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(6,610)	870	0.9
Total	$63,280	$(6,610)	$56,670

Goodwill

The following summarizes the change in the carrying value of goodwill for the three and six months ended June 30, 2025:

Amount
(in thousands)
Balance at December 31, 2024	$14,608
Adjustment	—
Balance at June 30, 2025	$14,608

No impairment had been recognized as of June 30, 2025. Goodwill recorded is not deductible for income tax purposes.

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

The Company maintains letters of credit for the benefit of the landlord which are classified as restricted cash in the unaudited condensed consolidated balance sheets. Restricted cash related to letters of credit due to the landlord was $3.7 million as of June 30, 2025 and December 31, 2024.

Through June 30, 2025, the landlord had provided the Company with $16.3 million in tenant improvement allowances, which were recognized as lease incentives. The lease incentives are being amortized as an offset to rent expense over the lease term in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

The balance sheet classification of the Company’s operating lease liabilities was as follows:

	June 30,	December 31,
	2025	2024
	(in thousands)
Operating lease liabilities:
Operating lease liability – current	$13,088	$12,872
Operating lease liability – noncurrent	119,699	122,971
Total operating lease liabilities	$132,787	$135,843

The components of lease costs for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Operating lease cost	$4,262	$2,798	$9,085	$5,595
Less: Sublease income	(610)	—	(1,878)	—
Total operating lease cost, net(1)	$3,652	$2,798	$7,207	$5,595

(1) Net lease cost does not include short-term lease and variable lease costs, which were immaterial.

As of June 30, 2025, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2025 (remaining six months)	$10,028
2026	17,048
2027	17,554
2028	17,695
2029	18,314
Thereafter	124,123
Total undiscounted lease payments	$204,762
Less: Imputed interest	(65,315)
Less: Lease receivable	(6,660)
Total operating lease liabilities	$132,787

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted-average discount rate used to determine the operating lease liability was 7.64%. As of June 30, 2025 and December 31, 2024, the weighted-average remaining lease term was 10.5 years and 11.0 years, respectively.

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

On December 9, 2024, Nemeth v. Casdin, et al., Case No. 2024-1268-KSJM (Del. Ch.), was filed in the Court of Chancery of the State of Delaware (the Complaint) arising from CM Life Sciences III., Inc.’s (CMLS III) December 17, 2021 merger with EQRx, Inc. (Legacy EQRx) (the Merger). The Complaint was filed by former stockholders of CMLS III and brings claims for breach of fiduciary duty and unjust enrichment against members of CMLS III’s board of directors, CMLS III’s officers, and CMLS III’s sponsor in connection with the Merger. The Complaint also brings claims for aiding and abetting breaches of fiduciary duties against certain investment firms involved with the merger process, the Company, solely as successor-in-interest to EQRx, and Legacy EQRx’s former Executive Chairman and CEO, Alexis Borisy, who is also on the Company’s board of directors. Defendants moved to dismiss the Complaint in February 2025. This motion is now fully briefed, and a hearing on the motion is currently scheduled in the fourth quarter of 2025.

At this juncture, the Company does not believe this action will have a material adverse impact on its operations or financial position. The Company is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss, if any, nor estimate a range of possible loss.

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

8.
Liability related to the sale of future royalties

In June 2025, the Company entered into a revenue participation right purchase and sale agreement with Royalty Pharma Investments 2019 ICAV (the Royalty Purchase Agreement). Pursuant to the Royalty Purchase Agreement, Royalty Pharma purchased from the Company the right to receive tiered revenue payments with respect to worldwide net product sales of (i) RMC-6236 Products and (ii) RMC-9805 Products, if an RMC-9805 Product is approved for the same indication or subset of the same indication for which an RMC-6236 Product is approved (the Royalty Payments). In exchange for an upfront payment of $250.0 million, Royalty Pharma is entitled to receive Royalty Payments equal to 2.55% of annual worldwide net sales up to $2.0 billion, 1.50% of annual net sales between $2.0 billion and $4.0 billion, 0.60% of annual net sales between $4.0 billion and $8.0 billion, and no Royalty Payments on sales in excess of $8.0 billion.

The Royalty Purchase Agreement provides for up to an additional $1.0 billion of potential purchases of additional Royalty Payments if the following criteria are met: (i) an additional Royalty Payment from the Company in exchange for a payment from Royalty Pharma of $250.0 million, if, prior to January 1, 2028, there is a positive data readout from RASolute 302, the Company’s ongoing Phase 3 registrational trial in the second-line treatment of patients with metastatic pancreatic ductal adenocarcinoma (PDAC) showing that RMC-6236 meets an agreed-upon endpoint in a statistically significant manner and the earlier of (A) the Company’s determination to proceed with the preparation and submission of a New Drug Application to the U.S. Food and Drug Administration (FDA) on the basis of such readout or (B) the submission of a New Drug Application on the basis of such readout (Tranche 2) and (ii) in each case of the following, at the Company’s election, Royalty Pharma will purchase the rights to additional Royalty Payments in exchange for

(x) a payment of up to $250.0 million, if, prior to July 1, 2028, RMC-6236 receives FDA approval for the second-line treatment of patients with metastatic PDAC (Tranche 3), (y) a payment of up to $250.0 million, if the Company meets a specified net sales milestone prior to January 1, 2029 (Tranche 4), and (z) payments of (1) up to $100.0 million, if prior to January 1, 2030, there is a positive data readout from a potential Phase 3 clinical trial for the first-line treatment of metastatic PDAC involving either an RMC-6236 Product or an RMC-9805 Product, in each case, showing that the applicable Company compound meets an agreed-upon endpoint in a statistically significant manner and the FDA accepts a New Drug Application (or a supplemental application or an amendment to an existing application) on the basis of such readout, and (2) a payment of up to the difference of (I) $250.0 million and (II) the purchase price of any Royalty Payments purchased pursuant to clause (z)(1) above, if prior to January 1, 2030, there is a positive data readout from a potential Phase 3 clinical trial for the first-line treatment of metastatic PDAC involving either an RMC-6236 Product or an RMC-9805 Product, in each case, showing that the applicable Company compound meets an agreed-upon endpoint in a statistically significant manner and the earlier of (A) the Company’s determination to proceed with the preparation and submission of an application for marketing approval to the FDA, the European Medicines Agency (EMA) or the United Kingdom Medicines and Healthcare products Regulatory Agency (MHRA) on the basis of such readout or (B) the submission of an application for marketing approval to the FDA, EMA or MHRA on the basis of such readout (Tranche 5).

If Tranches 2 through 5 are all purchased in their entirety, Royalty Pharma would be entitled to receive total Royalty Payments equal to 7.80% of annual worldwide net sales up to $2.0 billion, 4.55% of annual net sales between $2.0 billion and $4.0 billion, 2.40% of annual net sales between $4.0 billion and $8.0 billion, and no Royalty Payments on sales in excess of $8.0 billion. If the Company elects not to draw the full amount of any of the optional tranches, the associated royalty rates would be lower for each of the net sales tiers.

Additionally, the Royalty Purchase Agreement provides for an upward adjustment to the Royalty Payment rates in the years from 2030 to 2041 in the event that annual net sales in the immediate prior year are below an agreed-upon threshold. The upward adjustment to the Royalty Payment rates applies only to the $0 to $2 billion annual net sales tier, and the adjusted total Royalty Payment rate for this tier remains in the single digits. Any upward adjustment will revert back to the original Royalty Payment rates in the event that Annual Net Sales are above a different agreed-upon threshold.

The Company’s obligations under the Royalty Purchase Agreement will terminate upon the fifteenth anniversary of the first commercial sale of an RMC-6236 Product in the United States (or in the European Union for ex-U.S. sales).

The Royalty Purchase Agreement contains customary representations, warranties and indemnities of the Company and Royalty Pharma, and customary covenants on the part of the Company.

The Company has accounted for the Royalty Purchase Agreement as a debt financing, primarily because it has significant continuing involvement in generating the future revenue on which the Royalty Payments are based. The financing liability associated with the Royalty Payments and the related interest expense are measured based on our current estimate of the timing and amount of expected future Royalty Payments expected to be paid over the estimated term of the Royalty Purchase Agreement. The liability is amortized using the effective interest rate method, resulting in recognition of interest expense over the estimated term of the Royalty Purchase Agreement.

The upfront $250.0 million received was recorded as a liability and measured at amortized cost. Debt issuance costs of $5.8 million were recorded as a direct deduction from the carrying amount of the liability and are amortized to interest expense using the effective interest method over the estimated term of the arrangement. The effective interest rate for the initial tranche was determined based on the Company’s projections of future Royalty Payments. The Company will evaluate the estimated timing and amount of future Royalty Payments for each reporting period and will revise the effective interest rate prospectively if those estimates change materially.

The carrying value of the liability related to the sale of future royalties approximates fair value as of June 30, 2025 and is classified as either current or noncurrent based on the estimated timing of future Royalty Payments. The Company’s projections of future Royalty Payments are subject to significant estimation uncertainty and are based on various assumptions, including expected commercial launch timelines, regulatory approval probabilities, and projected net product sales over the term of the agreement. These inputs are considered to be Level 3 inputs in the fair value hierarchy, as they involve significant unobservable inputs and judgment. Changes in these assumptions could have a material impact on the effective interest rate.

The following table shows the activity of the liability related to the sale of future royalties as of June 30, 2025:

Amount
(in thousands)
Liability related to the sale of future royalties - beginning balance	$—
Proceeds from the sale of future royalties	250,000
Issuance costs	(5,785)
Non-cash interest expense associated with the sale of future royalties	846
Amortization of issuance costs	20
Liability related to the sale of future royalties - ending balance	$245,081

9.
Term loan facility

In June 2025, the Company entered into a senior secured term loan agreement with Royalty Pharma Development Funding, LLC, as a lender and Wilmington Trust, National Association, as administrative agent (the Loan Agreement). The Loan Agreement provides for up to $750.0 million in term loans, consisting of three tranches of $250.0 million each. The first tranche is required to be drawn in full by the Company within 45 days following receipt of FDA marketing approval for daraxonrasib for any indication related to metastatic PDAC, if such approval occurs on or before January 1, 2028, unless the Company has previously elected to terminate the Loan Agreement. The second and third tranches are optional and may be drawn in whole or in part upon achievement of specified commercial milestones prior to January 1, 2028.

The maturity date of the facility is the earlier of (i) six years after the funding of the first tranche of term loans and (ii) December 31, 2032. The term loans bear interest at a floating rate equal to the three-month term SOFR (subject to a SOFR floor of 3.5%) plus 5.75%, payable on a quarterly basis. The Company is required to pay an upfront fee equal to 2.0% of the applicable tranche of loans drawn on each funding date. There are no scheduled principal amortization payments prior to maturity.

The Loan Agreement permits voluntary prepayment in full at any time, and also requires mandatory prepayment in connection with a change of control. Prepayments made prior to the second anniversary of the applicable funding date for the applicable tranche of loans are subject to a make-whole premium equal to the foregone interest through the second anniversary, as well as a prepayment premium of 3.00%. Prepayments made on or after the second anniversary but before the third anniversary are subject to a 3.00% prepayment premium, and prepayments made on or after the third anniversary are subject to a 1.00% prepayment premium. No make-whole or prepayment premium is due if repayment occurs at maturity.

The Loan Agreement contains customary affirmative and negative covenants on the part of the Company but does not include any financial covenants.

The Loan Agreement provides an enumerated list of customary events of default whereby certain actions could be exercised against the Company (including, without limitation, (i) the acceleration of all amounts due under the Term Loan Facility; (ii) the application of default rate interest; (iii) the exercise of powers of attorney, voting proxies and other similar rights; (iv) the foreclosure and sale of property and assets and (v) other actions permitted to be taken by a secured creditor).

The term loans are secured by a lien on substantially all of the Company’s assets.

As of June 30, 2025, no amounts had been drawn under the Loan Agreement, and no liability was recorded.

10.
Common stock

As of June 30, 2025 and December 31, 2024, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. As of June 30, 2025, no dividends had been declared to date.

The Company evaluated the pre-funded warrants issued in conjunction with the December 2024 underwritten public offering and concluded that they met the criteria to be classified as equity within additional paid-in-capital.

The Company has reserved shares of common stock for future issuance as follows:

	June 30,	December 31,
	2025	2024
Outstanding options to purchase common stock	17,272,317	13,985,538
Unvested restricted stock units of common stock	3,808,980	2,850,112
Available for future issuance under the 2020 Incentive Award Plan	3,855,287	8,945,644
Available for issuance under the 2020 Employee Stock Purchase Plan	5,794,632	3,775,682
Pre-funded warrants issued and outstanding	2,173,917	2,173,917
Total	32,905,133	31,730,893

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

For the three and six months ended June 30, 2025, there were 159,984 shares of common stock purchased under the ESPP. As of June 30, 2025, a total of 5,794,632 shares of common stock were available for future issuance under the ESPP. As of June 30, 2025, there was $3.2 million of unrecognized compensation cost related to the ESPP.

Stock options

The following summarizes option activity under both the 2020 Plan and the 2014 Plan:

	Number of Shares underlying options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2024	13,985,538	$24.25	7.36	$276,335
Options granted	3,634,086	40.20
Options exercised	(211,146)	13.40
Options cancelled and forfeited	(136,161)	37.12
Balance, June 30, 2025	17,272,317	$27.64	7.45	$185,316
Options vested and exercisable as of June 30, 2025	8,966,252	$21.00	6.13	$147,533

As of June 30, 2025, there was $178.5 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.85 years.

Restricted stock units

Activity under the 2020 Plan with respect to the Company’s restricted stock units (RSUs) during the six months ended June 30, 2025 was as follows:

	Number of Shares	Weighted- average grant date fair value per share	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2024	2,850,112	$30.87	1.49	$124,664
RSUs granted	1,677,033	40.30
RSUs vested	(633,511)	29.28
RSUs forfeited	(84,654)	34.70
Balance, June 30, 2025	3,808,980	$35.20	1.57	140,132
Expected to vest as of June 30, 2025	3,808,980	$35.20	1.57	140,132

The number of RSUs vested includes shares of common stock that the Company withheld to satisfy the minimum statutory tax withholding requirements. As of June 30, 2025, there was $127.0 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 2.96 years.

Stock-based compensation expense

Total stock-based compensation expense related to stock options, RSUs and the ESPP by function was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Research and development	$19,126	$12,775	$35,505	$23,020
General and administrative	9,704	7,000	18,409	12,963
Total	$28,830	$19,775	$53,914	$35,983

12.
Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(247,787)	$(133,233)	$(461,203)	$(249,236)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	188,583,288	165,141,936	188,365,805	164,935,542
Net loss per share attributable to common stockholders, basic and diluted	$(1.31)	$(0.81)	$(2.45)	$(1.51)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of June 30,
	2025	2024
Options to purchase common stock	17,272,317	13,811,570
Unvested restricted stock units of common stock	3,808,980	3,032,583
Expected shares to be purchased under ESPP	694,578	408,311
Warrants outstanding	2,194,340	2,194,342
Earn-out shares	—	973,976
Total	23,970,215	20,420,782

13.
Subsequent events

One Big Beautiful Bill Act

On July 4, 2025, the United States enacted into law new tax legislation, the “One Big Beautiful Bill Act” (the OBBBA). The OBBBA includes provisions modifying the corporate income tax code. As the legislation was not signed into law until the Company’s third quarter of 2025, the impacts are not included in its operating results for the three and six months ended June 30, 2025. The Company is currently assessing the potential impact of this legislation on its financial position, results of operations, and cash flows.

Lease agreement

In July 2025, the Company amended its Redwood City lease to lease an additional approximately 60,841 square feet of office, laboratory and research and development space located at 400 Saginaw Drive, Redwood City, California (the 400 Building). The Company will pay an initial annual base rent of approximately $3.9 million, which is subject to scheduled 3.5% annual increases, plus certain operating expenses. The Company has been provided a tenant improvement allowance of $4.1 million. The Company expects to take possession of the 400 Building in August 2025. The Company has the option to extend the lease for an additional ten years after the first anniversary of the lease commencement date of the 400 Building.

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

RAS(ON) Inhibitors

Our RAS(ON) Inhibitors are based on our proprietary tri-complex technology platform, which enables a highly differentiated approach to inhibiting the active, GTP-bound form of RAS, which we refer to as RAS(ON). We are developing a portfolio of compounds that we believe were the first RAS(ON) Inhibitors to use this mechanism of action. We believe that direct inhibitors of RAS(ON) suppress cell growth and survival and are less susceptible to adaptive resistance mechanisms recognized for RAS inhibitors that target the inactive, GDP-bound form of RAS, which we refer to as RAS(OFF) inhibitors.

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

We are advancing a deep pipeline of RAS(ON) Inhibitors, including daraxonrasib, elironrasib (RMC-6291), our G12C-selective inhibitor, and zoldonrasib (RMC-9805), our G12D-selective inhibitor. Together, we consider these three clinical-stage candidates as the first wave of RAS(ON) Inhibitors that we are advancing through clinical development. We also currently plan to advance RMC-5127 (G12V) into clinical development. In addition, we have other preclinical-stage RAS(ON) Inhibitor clinical development opportunities, including the RAS(ON) mutant-selective inhibitors RMC-0708 (Q61H) and RMC-8839 (G13C).

Daraxonrasib

Daraxonrasib (RMC-6236), our RAS(ON) multi-selective inhibitor, is designed as an oral, RAS-selective tri-complex inhibitor of multiple RAS(ON) variants containing cancer driver mutations at all three of the major RAS mutation hotspot positions, G12, G13, and Q61. Daraxonrasib inhibits all three major RAS isoforms, suppressing the mutant cancer driver and cooperating wild-type RAS proteins. In June 2025, daraxonrasib received Breakthrough Therapy Designation from the U.S. Food and Drug Administration (the FDA) for previously treated metastatic pancreatic ductal adenocarcinoma (PDAC) in patients with KRAS G12 mutations.

A global, randomized Phase 3 registrational trial of daraxonrasib in the second-line (2L) treatment of patients with metastatic PDAC, which we call the RASolute 302 study, is ongoing. In the RASolute 302 study, we are randomizing patients in a 1:1 ratio to receive either daraxonrasib at a dose of 300 mg daily or the investigator’s choice of chemotherapy. We currently expect to complete enrollment of the RASolute 302 study in 2025, to enable an expected clinical readout in 2026.

A global, randomized Phase 3 registrational trial comparing daraxonrasib versus docetaxel in patients with locally advanced or metastatic RAS-mutated non-small cell lung cancer (NSCLC) who have been treated with immunotherapy and platinum-containing chemotherapy, which we call the RASolve 301 study, is ongoing. In the RASolve 301 study, we are randomizing patients in a 1:1 ratio to receive either daraxonrasib or docetaxel.

We currently expect to initiate a global, randomized Phase 3 daraxonrasib monotherapy study in patients with first-line (1L) metastatic PDAC in the second half of 2025 and to share the clinical combination data that informed this planned study in 2025.

We currently expect to initiate a global, randomized Phase 3 monotherapy study of daraxonrasib as adjuvant treatment for patients with resectable PDAC in the second half of 2025.

We currently expect to initiate a global, randomized Phase 3 study of daraxonrasib in patients with 1L RAS mutant NSCLC in 2026.

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

Based on our observations from the RMC-6236-001 study and our preclinical observations, we believe there is a potential opportunity to evaluate daraxonrasib combinations in earlier lines of therapy in multiple tumor types, and we are currently evaluating several exploratory combination regimens that include daraxonrasib in order to assess the potential for development in these settings. These combinations include daraxonrasib with pembrolizumab, daraxonrasib with elironrasib, daraxonrasib with zoldonrasib, daraxonrasib with standard of care chemotherapy agents, and daraxonrasib with TNG462, a PRMT5 inhibitor. We are also planning a combination study of daraxonrasib with ivonescimab, a PD-1/VEGF bispecific antibody.

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

Elironrasib

Elironrasib (RMC-6291) is designed as a RAS(ON) oral tri-complex G12C-selective inhibitor. It is designed to exhibit subnanomolar potency for suppressing RAS pathway signaling and growth of RAS G12C-bearing cancer cells and is engineered to be highly selective for RAS G12C over wild-type RAS and other cellular targets. Elironrasib is designed to be differentiated from first-generation KRAS(OFF) G12C inhibitors, which sequester the KRAS(OFF) G12C form, by its mechanism of directly inhibiting the RAS(ON) G12C form. In July 2025, elironrasib received Breakthrough Therapy Designation from the FDA for the treatment of adult patients with KRAS G12C-mutated locally advanced or metastatic NSCLC who have received prior chemotherapy and immunotherapy but have not been previously treated with a KRAS G12C inhibitor.

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

We are evaluating several exploratory combination regimens that include elironrasib in order to assess the potential for development in earlier lines of therapy. These combinations include elironrasib with pembrolizumab and, as referenced in the “Daraxonrasib” section above, elironrasib with daraxonrasib. We are also planning a combination study of elironrasib with both daraxonrasib and pembrolizumab and a combination study of elironrasib with ivonescimab.

On December 2, 2024 and May 7, 2025, we disclosed clinical safety, tolerability and activity data for the combination of daraxonrasib with elironrasib, as referenced in the “Daraxonrasib” section above.

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

We believe that these data collectively support our ongoing development of zoldonrasib as a single agent and in combination with other therapies. These combinations include zoldonrasib with standard of care chemotherapy agents, zoldonrasib with TNG462 and, as referenced in the “Daraxonrasib (RMC-6236)” section above, zoldonrasib with daraxonrasib. An exploratory combination study of zoldonrasib with daraxonrasib is ongoing. We are also planning a combination study of zoldonrasib with ivonescimab.

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

Summit Collaboration

In June 2025, we entered into a clinical collaboration with Summit Therapeutics, Inc. (Summit) pursuant to which we plan to evaluate the safety and efficacy in multiple solid tumor settings of our clinical-stage RAS(ON) inhibitors, including daraxonrasib, elironrasib and zoldonrasib, in combination with Summit’s ivonescimab, a PD-1/VEGF bispecific antibody. Under the terms of the agreement, Summit will supply ivonescimab for clinical research and we will be the study sponsor. Each company will retain commercial rights to their respective compounds, and the agreement is mutually non-exclusive.

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

Break Through Cancer Collaboration

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

Iambic Collaboration

In May 2025, we entered into a collaboration with Iambic Therapeutics (Iambic), pursuant to which Iambic will use its artificial intelligence capabilities to generate customized models through training with our proprietary data. Our aim in this collaboration is to enhance our lead discovery and optimization processes directed against both current and new drug targets to enable continued development of our pipeline.

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

Interest and other income (expense), net

Interest and other income (expense), net, consists of non-cash interest expense associated with the sale of future royalties, and miscellaneous income and expenses unrelated to our core operations, including the impact of foreign currency exchange differences.

Results of operations

Comparison of the three and six months ended June 30, 2025 and 2024

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Increase/ (decrease)	2025	2024	Increase/ (decrease)
	(in thousands)			(in thousands)
Operating expenses:
Research and development	$224,134	$134,932	$89,202	$429,883	$252,953	$176,930
General and administrative	40,580	21,711	18,869	75,591	44,549	31,042
Total operating expenses	264,714	156,643	108,071	505,474	297,502	207,972
Loss from operations	(264,714)	(156,643)	(108,071)	(505,474)	(297,502)	(207,972)
Other income (expense), net:
Interest income	22,404	21,487	917	47,319	45,247	2,072
Interest and other income (expense), net	(899)	16	(915)	(909)	(2,793)	1,884
Change in fair value of warrant liabilities and contingent earn-out shares	(4,578)	1,907	(6,485)	(2,139)	5,812	(7,951)
Total other income, net	16,927	23,410	(6,483)	44,271	48,266	(3,995)
Loss before income taxes	(247,787)	(133,233)	(114,554)	(461,203)	(249,236)	(211,967)
Net loss	$(247,787)	$(133,233)	$(114,554)	$(461,203)	$(249,236)	$(211,967)

Research and development expenses

Our research and development efforts during the three and six months ended June 30, 2025 and 2024 were focused on our clinical development programs and our preclinical programs. The following table sets forth the components of our research and development expenses for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Increase/ (decrease)	2025	2024	Increase/ (decrease)
	(in thousands)
Third-party research and development expenses:
Clinical Development Programs:
Daraxonrasib (RMC-6236)	$76,907	$30,220	$46,687	$144,382	$57,218	$87,164
Zoldonrasib (RMC-9805)	23,515	14,715	8,800	47,983	26,675	21,308
Elironrasib (RMC-6291)	18,192	15,754	2,438	37,208	25,684	11,524
RAS companion inhibitors	67	1,601	(1,534)	498	3,910	(3,412)
Preclinical programs	25,457	19,367	6,090	46,810	37,439	9,371
Total third-party research and development expenses	144,138	81,657	62,481	276,881	150,926	125,955
Salaries and other employee-related expenses	41,170	26,328	14,842	78,364	51,490	26,874
Stock-based compensation expense	19,126	12,775	6,351	35,505	23,020	12,485
Amortization of intangible assets	267	267	—	534	534	—
Other research and development costs	19,433	13,905	5,528	38,599	26,983	11,616
Total research and development expense	$224,134	$134,932	$89,202	$429,883	$252,953	$176,930

Research and development expenses increased by $89.2 million, or 66%, during the three months ended June 30, 2025 compared to the same period in 2024. The increase in research and development expenses during the three months ended June 30, 2025 was primarily due to a $46.7 million increase in daraxonrasib expenses, primarily attributable to higher clinical trial expenses and manufacturing expenses for clinical and pre-commercial supply; a $14.8 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $8.8 million increase in zoldonrasib expenses, primarily attributable to higher clinical trial and clinical supply manufacturing expenses; a $6.4 million increase in stock-based compensation; a $6.1 million increase in preclinical research portfolio expenses; a $5.5 million increase in other research and development costs as a result of higher rent, utilities and information technology expenses associated with increased headcount; and a $2.4 million increase in elironrasib expenses, primarily attributable to higher clinical trial expenses; partially offset by a $1.5 million decrease in RAS companion inhibitor program costs.

Research and development expenses increased by $176.9 million, or 70%, during the six months ended June 30, 2025 compared to the same period in 2024. The increase in research and development expenses during the six months ended June 30, 2025 was primarily due to a $87.2 million increase in daraxonrasib expenses, primarily attributable to higher clinical trial expenses and manufacturing expenses for clinical and pre-commercial supply; a $26.9 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $21.3 million increase in zoldonrasib expenses, primarily attributable to higher clinical trial and clinical supply manufacturing expenses; a $12.5 million increase in stock-based compensation; a $11.6 million increase in other research and development costs as a result of higher rent, utilities and information technology expenses associated with increased headcount; a $11.5 million increase in elironrasib expenses, primarily attributable to higher clinical trial expenses; and a $9.4 million increase in preclinical research portfolio expenses; partially offset by a $3.4 million decrease in RAS companion inhibitor program costs.

General and administrative expenses

General and administrative expenses increased by $18.9 million, or 87%, during the three months ended June 30, 2025 compared to the same period in 2024. The increase in general and administrative expenses during the three months ended June 30, 2025 was primarily due to a $6.5 million increase in salaries and other employee-related expenses due to increased headcount; a $5.3 million increase in commercial preparation expenses; a $2.7 million increase in stock-based compensation expense; a $1.7 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; a $1.3 million increase in other administrative costs; and a $1.0 million increase in legal fees.

General and administrative expenses increased by $31.0 million, or 70%, during the six months ended June 30, 2025 compared to the same period in 2024. The increase in general and administrative expenses during the six months ended June 30, 2025 was primarily due to a $10.2 million increase in salaries and other employee-related expenses due to increased headcount; a $8.9 million increase in commercial preparation expenses; a $5.4 million increase in stock-based compensation expense; a $2.6 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; a $1.4 million increase in recruiting fees; and a $1.3 million increase in legal fees.

Interest income

Interest income increased by $0.9 million during the three months ended June 30, 2025 compared to the same period in 2024 and increased by $2.1 million during the six months ended June 30, 2025 compared to the same period in 2024 due to a larger cash, cash equivalents and marketable securities balance.

Liquidity and Capital Resources

In November 2021, we entered into a sales agreement with TD Securities (USA) LLC (f/k/a Cowen and Company LLC) (TD Cowen), as amended in March 2024, to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $250 million, through an at-the-market equity offering program (the 2021 ATM). During the year ended December 31, 2024, we sold an aggregate of 1,294,050 shares of common stock under the 2021 ATM, resulting in gross proceeds of $60.8 million. In August 2024, we terminated the 2021 ATM and entered into a new sales agreement with TD Cowen to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $500 million, through an at-the-market equity offering program (the 2024 ATM). Through December 31, 2024, we have sold an aggregate of 1,147,893 shares of common stock under the 2024 ATM, resulting in gross proceeds of $60.4 million. During the six months ended June 30, 2025, we did not sell any shares of common stock in ATM offerings.

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

In June 2025, we entered into a revenue participation right purchase and sale agreement (the Royalty Purchase Agreement) with Royalty Pharma Investments 2019 ICAV (Royalty Pharma). Pursuant to the Royalty Purchase Agreement, in exchange for an upfront payment of $250.0 million, Royalty Pharma purchased from us the right to receive royalty payments with respect to worldwide net product sales in a calendar year (Annual Net Sales) of (a) RMC-6236 Products and (b) RMC-9805 Products, if an RMC-9805 Product is approved for the same indication or subset of the same indication for which an RMC-6236 Product is approved. In addition, under the Royalty Purchase Agreement, Royalty Pharma has agreed to purchase up to an additional $1.0 billion in synthetic royalty funding divided into four additional tranches of up to $250.0 million. Each of these tranches is subject to the satisfaction of certain triggers, and three of these tranches, or $750.0 million in the aggregate, are available at our election, provided the relevant trigger events have occurred.

The Royalty Payments (if any) in respect of Annual Net Sales of RMC-6236 Products in the United States will end 15 years after the first commercial sale of an RMC-6236 Product in the United States. The Royalty Payments (if any) in respect of Annual Net Sales of RMC-9805 Products in the United States will end 15 years after the earlier to occur of (i) the date that an RMC-9805 Product is approved in an overlapping indication with an RMC-6236 Product in the United States and (ii) the first commercial sale of an RMC-6236 Product in the United States. The Royalty Payments (if any) in respect of Annual Net Sales of RMC-6236 Products outside the United States will end 15 years after the first commercial sale of an RMC-6236 Product in the European Union. The Royalty Payments (if any) in respect of Annual Net Sales of the RMC-9805 Products outside the United States will end 15 years after the earlier to occur of (i) the date that an RMC-9805 Product is approved in an overlapping indication with an RMC-6236 Product by the European Medicines Agency and (ii) the first commercial sale of an RMC-6236 Product in the European Union.

For additional information regarding the Royalty Purchase Agreement (including information regarding the trigger events related to particular tranches and the applicable tiered revenue payments), see “Note 8. Liability related to the sale of future royalties” in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In June 2025, we entered into a loan agreement (the Loan Agreement) with Wilmington Trust, National Association as administrative agent and Royalty Pharma Development Funding, LLC, as a lender. The Loan Agreement provides for a term loan facility of up to $750.0 million (the Term Loan Facility), consisting of three tranches, one of which must be drawn and the other two of which may be drawn at our option during certain commitment periods, subject to the satisfaction or waiver of certain terms and conditions.

The Term Loan Facility matures on the earlier of (i) the six-year anniversary of the date on which the first tranche is funded, and (ii) December 31, 2032. The term loans bear interest at a floating per annum rate equal to (a) the three-month term SOFR (subject to a 3.5% floor), plus (b) 5.75%, payable on a quarterly basis. We are required to pay an upfront fee equal to 2.0% of the term loans drawn on each funding date.

For additional information regarding the Term Loan Facility (including information regarding the terms and conditions related to the three tranches of funding), see “Note 9. Term loan facility” in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

To date, our operations have been financed primarily by our public offerings of common stock, the EQRx Acquisition, the Royalty Purchase Agreement, and $188.7 million received under the Sanofi Agreement from June 2018 through June 2023 for upfront payments and for research and development cost reimbursement.

As of June 30, 2025, we had $2.1 billion in cash, cash equivalents and marketable securities.

As of June 30, 2025, we had an accumulated deficit of $2.2 billion. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our product candidates and our pre-clinical research portfolio, and to a lesser extent, general and administrative and commercial preparation expenditures. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue to advance our product candidates into later stages of development, which includes conducting larger clinical trials, and increase our efforts to prepare to become a commercial-stage company.

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
•
the cost of commercialization activities for our product candidates, whether alone or in collaboration, including marketing, sales and distribution costs if any product candidate is approved for sale;
•
our ability to establish and maintain strategic licenses or other arrangements and the financial terms of such agreements;
•
the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•
the timing, receipt and amount of sales of, profit share or royalties on, our product candidates, if approved;
•
the emergence of competing cancer therapies or other adverse market developments; and
•
any plans to acquire or in-license other programs or technologies.

We will require substantial additional funds for our development efforts for our current and future programs and to prepare for their potential commercialization. Other than the Royalty Purchase Agreement and the Term Loan Facility (which provide for additional funding subject to certain terms and conditions and trigger events), we do not have any committed external source of funds or other support for these activities, and we may finance our cash needs through additional funding under the Royalty Purchase Agreement, the Term Loan Facility and/or a combination of public or private equity offerings, debt financings, other credit or loan facilities, acquisitions, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to (i) delay, limit, reduce the scope of or terminate one or more of our preclinical studies, clinical trials, or other research and development activities or eliminate one or more of our development programs altogether; or (ii) delay, limit, reduce the scope of or terminate our efforts to establish manufacturing and sales and marketing capabilities or other activities that may be necessary to commercialize any future approved products, or reduce our flexibility in developing or maintaining our sales and marketing strategy.

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(416,192)	$(288,727)
Investing activities	18,327	(140,022)
Financing activities	257,457	8,314
Net change in cash and cash equivalents	$(140,408)	$(420,435)

Cash used in operating activities

During the six months ended June 30, 2025, cash used in operating activities of $416.2 million was attributable to a net loss of $461.2 million and a net change of $1.9 million in our operating assets and liabilities and $46.9 million in non-cash charges. The change in operating assets and liabilities was primarily due to a $12.4 million increase in accrued expenses and other current liabilities, a $5.8 million increase in noncurrent liabilities and a $0.5 million increase in accounts payable, offset by a $16.5 million increase in other noncurrent assets, a $3.1 million decrease in operating lease liability and a $0.9 million increase in prepaid expenses and other current assets. The non-cash charges primarily consisted of stock-based compensation expense of $53.9 million, depreciation and amortization of $4.0 million, amortization of operating lease right-of-use asset of $3.5 million, a $2.1 million change in fair value of warrant liability and a $0.9 million non-cash interest expense on liability related to sale of future royalties, offset by net amortization of premium on marketable securities of $17.6 million.

During the six months ended June 30, 2024, cash used in operating activities of $288.7 million was attributable to a net loss of $249.2 million and a net change of $52.0 million in our operating assets and liabilities and $12.5 million in non-cash charges. The change in operating assets and liabilities was primarily due to a $33.0 million decrease in accounts payable; an $8.9 million increase in prepaid expenses and other current assets; a $6.6 million decrease in accrued expenses and other current liabilities; and an increase in other noncurrent assets by $4.0 million, offset by a $1.3 million decrease in accounts receivable. The non-cash charges primarily consisted of stock-based compensation expense of $36.0 million; depreciation and amortization of $3.7 million; a $2.8 million impairment of a long term asset acquired as part of the EQRx Acquisition; amortization of operating lease right-of-use asset of $1.8 million, offset by net amortization of premium on marketable securities of $26.1 million and a $5.8 million change in fair value of warrant liabilities and contingent earn-out shares.

Cash provided by (used in) investing activities

During the six months ended June 30, 2025, cash provided by investing activities of $18.3 million was comprised of maturities of marketable securities of $1.1 billion and sale of marketable securities of $6.4 million partially offset by purchases of marketable securities of $1.0 billion and purchases of property and equipment of $10.7 million.

During the six months ended June 30, 2024, cash used in investing activities of $140.0 million was comprised of maturities of marketable securities of $942.1 million partially offset by purchases of marketable securities of $1.1 billion and purchases of property and equipment of $5.6 million.

Cash provided by financing activities

During the six months ended June 30, 2025, cash provided by financing activities comprised primarily of $250.0 million in proceeds from the sale of future royalties, $4.6 million in proceeds from the issuance of common stock related to our 2020 Employee Stock Purchase Plan (the ESPP) and $2.8 million in proceeds from the issuance of common stock upon the exercise of stock options.

During the six months ended June 30, 2024, cash provided by financing activities comprised of $5.2 million in proceeds from the issuance of common stock upon the exercise of stock options and $3.2 million in proceeds from the issuance of common stock related to our ESPP.

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

In June 2025, the Company entered into the Royalty Purchase Agreement with Royalty Pharma. Pursuant to the Royalty Purchase Agreement, Royalty Pharma purchased from the Company the right to receive tiered royalty payments on worldwide net product sales of daraxonrasib and zoldonrasib, if zoldonrasib is approved for the same indication or subset of the same indication for which daraxonrasib is approved. For additional information regarding the Royalty Purchase Agreement, see “Note 8. Liability related to the sale of future royalties” in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

For a discussion of our critical accounting estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2024 Form 10-K. There have been no material changes to these critical accounting estimates since the 2024 Form 10-K apart from the estimates for future royalties as described in “Note 8. Liability related to the sale of future royalties” in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We held cash, cash equivalents and marketable securities of $2.1 billion and $2.3 billion as of June 30, 2025 and December 31, 2024, respectively, which consisted of bank deposits, money market funds, U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, an immediate one percent change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President, Chief Executive Officer and Director and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2025. Based on the evaluation, our President, Chief Executive Officer and Director and our Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were, in design and operation, effective to the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three and six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant net losses. Our net losses were $600.1 million, $436.4 million and $248.7 million, for the years ended December 31, 2024, 2023 and 2022, respectively. As of June 30, 2025, we had an accumulated deficit of $2.2 billion. We have funded our operations to date primarily with proceeds from the sale of common stock and preferred stock, the acquisition of EQRx, Inc. (EQRx), and the Royalty Purchase Agreement, as well as upfront payments and research and development cost reimbursement received under our collaboration agreement with Genzyme Corporation, an affiliate of Sanofi (the Sanofi Agreement). The Sanofi Agreement was terminated in June 2023, and Sanofi has no further reimbursement obligations following this termination. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our product candidates will require substantial additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Preclinical studies, clinical trials and additional research and development activities will require substantial funds to complete. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $2.1 billion. Through June 30, 2025, we have raised $2.1 billion in underwritten public offerings, net of underwriting discounts and commissions and offering expenses and have completed sales generating $246.4 million in gross proceeds pursuant to at-the-market equity offering programs. In June 2025, we received $250.0 million of gross proceeds under the Royalty Purchase Agreement, and subject to our meeting certain terms and conditions, including certain commercial milestones and other trigger events, additional capital may be available under the Loan Agreement and the Royalty Purchase Agreement (see Notes 8 and 9 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information). The EQRx Acquisition added $1.1 billion to our working capital in 2023. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs and to prepare for their potential commercialization. If we are able to gain marketing approval for our product candidates, we will require significant additional amounts of cash in order to launch and commercialize our product candidates, if approved, to the extent that their launch and commercialization are not the responsibility of another collaborator that we may contract with in the future. In addition, other unanticipated costs may arise. Because the design and outcome of our current, planned and potential future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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
•
the cost of commercialization activities for our product candidates, whether alone or in collaboration, including marketing, sales and distribution costs if any product candidate is approved for sale;
•
our ability to establish and maintain strategic licenses or other arrangements and the financial terms of such agreements;
•
the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•
the timing, receipt and amount of sales of, profit share or royalties on, our product candidates, if approved;
•
the emergence of competing cancer therapies or other adverse market developments; and
•
any plans to acquire or in-license other programs or technologies.

We will require substantial additional funds for our development efforts for our current and future programs and to prepare for their potential commercialization. Other than the Royalty Purchase Agreement and the Term Loan Facility (which provide for additional funding subject to certain terms and conditions and trigger events), we do not have any committed external source of funds or other support for these activities, and we may finance our cash needs through additional funding under the Royalty Purchase Agreement, the Term Loan Facility and/or a combination of public or private equity offerings, debt financings, other credit or loan facilities, acquisitions, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control.

If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to:

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

The Royalty Pharma Agreements place restrictions on our operating and financial flexibility. If we fail to comply with certain covenants in the Royalty Pharma Agreements, our financial condition and results of operations may be harmed.

In June 2025, we entered into the Royalty Purchase Agreement with Royalty Pharma and the Loan Agreement with an affiliate of Royalty Pharma and Wilmington Trust, National Association, as the administrative agent (collectively, the Royalty Pharma Agreements). The Royalty Pharma Agreements contain various customary covenants that impose on us certain obligations with respect to payment, reporting, intellectual property, certain license agreements, and certain other actions, as well as indemnification obligations. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might otherwise be advantageous to us and our stockholders.

Under the Royalty Purchase Agreement, we have diligence obligations with respect to certain clinical trials, regulatory submissions and marketing approvals. There are also covenants that, among other things and subject to certain conditions, limit our ability to create or incur certain liens or dispose of certain assets related to the RMC-6236 Products. Pursuant to the Royalty Purchase Agreement, we have granted to Royalty Pharma a back-up security interest in certain assets to secure our obligations under the Royalty Purchase Agreement. If we are unable to comply with our obligations, Royalty Pharma may be entitled to take possession of such assets, which could significantly harm our business, financial condition and results of operations.

The Loan Agreement also subjects us to various customary covenants that limit our ability to, among other activities (but subject to certain customary exceptions): (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt; (iii) transfer or sell assets; (iv) create liens; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by our subsidiaries; and (vii) merge, consolidate or effect other fundamental changes.

Any indebtedness we incur, including under the Loan Agreement, combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

•
requiring us to dedicate a portion of our cash resources to the payment of interest and principal, reducing money available to fund working capital, capital expenditures, product candidate development and other general corporate purposes;
•
increasing our vulnerability to adverse changes in general economic, industry and market conditions;
•
subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financings;
•
increasing our need to meet minimum net sales requirements when our future sales are uncertain;
•
limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and
•
placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

We intend to satisfy our current and future debt service obligations with our then-existing cash and cash equivalents. However, we may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under the Loan Agreement or any other debt instruments. Failure to satisfy our current and future debt obligations, including covenants to take or avoid specific actions, under the Loan Agreement could result in an event of default and, as a result, the lender(s) could accelerate all of the amounts due, and the lender(s) could seek to enforce their security interests in any collateral securing such indebtedness. The lender(s) under the Loan Agreement have rights senior to our stockholders in receiving proceeds from a liquidation. In addition, the covenants under the Loan Agreement, and the pledge of our assets (including our intellectual property) as collateral could limit our ability to obtain additional debt financing. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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
•
the timing and level of royalty payments under the Royalty Purchase Agreement;
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

There are several programs in clinical development targeting KRAS G12C, including programs directed at KRAS(OFF) G12C being conducted by Allist Pharmaceuticals (licensed from Jacobio Pharmaceuticals Co. Ltd.), Amgen Inc., Betta Pharmaceuticals Co., Ltd., Bristol Myers Squibb Company, Chengdu Huajian Future Technology Co. Ltd., D3 BIO, Inc., Eli Lilly, GenEros Biopharma Ltd., Genhouse Bio Co. Ltd., Guangzhou BeBetter Medicine Technology Co., Ltd., HUYA Bioscience (Jemincare), Innovent Biologics,

Inc. (licensed from Genfleet Therapeutics), InventisBio, Jiangsu Hansoh Pharmaceutical Group Co., Ltd., Jiangsu Hengrui Pharmaceuticals, Merck, Sharpe & Dohme LLC, Roche, Shanghai Junshi Biosciences Co., Ltd., Shanghai YingLi Pharmaceutical, Shouyao Holdings (Beijing) Co. Ltd. and Suzhou Zelgen Biopharmaceuticals., BridgeBio Pharma, Inc. and Frontier Medicines each have a dual KRAS(ON/OFF) G12C program in the clinic. There are also several clinical programs directed at KRAS G12D, including those being conducted by Allist Pharmaceuticals, Arvinas, Astellas Pharma Inc., AstraZeneca, Chengdu Hyperway, Eli Lilly, Genentech, Genfleet Therapeutics, Incyte Corporation, Jiangsu Hansoh, Jiangsu Hengrui Pharmaceuticals Company Ltd, Jiangxi Kerui, PAQ Therapeutics, Qilu Pharmaceutical, Quanta Therapeutics, Ranok Therapeutics, Tyligand Bioscience and Verastem Oncology. Zelgen Biopharmaceuticals. In addition, there are a few clinical programs directed at KRAS G12V, including those being conducted by Affini-T Therapeutics, Anocca, ImmuXell, Neowise Biotechnology, and Yingkai Saiwei (Beijing) Biotechnology. Other clinical programs directed at mutant RAS, including pan-RAS or pan-KRAS inhibitors and Plk1 inhibitors, are being conducted, including those by Alaunos Therapeutics, Inc., Alterome, BeOne Medicines (previously known as BeiGene), Boehringer Ingelheim, BridgeBio, Cardiff Oncology, Chugai Pharmaceutical Co., Ltd., Eli Lilly, Elicio Therapeutics, Erasca, Gritstone bio, Inc., Jacobio, Moderna, Inc., Pfizer, Inc., Quanta Therapeutics, RasCal Therapeutics, Shanghai YingLi Pharmaceutical, Silenseed Ltd., Silexion Therapeutics and Circio Holding (previously known as Targovax ASA). There are several programs in clinical development targeting SHP2, including those being conducted by Betta Pharmaceuticals Co., Ltd., Etern BioPharma (Shanghai) Co. Ltd., Genhouse Bio Co. Ltd., Hutchmed Ltd., HUYA Bioscience, InnoCare Pharma Ltd., Jacobio Pharmaceuticals Co. Ltd., Jiangsu Hansoh Pharmaceutical Group Co., Ltd., Nanjing Sanhome Pharmaceutical, Navire Pharma, Inc., a BridgeBio company (licensed to Bristol Myers Squibb Company), Novartis AG, Relay Therapeutics, Inc. (licensed to Roche), Shanghai Gopherwood Biotech Co., Ltd., and Shanghai Ringene Biopharma Co., Ltd. The above list includes corporate competitors that we are currently aware of and that are currently conducting clinical trials or marketing in geographies where we currently anticipate conducting clinical trials for our product candidates. However, companies operating in other geographies, smaller companies and companies with earlier stage programs may also prove to be significant competitors. In addition, academic research departments and public and private research institutions may be conducting research on compounds that could prove to be competitive.

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

Our business and operations, or those of our CROs or other third parties, may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity, which could materially affect our business, financial condition and results of operations.

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

As a result, if we enter into additional collaboration agreements and strategic partnerships or license our intellectual property, products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our or their existing operations, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following entry into a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Any delays in entering into new collaborations or strategic partnership agreements related to our current or future product candidates could delay the development and commercialization of our product candidates, which would harm our business prospects, financial condition and results of operations.

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

As of June 30, 2025, we had 700 full-time employees, including 544 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we operate as a public company, we expect to need additional managerial, research and development, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
•
any adverse developments or disagreements or perceived adverse developments or disagreements with our partners;
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

We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Additionally, the terms of our Loan Agreement restrict our ability to pay dividends, except for certain customary exceptions. Therefore, stockholders are not likely to receive any dividends on their common stock for the foreseeable future. Since we do not intend to pay dividends, stockholders’ ability to receive a return on their investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline.

As of June 30, 2025, 32.9 million shares of common stock were subject to outstanding options, warrants or restricted stock units and were eligible, or expected to become eligible, for sale in the public market to the extent permitted by the provisions of various vesting schedules, lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	2/18/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	3/8/2021	3.1
10.1†+	Revenue Participation Right Purchase and Sale Agreement dated June 23, 2025, by and between Royalty Pharma Investments 2019 ICAV and the Company.				X
10.2†+	Loan Agreement dated June 23, 2025, by and among Wilmington Trust, National Association, as trustee, Royalty Pharma Development Funding, LLC, and the Company.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 has been formatted in Inline XBRL and contained in Exhibit 101.				X

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

†

Portions of the exhibit, marked by asterisks, have been omitted pursuant to Item 601(b)(10) of Regulation S-K because the omitted information (i) is not material and (ii) is the type that the Company treats as private or confidential. A copy of the omitted portions will be furnished supplementally to the Securities and Exchange Commission upon request.

+

Portions of this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish a copy of all omitted schedules and exhibits to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Revolution Medicines, Inc.

Date: August 6, 2025	By:	/s/ Mark A. Goldsmith
Mark A. Goldsmith, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Revolution Medicines, Inc.

Date: August 6, 2025	By:	/s/ Jack Anders
Jack Anders
Chief Financial Officer (Principal Financial and Accounting Officer)