Form 10-Q
period 2025-09-30
Revolution Medicines, Inc.
filed 2025-11-05
CIK 1628171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 193,319,805 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$217,442	$543,064
Marketable securities	1,714,066	1,746,235
Prepaid expenses and other current assets	45,981	38,333
Total current assets	1,977,489	2,327,632
Property and equipment, net	32,926	24,289
Operating lease right-of-use asset	134,450	117,534
Intangible assets, net	55,869	56,670
Goodwill	14,608	14,608
Restricted cash	4,858	3,698
Long-term deposits	16,851	12,128
Other noncurrent assets	14,869	1,742
Total assets	$2,251,920	$2,558,301
Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable	$74,849	$54,427
Accrued expenses and other current liabilities	154,447	96,615
Operating lease liability, current	16,326	12,872
Total current liabilities	245,622	163,914
Deferred tax liability	2,353	2,353
Operating lease liability, noncurrent	142,135	122,971
Liability related to the sale of future royalties	256,509	—
Warrant liability	5,918	3,189
Other noncurrent liabilities	2,479	670
Total liabilities	655,016	293,097
Commitments and contingencies (Note 7)
Stockholdersʼ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; none issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 189,710,951 and 185,896,625 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	18	18
Additional paid-in capital	4,097,980	4,001,666
Accumulated other comprehensive income	3,116	1,321
Accumulated deficit	(2,504,210)	(1,737,801)
Total stockholdersʼ equity	1,596,904	2,265,204
Total liabilities and stockholdersʼ equity	$2,251,920	$2,558,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$262,506	$151,752	$692,389	$404,129
General and administrative	52,763	23,960	128,354	69,085
Total operating expenses	315,269	175,712	820,743	473,214
Loss from operations	(315,269)	(175,712)	(820,743)	(473,214)
Non-operating income (expense):
Interest income	22,083	20,411	69,402	65,658
Interest expense	(11,428)	—	(12,295)	—
Change in fair value of warrant liabilities and contingent earn-out shares	(592)	(1,269)	(2,731)	4,543
Other income (expense), net	—	282	(42)	(2,511)
Total non-operating income, net	10,063	19,424	54,334	67,690
Loss before income taxes	(305,206)	(156,288)	(766,409)	(405,524)
Net loss	$(305,206)	$(156,288)	$(766,409)	$(405,524)
Net loss per share attributable to common stockholders, basic and diluted	$(1.61)	$(0.94)	$(4.06)	$(2.45)
Weighted-average common shares used to compute net loss per share, basic and diluted	189,231,562	166,843,984	188,657,560	165,576,333

Comprehensive loss:
Net loss	$(305,206)	$(156,288)	$(766,409)	$(405,524)
Other comprehensive gain:
Unrealized gain on investments, net	1,814	5,675	1,795	3,268
Comprehensive loss	$(303,392)	$(150,613)	$(764,614)	$(402,256)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholdersʼ
	Shares	Amount	Capital	Income/ (Loss)	Deficit	Equity
Balance at December 31, 2024	185,896,625	$18	$4,001,666	$1,321	$(1,737,801)	$2,265,204
Issuance of common stock pursuant to stock option exercises	90,043	—	891	—	—	891
Issuance of common stock related to vesting of restricted stock units	271,536	—	—	—	—	—
Exercise of warrants	2	—	1	—	—	1
Stock-based compensation expense	—	—	25,084	—	—	25,084
Net unrealized gain on marketable securities	—	—	—	386	—	386
Net loss	—	—	—	—	(213,416)	(213,416)
Balance at March 31, 2025	186,258,206	18	4,027,642	1,707	(1,951,217)	2,078,150
Issuance of common stock pursuant to stock option exercises	121,103	—	1,937	—	—	1,937
Issuance of common stock related to vesting of restricted stock units	361,975	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	159,984	—	4,644	—	—	4,644
Stock-based compensation expense	—	—	28,830	—	—	28,830
Net unrealized loss on marketable securities	—	—	—	(405)	—	(405)
Net loss	—	—	—	—	(247,787)	(247,787)
Balance at June 30, 2025	186,901,268	18	4,063,053	1,302	(2,199,004)	1,865,369
Issuance of common stock pursuant to stock option exercises	290,805	—	4,145	—	—	4,145
Issuance of common stock related to vesting of restricted stock units	344,956	—	—	—	—	—
Exercise of warrants	11	—	3	—	—	3
Issuance of common stock pursuant to exercise of prefunded warrants	2,173,911	—	—	—	—	—
Stock-based compensation expense	—	—	30,779	—	—	30,779
Net unrealized gain on marketable securities	—	—	—	1,814	—	1,814
Net loss	—	—	—	—	(305,206)	(305,206)
Balance at September 30, 2025	189,710,951	$18	$4,097,980	$3,116	$(2,504,210)	$1,596,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholdersʼ
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	164,674,594	$16	$2,963,342	$544	$(1,137,708)	$1,826,194
Issuance of common stock pursuant to stock option exercises	73,342	—	810	—	—	810
Issuance of common stock related to vesting of restricted stock units	165,078	—	—	—	—	—
Stock-based compensation expense	—	—	16,208	—	—	16,208
Net unrealized loss on marketable securities	—	—	—	(1,742)	—	(1,742)
Net loss	—	—	—	—	(116,003)	(116,003)
Balance at March 31, 2024	164,913,014	16	2,980,360	(1,198)	(1,253,711)	1,725,467
Issuance of common stock pursuant to stock option exercises	238,793	—	4,340	—	—	4,340
Issuance of common stock related to vesting of restricted stock units	303,953	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	190,748	—	3,164	—	—	3,164
Stock-based compensation expense	—	—	19,775	—	—	19,775
Net unrealized loss on marketable securities	—	—	—	(665)	—	(665)
Net loss	—	—	—	—	(133,233)	(133,233)
Balance at June 30, 2024	165,646,508	16	3,007,639	(1,863)	(1,386,944)	1,618,848
Issuance of common stock pursuant to stock option exercises	218,318	—	3,001	—	—	3,001
Issuance of common stock related to vesting of restricted stock units	255,934	—	—	—	—	—
Issuance of common stock upon at-the-market offering	1,627,576	—	74,293	—	—	74,293
Stock-based compensation expense	—	—	20,775	—	—	20,775
Net unrealized gain on marketable securities	—	—	—	5,675	—	5,675
Net loss	—	—	—	—	(156,288)	(156,288)
Balance at September 30, 2024	167,748,336	$16	$3,105,708	$3,812	$(1,543,232)	$1,566,304

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(766,409)	$(405,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	32	318
Amortization of intangible assets	801	802
Stock-based compensation expense	84,693	56,758
Depreciation and amortization	5,513	4,824
Change in fair value of warrant liabilities and contingent earn-out shares	2,731	(4,543)
Non-cash interest expense on liability related to sale of future royalties	12,294	—
Net amortization of premium or discount on marketable securities	(23,277)	(35,739)
Amortization of operating lease right-of-use asset	5,542	2,811
Impairment of assets	—	2,761
Changes in operating assets and liabilities:
Accounts receivable	—	1,254
Prepaid expenses and other current assets	(6,290)	(4,586)
Accounts payable	20,036	(35,828)
Accrued expenses and other current liabilities	57,663	3,687
Operating lease liability	(1,198)	(1,238)
Long-term deposits	(4,723)	(5,078)
Other noncurrent assets	(12,718)	(805)
Other noncurrent liabilities	1,807	980
Net cash used in operating activities	(623,503)	(419,146)
Cash flows from investing activities
Purchases of marketable securities	(1,498,365)	(1,441,413)
Maturities of marketable securities	1,549,222	1,289,008
Sales of marketable securities	6,384	—
Purchases of property and equipment	(14,065)	(9,086)
Net cash provided by (used in) investing activities	43,176	(161,491)
Cash flows from financing activities
Proceeds from issuance of common stock upon at-the-market offering, net of issuance costs	—	74,293
Proceeds from issuance of common stock under equity incentive plans	6,973	8,151
Proceeds from issuance of common stock related to employee stock purchase plan	4,644	3,164
Proceeds from the sale of future royalties	244,215	—
Exercise of warrants	4	—
Deferred offering costs	29	—
Net cash provided by financing activities	255,865	85,608
Net decrease in cash, cash equivalents and restricted cash	(324,462)	(495,029)
Cash, cash equivalents and restricted cash - beginning of period	546,762	699,179
Cash, cash equivalents and restricted cash - end of period	$222,300	$204,150
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	217,442	201,262
Restricted cash	4,858	2,888
Cash, cash equivalents and restricted cash - end of period	$222,300	$204,150
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$1,422	$616
Right-of-use assets obtained in exchange for operating lease liabilities	22,458	—

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

Liquidity

The Company has incurred net operating losses in each year since inception. As of September 30, 2025, the Company had an accumulated deficit of $2.5 billion. Management believes that its existing cash, cash equivalents and marketable securities will enable the Company to fund its planned operations for at least 12 months following the issuance date of these unaudited condensed consolidated financial statements.

2.
Summary of significant accounting policies

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and applicable rules of the Securities and Exchange Commission (SEC) regarding interim financial reporting and, in the opinion of management, include all normal and recurring adjustments which are necessary to state fairly the Company’s financial position and results of operations for the reported periods. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 26, 2025 (the 2024 Form 10-K). Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The unaudited condensed consolidated financial statements for the periods ended September 30, 2025 and September 30, 2024 include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The functional and reporting currency of the Company and its subsidiaries is the U.S. dollar.

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

Liability related to the sale of future royalties

The Company accounts for the revenue participation right purchase and sale agreement with Royalty Pharma Investments 2019 ICAV (Royalty Pharma), pursuant to which Royalty Pharma purchased the right to receive tiered royalty payments with respect to worldwide net product sales of (i) the Company’s RAS(ON) multi-selective inhibitor, daraxonrasib (together with certain potential future products having the same mechanism of action as daraxonrasib, collectively, RMC-6236 Products) and (ii) the Company’s RAS(ON)

G12D-selective inhibitor, zoldonrasib (together with certain potential future products having the same mechanism of action as zoldonrasib, RMC-9805 Products), if an RMC-9805 Product is approved for the same indication or subset of the same indication for which an RMC-6236 Product is approved, as a debt financing under ASC Topic 470, Debt (ASC 470) to be amortized over the estimated life of the royalty term arrangement using the effective interest method. Non-cash interest expense is recognized in the consolidated statements of operations as a component of interest expense.

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

In addition to the significant expense categories included within consolidated net loss presented on the Company’s condensed consolidated statements of operations, see below for disaggregated amounts that comprise research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Third-party research and development expenses(a)	$170,002	$95,583	$446,882	$246,508
Salaries and other employee-related expenses	46,883	27,390	125,247	78,304
Stock-based compensation expense	20,339	13,369	55,844	36,389
Amortization of intangible assets	267	267	801	801
Other research and development costs	25,015	15,143	63,615	42,127
Total research and development expense	$262,506	$151,752	$692,389	$404,129

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB), under its ASC or other standard setting bodies, and adopted by the Company as of the specified effective date. No new pronouncements have been adopted by the Company for the three and nine months ended September 30, 2025.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software. The new guidance amends the existing standard that refers to various stages of a software development project to align better with current software development methods. The new guidance will be effective for all entities for annual periods beginning after December 15, 2027. The guidance can be applied on a fully prospective basis, a modified basis for in-process projects, or a full retrospective basis. The Company is currently evaluating the impact of the standard on the Company’s consolidated financial statements.

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

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	September 30, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$185,582	$185,582	$—	$—
Commercial paper	127,475	—	127,475	—
Certificates of deposit	2,585	—	2,585	—
U.S. government and agency securities	707,513	—	707,513	—
Corporate bonds	908,877	—	908,877	—
Total	$1,932,032	$185,582	$1,746,450	$—
Liabilities:
Warrant liabilities	5,918	3,312	2,606	—
Total	$5,918	$3,312	$2,606	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$409,233	$409,233	$—	$—
Commercial paper	245,658	—	245,658	—
Certificates of deposit	9,048	—	9,048	—
U.S. government and agency securities	1,051,754	—	1,051,754	—
Corporate bonds	571,654	—	571,654	—
Total	$2,287,347	$409,233	$1,878,114	$—
Liabilities:
Warrant liabilities	3,189	1,784	1,405	—
Total	$3,189	$1,784	$1,405	$—

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

4.
Available-for-sale securities

The following tables summarize the amortized cost and estimated fair value of the Company’s available-for-sale marketable securities and cash equivalents and the gross unrealized gains and losses:

	September 30, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$105,046	$20	$(12)	$105,054
Certificates of deposit	2,584	1	—	2,585
U.S. government and agency securities	697,616	1,229	(34)	698,811
Corporate bonds	905,707	1,946	(37)	907,616
Total marketable securities	1,710,953	3,196	(83)	1,714,066
Cash equivalents:
Money market funds	185,582	—	—	185,582
Commercial paper	22,422	—	(1)	22,421
U.S. government and agency securities	8,698	4	—	8,702
Corporate bonds	1,261	—	—	1,261
Total cash equivalents	217,963	4	(1)	217,966
Total available-for-sale securities	$1,928,916	$3,200	$(84)	$1,932,032

	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$158,838	$72	$(17)	$158,893
Certificates of deposit	9,039	10	(1)	9,048
U.S. government and agency securities	1,011,019	1,123	(382)	1,011,760
Corporate bonds	566,008	657	(131)	566,534
Total marketable securities	1,744,904	1,862	(531)	1,746,235
Cash equivalents:
Money market funds	409,233	—	—	409,233
Commercial paper	86,778	—	(13)	86,765
U.S. government and agency securities	39,991	4	(1)	39,994
Corporate bonds	5,120	—	—	5,120
Total cash equivalents	541,122	4	(14)	541,112
Total available-for-sale securities	$2,286,026	$1,866	$(545)	$2,287,347

The amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are summarized below as of September 30, 2025:

	September 30, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Mature in one year or less	$1,428,711	$1,935	$(61)	$1,430,585
Mature after one year through two years	500,205	1,265	(23)	501,447
Total available-for-sale securities	$1,928,916	$3,200	$(84)	$1,932,032

5.
Balance sheet components

Property and equipment, net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2025	2024
	(in thousands)
Laboratory equipment	$28,486	$25,192
Leasehold improvements	21,485	14,280
Computer equipment and software	7,346	5,046
Furniture and fixtures	1,955	1,200
Construction in progress	668	394
	59,940	46,112
Less: accumulated depreciation and amortization	(27,014)	(21,823)
Property and equipment, net	$32,926	$24,289

Depreciation expense for property and equipment amounted to $2.0 million and $1.6 million for the three months ended September 30, 2025 and 2024, respectively, and $5.3 million and $4.8 million for the nine months ended September 30, 2025 and 2024, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2025	2024
	(in thousands)
Accrued compensation	$31,783	$30,774
Accrued research and development	112,067	63,635
Accrued professional services	2,356	1,623
Other	8,241	583
Total accrued expenses and other current liabilities	$154,447	$96,615

6.
Intangible assets and goodwill

Intangible assets, net

Intangible assets, net consisted of the following as of September 30, 2025:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(7,411)	69	0.1
Total	$63,280	$(7,411)	$55,869

Amortization expense for the three months ended September 30, 2025 and 2024 was $0.3 million and for the nine months ended September 30, 2025 and 2024 was $0.8 million.

As of September 30, 2025, future amortization expense was as follows:

Amount
(in thousands)
2025 (remaining one month)	$69
Total	$69

Intangible assets, net consisted of the following as of December 31, 2024:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(6,610)	870	0.9
Total	$63,280	$(6,610)	$56,670

Goodwill

The following summarizes the change in the carrying value of goodwill for the three and nine months ended September 30, 2025:

Amount
(in thousands)
Balance at December 31, 2024	$14,608
Adjustment	—
Balance at September 30, 2025	$14,608

No impairment had been recognized as of September 30, 2025. Goodwill recorded is not deductible for income tax purposes.

7.
Commitments and contingencies

Leases

In January 2015, as amended in September 2016, the Company entered into an operating lease for approximately 42,000 square feet of office, laboratory and research and development space located at 700 Saginaw Drive, Redwood City, California (the 700 Building). In April 2020, the Company amended the lease to lease an additional 19,000 square feet of office, laboratory and research and development space located at 300 Saginaw Drive, Redwood City, California (the 300 Building). In November 2021, the Company amended the lease to lease an additional 41,000 square feet of office, laboratory and research and development space located at 800 Saginaw Drive, Redwood City, California (the 800 Building). In March 2023, the Company amended the lease to lease an additional approximately 40,000 square feet of office, laboratory and research and development space located at 900 Saginaw Drive, Redwood

City, California (the 900 Building), and to extend the lease term through December 31, 2035. The Company obtained possession of the 900 Building in October 2023. In July 2024, the Company amended the lease to lease an additional approximately 43,000 square feet of office, laboratory and research and development space located at 500 Saginaw Drive, Redwood City, California (the 500 Building). In November 2024, the Company amended the lease to lease an additional approximately 46,961 square feet of office, laboratory and research and development space located at 600 Saginaw Drive, Redwood City, California (the 600 Building). The Company has the option to extend the lease for the Buildings for an additional ten years after December 31, 2035. Additionally, in November 2024, the Company also entered into a sublease agreement pursuant to which approximately 23,481 square feet of office space located on the first floor of the 600 Building was subleased. The term of the sublease is through October 2027, with no options to extend. The sublease is accounted for as an operating lease. In July 2025, the Company amended the lease to lease an additional approximately 61,000 square feet of office, laboratory and research and development space located at 400 Saginaw Drive, Redwood City, California (the 400 Building). The Company has the option to extend the lease for an additional ten years after the first anniversary of the lease commencement date of the 400 Building. Additionally, in July 2025, the Company also entered into a sublease agreement pursuant to which approximately 35,000-44,000 square feet of office space located on the first floor of the 400 Building was subleased. The term of the sublease is through October 2026, with an option to extend through mutual agreement between the parties. The sublease is accounted for as an operating lease.

The Company maintains letters of credit for the benefit of the landlord which are classified as restricted cash in the unaudited condensed consolidated balance sheets. Restricted cash related to letters of credit due to the landlord was $4.6 million as of September 30, 2025 and $3.7 million as of December 31, 2024.

Through September 30, 2025, the landlord had provided the Company with $20.3 million in tenant improvement allowances, which were recognized as lease incentives. The lease incentives are being amortized as an offset to rent expense over the lease term in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

Upon the execution of the lease in July 2024, the Company determined that the contract is related to a new right-of-use asset for the 500 Building, which is being accounted for as an operating lease under ASC 842. Upon obtaining possession of the building in October 2024, the Company recorded a right-of-use asset of $18.2 million, a lease liability of $21.8 million and a lease receivable of $3.6 million for the 500 Building. The Company is recognizing rent expense for the building on a straight-line basis through the term of the lease.

Upon the execution of the lease in November 2024, the Company determined that the contract is related to a new right-of-use asset for the 600 Building, which is being accounted for as an operating lease under ASC 842. The Company recorded a right-of-use asset and a lease liability of $26.3 million for the 600 Building. The Company is recognizing rent expense for the building on a straight-line basis through the remaining extended term of the lease.

Upon the execution of the lease in July 2025, the Company determined that the contract is related to a new right-of-use asset for the 400 Building, which is being accounted for as an operating lease under ASC 842. The Company recorded a right-of-use asset of $22.4 million, a lease liability of $23.8 million and a lease receivable of $1.4 million for the 400 Building. The Company is recognizing rent expense for the building on a straight-line basis through the term of the lease.

The balance sheet classification of the Company’s operating lease liabilities was as follows:

	September 30,	December 31,
	2025	2024
	(in thousands)
Operating lease liabilities:
Operating lease liability – current	$16,326	$12,872
Operating lease liability – noncurrent	142,135	122,971
Total operating lease liabilities	$158,461	$135,843

The components of lease costs for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Operating lease cost	$5,548	$2,798	$14,633	$8,393
Less: Sublease income	(629)	—	(2,507)	—
Total operating lease cost, net(1)	$4,919	$2,798	$12,126	$8,393

(1) Net lease cost does not include short-term lease and variable lease costs, which were immaterial.

As of September 30, 2025, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2025 (remaining three months)	$5,855
2026	19,615
2027	20,210
2028	21,861
2029	22,626
Thereafter	153,353
Total undiscounted lease payments	$243,520
Less: Imputed interest	(74,329)
Less: Lease receivable	(10,730)
Total operating lease liabilities	$158,461

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted-average discount rate used to determine the operating lease liability was 7.97%. As of September 30, 2025 and December 31, 2024, the weighted-average remaining lease term was 10.3 years and 11.0 years, respectively.

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

On December 9, 2024, Nemeth v. Casdin, et al., Case No. 2024-1268-KSJM (Del. Ch.), was filed in the Court of Chancery of the State of Delaware (the Complaint) arising from CM Life Sciences III., Inc.’s (CMLS III) December 17, 2021 merger with EQRx, Inc. (Legacy EQRx) (the Merger). The Complaint was filed by former stockholders of CMLS III and brings claims for breach of fiduciary duty and unjust enrichment against members of CMLS III’s board of directors, CMLS III’s officers, and CMLS III’s sponsor in connection with the Merger. The Complaint also brings claims for aiding and abetting breaches of fiduciary duties against certain investment firms involved with the merger process, the Company, solely as successor-in-interest to EQRx, and Legacy EQRx’s former Executive Chairman and CEO, Alexis Borisy, who is also on the Company’s board of directors. Defendants moved to dismiss the Complaint in February 2025. The parties reached an agreement in principle to resolve the matter, which remains subject to the execution of final documentation and court approval, and the Company has recorded an estimated accrual of $5.0 million in accrued and other current liabilities as of September 30, 2025, based on its expected contribution under the agreement and anticipated insurance recoveries.

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

The upfront $250.0 million received was recorded as a liability and measured at amortized cost. Debt issuance costs of $5.8 million were recorded as a direct deduction from the carrying amount of the liability and are amortized to interest expense using the effective interest method over the estimated term of the arrangement. The effective interest rate for the initial tranche was determined based on the Company’s projections of future Royalty Payments. The Company evaluates the estimated timing and amount of future Royalty Payments each reporting period and will revise the effective interest rate prospectively if those estimates change materially.

The carrying value of the liability related to the sale of future royalties approximates fair value as of September 30, 2025 and is classified as either current or noncurrent based on the estimated timing of future Royalty Payments. The Company’s projections of future Royalty Payments are subject to significant estimation uncertainty and are based on various assumptions, including expected commercial launch timelines, regulatory approval probabilities, and projected net product sales over the term of the agreement. These inputs are considered to be Level 3 inputs in the fair value hierarchy, as they involve significant unobservable inputs and judgment. Changes in these assumptions could have a material impact on the effective interest rate.

The following table shows the activity of the liability related to the sale of future royalties as of September 30, 2025:

Amount
(in thousands)
Liability related to the sale of future royalties - beginning balance	$—
Proceeds from the sale of future royalties	250,000
Issuance costs	(5,785)
Non-cash interest expense associated with the sale of future royalties	12,008
Amortization of issuance costs	286
Liability related to the sale of future royalties - ending balance	$256,509

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

As of September 30, 2025, no amounts had been drawn under the Loan Agreement, and no liability was recorded.

10.
Common stock

As of September 30, 2025 and December 31, 2024, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. As of September 30, 2025, no dividends had been declared to date.

As of September 30, 2025, all of the pre-funded warrants have been converted into equity. The Company has reserved shares of common stock for future issuance as follows:

	September 30,	December 31,
	2025	2024
Outstanding options to purchase common stock	17,645,851	13,985,538
Unvested restricted stock units of common stock	3,842,541	2,850,112
Available for future issuance under the 2020 Incentive Award Plan	2,812,431	8,945,644
Available for issuance under the 2020 Employee Stock Purchase Plan	5,794,632	3,775,682
Pre-funded warrants issued and outstanding	—	2,173,917
Total	30,095,455	31,730,893

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

For the three and nine months ended September 30, 2025, there were 159,984 shares of common stock purchased under the ESPP. As of September 30, 2025, a total of 5,794,632 shares of common stock were available for future issuance under the ESPP. As of September 30, 2025, there was $2.2 million of unrecognized compensation cost related to the ESPP.

Stock options

The following summarizes option activity under both the 2020 Plan and the 2014 Plan:

	Number of Shares underlying options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2024	13,985,538	$24.25	7.36	$276,335
Options granted	4,341,656	39.74
Options exercised	(501,951)	13.89
Options cancelled and forfeited	(179,392)	36.23
Balance, September 30, 2025	17,645,851	$28.23	7.32	$328,121
Options vested and exercisable as of September 30, 2025	9,512,669	$22.17	6.04	$233,427

As of September 30, 2025, there was $177.7 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.76 years.

Restricted stock units

Activity under the 2020 Plan with respect to the Company’s restricted stock units (RSUs) during the nine months ended September 30, 2025 was as follows:

	Number of Shares	Weighted- average grant date fair value per share	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2024	2,850,112	$30.87	1.49	$124,664
RSUs granted	2,084,659	39.73
RSUs vested	(978,467)	29.99
RSUs forfeited	(113,763)	34.33
Balance, September 30, 2025	3,842,541	$35.80	1.53	$179,447
Expected to vest as of September 30, 2025	3,842,541	$35.80	1.53	$179,447

The number of RSUs vested includes shares of common stock that the Company withheld to satisfy the minimum statutory tax withholding requirements. As of September 30, 2025, there was $129.2 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 2.89 years.

Stock-based compensation expense

Total stock-based compensation expense related to stock options, RSUs and the ESPP by function was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Research and development	$20,339	$13,369	$55,844	$36,389
General and administrative	10,440	7,406	28,849	20,369
Total	$30,779	$20,775	$84,693	$56,758

12.
Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(305,206)	$(156,288)	$(766,409)	$(405,524)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	189,231,562	166,843,984	188,657,560	165,576,333
Net loss per share attributable to common stockholders, basic and diluted	$(1.61)	$(0.94)	$(4.06)	$(2.45)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of September 30,
	2025	2024
Options to purchase common stock	17,645,851	14,082,077
Unvested restricted stock units of common stock	3,842,541	2,967,439
Expected shares to be purchased under ESPP	547,185	349,428
Warrants outstanding	2,194,329	2,194,342
Earn-out shares	—	973,976
Total	24,229,906	20,567,262

13.
Subsequent events

2024 ATM Program

In August 2024, the Company entered into a sales agreement with TD Securities (USA) LLC (f/k/a Cowen and Company LLC) (TD Cowen), to sell shares of our common stock, from time to time, through an at-the-market equity offering program (the 2024 ATM). In October 2025, the Company sold an aggregate of 3,521,018 shares of common stock under the 2024 ATM resulting in gross proceeds of $185.7 million. After deducting commissions and expenses of $2.8 million, net proceeds to the Company were $182.9 million.

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

Daraxonrasib

Daraxonrasib (RMC-6236), our RAS(ON) multi-selective inhibitor, is designed as an oral, RAS-selective tri-complex inhibitor of multiple RAS(ON) variants containing cancer driver mutations at all three of the major RAS mutation hotspot positions, G12, G13, and Q61. Daraxonrasib inhibits all three major RAS isoforms, suppressing the mutant cancer driver and cooperating wild-type RAS proteins. In October 2025, the U.S. Food and Drug Administration (FDA) granted us a non-transferrable voucher for daraxonrasib under the Commissioner’s National Priority Voucher (CNPV) pilot program. Also in October 2025, daraxonrasib was granted Orphan Drug Designation by the FDA for the treatment of pancreatic cancer. In June 2025, daraxonrasib received Breakthrough Therapy Designation from the FDA for previously treated metastatic pancreatic ductal adenocarcinoma (PDAC) in patients with KRAS G12 mutations.

A global, randomized Phase 3 registrational trial of daraxonrasib in the second-line (2L) treatment of patients with metastatic PDAC, which we call the RASolute 302 study, is ongoing. In the RASolute 302 study, we are randomizing patients in a 1:1 ratio to receive either daraxonrasib at a dose of 300 mg daily or the investigator’s choice of chemotherapy. We are winding down enrollment globally for RASolute 302 as we near completion of enrollment at all U.S. and international sites and currently expect a clinical readout in 2026.

A global, randomized Phase 3 registrational trial comparing daraxonrasib versus docetaxel in patients with locally advanced or metastatic RAS-mutated non-small cell lung cancer (NSCLC) who have been treated with immunotherapy and platinum-containing chemotherapy, which we call the RASolve 301 study, is ongoing. In the RASolve 301 study, we are randomizing patients in a 1:1 ratio to receive either daraxonrasib at a dose of 200 mg daily or docetaxel at a dose of 75 mg/m2 every three weeks.

A global, randomized Phase 3 registrational trial evaluating daraxonrasib as an adjuvant therapy for patients with resectable PDAC, which we call the RASolute 304 study, has been initiated. In the RASolute 304 study, patients with resectable PDAC who have received surgery and perioperative chemotherapy per standard of care are randomized in a 1:1 ratio either to observation or to receive daraxonrasib at a dose of 300 mg daily.

We currently expect to initiate a global, randomized Phase 3 registrational trial comparing daraxonrasib with and without chemotherapy versus chemotherapy in patients with first-line (1L) metastatic PDAC, which we call the RASolute 303 study in the second half of 2025.

We currently expect to initiate a global, randomized Phase 3 study of daraxonrasib in combination with pembrolizumab and chemotherapy in patients with 1L RAS mutant NSCLC in 2026.

On September 10, 2025, we reported updated clinical safety, tolerability, and activity data for daraxonrasib from our first-in-human monotherapy study of daraxonrasib, which we refer to as the RMC-6236-001 study, in patients with previously treated RAS-mutant PDAC as of a data cutoff date of June 30, 2025. We believe these data support continued development of daraxonrasib in patients with RAS-mutant PDAC.

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

On September 10, 2025, we reported initial clinical safety, tolerability, and activity data for daraxonrasib from the RMC-6236-001 study for patients with treatment-naïve metastatic RAS-mutant PDAC, as of a data cutoff date of July 28, 2025. Also on September 10, 2025, we reported initial clinical safety, tolerability, and activity data for the combination of daraxonrasib at a dose of 200 mg daily with gemcitabine at a dose of 1000 mg/m2 and of nab-paclitaxel at a dose of 125 mg/m2 (GnP), with GnP administered every two weeks, from our Phase 1 RMC-GI-102 study (the RMC-GI-102 Study), for patients with metastatic RAS-mutant PDAC that were treated in the 1L setting, as of a data cutoff date of July 28, 2025. We believe these preliminary data observations from the RMC-6236 Study and RMC-GI-102 Study support the Company’s plans to initiate the RASolute 303 study. We expect to share updated data for daraxonrasib with and without GnP in patients with metastatic RAS-mutant PDAC that were treated in the 1L setting, including preliminary durability, in the first half of 2026.

Based on our clinical and preclinical observations, we believe there is an opportunity to evaluate daraxonrasib combinations in earlier lines of therapy in multiple tumor types, and we are currently evaluating several exploratory combination regimens that include daraxonrasib in order to assess the potential for development in these settings. These combinations include daraxonrasib with pembrolizumab, daraxonrasib with elironrasib, daraxonrasib with zoldonrasib, daraxonrasib with standard of care chemotherapy agents, and daraxonrasib with vopimetostat (TNG462), a PRMT5 inhibitor. We are also planning a combination study of daraxonrasib with ivonescimab, a PD-1/VEGF bispecific antibody.

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

On October 22, 2025, we reported clinical safety, tolerability and antitumor activity data for elironrasib in patients with KRAS G12C mutant NSCLC, who had received prior therapy with a KRAS(OFF) G12C inhibitor as of a data cutoff date of August 4, 2025.

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

We believe that these data collectively support our ongoing development of zoldonrasib as a single agent and in combination with other therapies. These combinations include zoldonrasib with standard of care chemotherapy agents, zoldonrasib with vopimetostat (TNG462) and, as referenced in the “Daraxonrasib (RMC-6236)” section above, zoldonrasib with daraxonrasib. An exploratory combination study of zoldonrasib with daraxonrasib is ongoing and we expect to initiate a registration trial for zoldonrasib combination in patients with first line metastatic PDAC in the first half of 2026. We also currently expect to initiate one or more additional pivotal combination studies in 2026 that incorporate either zoldonrasib or elironrasib. We are also planning a combination study of zoldonrasib with ivonescimab.

RMC-5127

RMC-5127 is designed as a RAS(ON) oral G12V-selective inhibitor. It is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of RAS G12V-bearing cancer cells and is engineered for selective inhibition of RAS G12V over other RAS isoforms via non-covalent binding interactions. In April 2025, RMC-5127 was highlighted in a New Drugs on the Horizon presentation at the American Association for Cancer Research (AACR) Annual Meeting. We currently expect to initiate a first-in-human dose escalation clinical trial of RMC-5127 in the first quarter of 2026.

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

Collaborations

Tango Collaboration

In November 2024, we entered into a clinical trial collaboration and supply agreement with Tango Therapeutics, Inc. (Tango) pursuant to which Tango plans to sponsor clinical trials investigating its compound vopimetostat (TNG462), a PRMT5 inhibitor, with each of daraxonrasib and zoldonrasib (the Tango Collaboration Agreement). Under the Tango Collaboration Agreement, Tango is generally responsible for conducting the trials and all associated costs and expenses (other than the supply of our compounds), and we will supply our compounds. Each party will retain commercial rights to its respective compounds, and the agreement is mutually non-exclusive.

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

Interest expense

Interest expense consists of non-cash interest expense associated with the sale of future royalties.

Other income (expense), net

Other income (expense), net, consists of miscellaneous income and expenses unrelated to our core operations, including the impact of foreign currency exchange differences.

Results of operations

Comparison of the three and nine months ended September 30, 2025 and 2024

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Increase/ (decrease)	2025	2024	Increase/ (decrease)
	(in thousands)			(in thousands)
Operating expenses:
Research and development	$262,506	$151,752	$110,754	$692,389	$404,129	$288,260
General and administrative	52,763	23,960	28,803	128,354	69,085	59,269
Total operating expenses	315,269	175,712	139,557	820,743	473,214	347,529
Loss from operations	(315,269)	(175,712)	(139,557)	(820,743)	(473,214)	(347,529)
Non-operating income (expense):
Interest income	22,083	20,411	1,672	69,402	65,658	3,744
Interest expense	(11,428)	—	(11,428)	(12,295)	—	(12,295)
Change in fair value of warrant liabilities and contingent earn-out shares	(592)	(1,269)	677	(2,731)	4,543	(7,274)
Other income (expense), net	—	282	(282)	(42)	(2,511)	2,469
Total non-operating income, net	10,063	19,424	(9,361)	54,334	67,690	(13,356)
Loss before income taxes	(305,206)	(156,288)	(148,918)	(766,409)	(405,524)	(360,885)
Net loss	$(305,206)	$(156,288)	$(148,918)	$(766,409)	$(405,524)	$(360,885)

Research and development expenses

Our research and development efforts during the three and nine months ended September 30, 2025 and 2024 were focused on our clinical development programs and our preclinical programs. The following table sets forth the components of our research and development expenses for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Increase/ (decrease)	2025	2024	Increase/ (decrease)
	(in thousands)
Third-party research and development expenses:
Clinical Development Programs:
Daraxonrasib (RMC-6236)	$91,493	$50,459	$41,034	$235,875	$107,559	$128,316
Zoldonrasib (RMC-9805)	30,875	13,177	17,698	78,858	39,970	38,888
Elironrasib (RMC-6291)	18,510	11,161	7,349	55,718	36,844	18,874
RAS companion inhibitors	31	1,978	(1,947)	529	5,888	(5,359)
Preclinical programs	29,093	18,808	10,285	75,902	56,247	19,655
Total third-party research and development expenses	170,002	95,583	74,419	446,882	246,508	200,374
Salaries and other employee-related expenses	46,883	27,390	19,493	125,247	78,304	46,943
Stock-based compensation expense	20,339	13,369	6,970	55,844	36,389	19,455
Amortization of intangible assets	267	267	—	801	801	—
Other research and development costs	25,015	15,143	9,872	63,615	42,127	21,488
Total research and development expense	$262,506	$151,752	$110,754	$692,389	$404,129	$288,260

Research and development expenses increased by $110.8 million, or 73%, during the three months ended September 30, 2025 compared to the same period in 2024. The increase in research and development expenses during the three months ended September 30, 2025 was primarily due to a $41.0 million increase in daraxonrasib expenses, primarily attributable to higher clinical trial expenses; a $19.5 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $17.7 million increase in zoldonrasib expenses, primarily attributable to higher clinical trial and clinical supply manufacturing expenses; a $10.3 million increase in preclinical research portfolio expenses; a $9.9 million increase in other research and development costs as a result of higher rent, utilities and information technology expenses associated with increased headcount; a $7.3 million increase in elironrasib expenses, primarily attributable to higher clinical trial expenses; and a $7.0 million increase in stock-based compensation; partially offset by a $1.9 million decrease in RAS companion inhibitor program costs.

Research and development expenses increased by $288.3 million, or 71%, during the nine months ended September 30, 2025 compared to the same period in 2024. The increase in research and development expenses during the nine months ended September 30, 2025 was primarily due to a $128.3 million increase in daraxonrasib expenses, primarily attributable to higher clinical trial expenses and manufacturing expenses for clinical and pre-commercial supply; a $46.9 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $38.9 million increase in zoldonrasib expenses, primarily attributable to higher clinical trial and clinical supply manufacturing expenses; a $21.5 million increase in other research and development costs as a result of higher rent, utilities and information technology expenses associated with increased headcount; a $19.7 million increase in preclinical research portfolio expenses; a $19.5 million increase in stock-based compensation; and a $18.9 million increase in elironrasib expenses, primarily attributable to higher clinical trial expenses; partially offset by a $5.4 million decrease in RAS companion inhibitor program costs.

General and administrative expenses

General and administrative expenses increased by $28.8 million, or 120%, during the three months ended September 30, 2025 compared to the same period in 2024. The increase in general and administrative expenses during the three months ended September 30, 2025 was primarily due to a $7.9 million increase in commercial preparation expenses; a $7.6 million increase in salaries and other employee-related expenses due to increased headcount; a $6.7 million increase in legal related expenses; a $3.0 million increase in stock-based compensation expense; and a $2.9 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount.

General and administrative expenses increased by $59.3 million, or 86%, during the nine months ended September 30, 2025 compared to the same period in 2024. The increase in general and administrative expenses during the nine months ended September 30, 2025 was primarily due to a $17.2 million increase in salaries and other employee-related expenses due to increased headcount; a $17.0 million increase in commercial preparation expenses; an $8.5 million increase in stock-based compensation expense; and a $7.9 million increase in legal related expenses; and a $5.7 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount.

Interest income

Interest income increased by $1.7 million during the three months ended September 30, 2025 compared to the same period in 2024 and increased by $3.7 million during the nine months ended September 30, 2025 compared to the same period in 2024 due to a larger cash, cash equivalents and marketable securities balance.

Interest expense

Interest expense increased by $11.4 million and $12.3 million during the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 due to interest expense and issuance costs amortization under the Royalty Purchase Agreement.

Other income (expense), net

Other income (expense), net decreased by $0.2 million and increased by $2.4 million during the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increase for the nine months ended September 30, 2025 was primarily due to a $2.8 million impairment of a long term asset acquired as part of the EQRx Acquisition in the first quarter of 2024.

One Big Beautiful Bill Act

On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (the OBBBA), which includes provisions amending the corporate income tax code. For the three months ended September 30, 2025, no material effect of the OBBBA was recognized in our operating results, as the impact was offset by a valuation allowance. We will continue to monitor and assess the potential effects of the OBBBA on our financial position, results of operations, and cash flows.

Liquidity and Capital Resources

In November 2021, we entered into a sales agreement with TD Securities (USA) LLC (f/k/a Cowen and Company LLC) (TD Cowen), as amended in March 2024, to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $250 million, through an at-the-market equity offering program (the 2021 ATM). During the year ended December 31, 2024, we sold an aggregate of 1,294,050 shares of common stock under the 2021 ATM, resulting in gross proceeds of $60.8 million. In August 2024, we terminated the 2021 ATM and entered into a new sales agreement with TD Cowen to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $500 million, through an at-the-market equity offering program (the 2024 ATM). Through December 31, 2024, we have sold an aggregate of 1,147,893 shares of common stock under the 2024 ATM, resulting in gross proceeds of $60.4 million. During the nine months ended September 30, 2025, we did not sell any shares of common stock in ATM offerings. In October 2025, the Company sold an aggregate of 3,521,018 shares of common stock under the 2024 ATM resulting in gross proceeds of $185.7 million.

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

To date, our operations have been financed primarily by our public offerings of common stock, the EQRx Acquisition, the Royalty Purchase Agreement, and proceeds received under the Sanofi Agreement from June 2018 through June 2023 for upfront payments and for research and development cost reimbursement.

As of September 30, 2025, we had $1.9 billion in cash, cash equivalents and marketable securities.

As of September 30, 2025, we had an accumulated deficit of $2.5 billion. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our product candidates and our pre-clinical research portfolio, and to a lesser extent, general and administrative and commercial preparation expenditures. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue to advance our product candidates into later stages of development, which includes conducting larger clinical trials, and increasing our efforts to prepare to become a commercial-stage company.

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

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(623,503)	$(419,146)
Investing activities	43,176	(161,491)
Financing activities	255,865	85,608
Net change in cash and cash equivalents	$(324,462)	$(495,029)

Cash used in operating activities

During the nine months ended September 30, 2025, cash used in operating activities of $623.5 million was attributable to a net loss of $766.4 million, offset by a net change of $54.6 million in our operating assets and liabilities and $88.3 million in non-cash charges. The change in operating assets and liabilities was primarily due to a $57.7 million increase in accrued expenses and other current liabilities, a $20.0 million increase in accounts payable and a $1.8 million increase in noncurrent liabilities, offset by a $12.7 million increase in other noncurrent assets, a $6.3 million increase in prepaid expenses and other current assets, a $4.7 million increase in long-term deposits and a $1.2 million decrease in operating lease liability. The non-cash charges primarily consisted of stock-based compensation expense of $84.7 million, a $12.3 million non-cash interest expense on liability related to sale of future royalties, depreciation and amortization of $6.3 million, amortization of operating lease right-of-use asset of $5.5 million and a $2.7 million change in fair value of warrant liability and offset by net amortization of premium on marketable securities of $23.3 million.

During the nine months ended September 30, 2024, cash used in operating activities of $419.1 million was attributable to a net loss of $405.5 million, offset by a net change of $41.6 million in our operating assets and liabilities and $28.0 million in non-cash charges. The change in operating assets and liabilities was primarily due to a $35.8 million decrease in accounts payable; a $4.6 million increase in prepaid expenses and other current assets; a $5.1 million increase in long-term deposits; a $1.2 million decrease in operating lease liability offset by a $3.7 million decrease in accrued expenses and other current liabilities; and a $1.3 million decrease in accounts receivable. The non-cash charges primarily consisted of stock-based compensation expense of $56.8 million; depreciation and amortization of $5.6 million; a $2.8 million impairment of a long term asset acquired as part of the EQRx Acquisition; amortization of operating lease right-of-use asset of $2.8 million, offset by net amortization of premium on marketable securities of $35.7 million; and a $4.5 million change in fair value of warrant liabilities and contingent earn-out shares.

Cash provided by (used in) investing activities

During the nine months ended September 30, 2025, cash provided by investing activities of $43.2 million was comprised of maturities of marketable securities of $1.5 billion and sale of marketable securities of $6.4 million partially offset by purchases of marketable securities of $1.5 billion and purchases of property and equipment of $14.1 million.

During the nine months ended September 30, 2024, cash used in investing activities of $161.5 million was comprised of maturities of marketable securities of $1.3 billion partially offset by purchases of marketable securities of $1.4 billion and purchases of property and equipment of $9.1 million.

Cash provided by financing activities

During the nine months ended September 30, 2025, cash provided by financing activities comprised primarily of $244.2 million in proceeds from the sale of future royalties, $7.0 million in proceeds from the issuance of common stock upon the exercise of stock options and $4.6 million in proceeds from the issuance of common stock related to our 2020 Employee Stock Purchase Plan (the ESPP).

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

We held cash, cash equivalents and marketable securities of $1.9 billion and $2.3 billion as of September 30, 2025 and December 31, 2024, respectively, which consisted of bank deposits, money market funds, U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, an immediate one percent change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President, Chief Executive Officer and Director and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2025. Based on the evaluation, our President, Chief Executive Officer and Director and our Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were, in design and operation, effective to the reasonable assurance level.

Changes in internal control over financial reporting

We have evaluated changes in our internal control over financial reporting during the three months ended September 30, 2025, to identify any change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In September 2025, we implemented a new accounting and financial reporting system. We have made changes to our internal control over financial reporting to address the related processes and system. We will continue to evaluate any further changes to our internal control over financial reporting as we expand and refine the use of this system over time.

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

Since our inception, we have incurred significant net losses. Our net losses were $600.1 million, $436.4 million and $248.7 million, for the years ended December 31, 2024, 2023 and 2022, respectively. As of September 30, 2025, we had an accumulated deficit of $2.5 billion. We have funded our operations to date primarily with proceeds from the sale of common stock and preferred stock, the acquisition of EQRx, and the Royalty Purchase Agreement, as well as upfront payments and research and development cost reimbursement received under the Sanofi Agreement. The Sanofi Agreement was terminated in June 2023, and Sanofi has no further reimbursement obligations following this termination. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our product candidates will require additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Preclinical studies, clinical trials and additional research and development activities will require substantial funds to complete. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $1.9 billion. Through September 30, 2025, we have raised $2.1 billion in underwritten public offerings, net of underwriting discounts and commissions and offering expenses and have completed sales generating $246.4 million in gross proceeds pursuant to at-the-market equity offering programs. In June 2025, we received $250.0 million of gross proceeds under the Royalty Purchase Agreement, and subject to our meeting certain terms and conditions, including certain commercial milestones and other trigger events, additional capital may be available under the Loan Agreement and the Royalty Purchase Agreement (see Notes 8 and 9 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information). The EQRx Acquisition added $1.1 billion to our working capital in 2023. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs and to prepare for their potential commercialization. If we are able to gain marketing approval for our product candidates, we will require significant additional amounts of cash in order to launch and commercialize our product candidates, if approved, to the extent that their launch and commercialization are not the responsibility of another collaborator that we may contract with in the future. In addition, other unanticipated costs may arise. Because the design and outcome of our current, planned and potential future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

Our business is dependent on the successful development of our current and future product candidates. We are evaluating certain of our product candidates in both exploratory and pivotal clinical trials, both as monotherapy and in combination regimens, including the RASolute 302 study, RASolute 303 study and RASolve 301 study with daraxonrasib. The remainder of our programs are in the preclinical stage, and the clinical development of these programs is subject to our continuing assessment of our portfolio priorities. The success of our business, including our ability to finance our company and generate revenue from products in the future, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. Our current product candidates, and any of our future product candidates, will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from product sales.

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
•
the risk that patients enrolled in clinical trials will not remain on the trial through the completion of evaluation; and
•
the ability of clinical trial investigators to enroll patients in cases of outbreak of disease, geopolitical or other conflicts or natural disasters, including as a result of the ongoing conflicts between Russia and Ukraine or in the Middle East.

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

There are several programs in clinical development targeting KRAS G12C, including programs directed at KRAS(OFF) G12C being conducted by Allist Pharmaceuticals (licensed from Jacobio Pharmaceuticals Co. Ltd.), Amgen Inc., Betta Pharmaceuticals Co., Ltd., Bristol Myers Squibb Company, Chengdu Huajian Future Technology Co. Ltd., D3 BIO, Inc., Eli Lilly, GenEros Biopharma Ltd., Genhouse Bio Co. Ltd., Guangzhou BeBetter Medicine Technology Co., Ltd., HUYA Bioscience (Jemincare), Innovent Biologics,

Inc. (licensed from Genfleet Therapeutics), InventisBio, Jiangsu Hansoh Pharmaceutical Group Co., Ltd., Jiangsu Hengrui Pharmaceuticals, Merck, Sharpe & Dohme LLC, Roche, Shanghai Junshi Biosciences Co., Ltd., Shanghai YingLi Pharmaceutical, Shouyao Holdings (Beijing) Co. Ltd. and Suzhou Zelgen Biopharmaceuticals., BridgeBio Pharma, Inc. and Frontier Medicines each have a dual KRAS(ON/OFF) G12C program in the clinic. There are also several clinical programs directed at KRAS G12D, including those being conducted by Allist Pharmaceuticals, Arvinas, Astellas Pharma Inc., AstraZeneca, Chengdu Hyperway, Eli Lilly, Genentech, Genfleet Therapeutics, Incyte Corporation, Jiangsu Hansoh, Jiangsu Hengrui Pharmaceuticals Company Ltd, J,iangxi Kerui, Kumquat Biosciences, PAQ Therapeutics, Qilu Pharmaceutical, Quanta Therapeutics, Ranok Therapeutics, Tyligand Bioscience and Verastem Oncology. Zelgen Biopharmaceuticals. In addition, there are a few clinical programs directed at KRAS G12V, including those being conducted by Affini-T Therapeutics, Anocca, ImmuXell, Neowise Biotechnology, and Yingkai Saiwei (Beijing) Biotechnology. Other clinical programs directed at mutant RAS, including pan-RAS or pan-KRAS inhibitors and Plk1 inhibitors, are being conducted, including those by Alaunos Therapeutics, Inc., Alterome, BeOne Medicines (previously known as BeiGene), Boehringer Ingelheim, BridgeBio, Cardiff Oncology, Chugai Pharmaceutical Co., Ltd., Eli Lilly, Elicio Therapeutics, Erasca, GenFleet Therapeutics, Gritstone bio, Inc., Jacobio, Moderna, Inc., Pfizer, Inc., Quanta Therapeutics, RasCal Therapeutics, Shanghai YingLi Pharmaceutical, Silenseed Ltd., Silexion Therapeutics, Treeline Biosciences, and Circio Holding (previously known as Targovax ASA). There are several programs in clinical development targeting SHP2, including those being conducted by Betta Pharmaceuticals Co., Ltd., Etern BioPharma (Shanghai) Co. Ltd., Genhouse Bio Co. Ltd., Hutchmed Ltd., HUYA Bioscience, InnoCare Pharma Ltd., Jacobio Pharmaceuticals Co. Ltd., Jiangsu Hansoh Pharmaceutical Group Co., Ltd., Nanjing Sanhome Pharmaceutical, Navire Pharma, Inc., a BridgeBio company (licensed to Bristol Myers Squibb Company), Novartis AG, Relay Therapeutics, Inc. (licensed to Roche), Shanghai Gopherwood Biotech Co., Ltd., and Shanghai Ringene Biopharma Co., Ltd. The above list includes corporate competitors that we are currently aware of and that are currently conducting clinical trials or marketing in geographies where we currently anticipate conducting clinical trials for our product candidates. However, companies operating in other geographies, smaller companies and companies with earlier stage programs may also prove to be significant competitors. In addition, academic research departments and public and private research institutions may be conducting research on compounds that could prove to be competitive.

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

Cancer therapies are sometimes characterized as first-line, second-line or third-line. When cancer is detected early enough, first-line therapy — usually chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these — is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We expect to initially seek approval of our product candidates as a therapy for patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

We have limited technical, managerial and financial resources to determine which of our potential assets, including our RAS(ON) inhibitors, should be advanced into further preclinical development, initial clinical trials, later-stage clinical development and potential commercialization. From our RAS(ON) inhibitors, we have selected daraxonrasib, elironrasib and zoldonrasib for clinical evaluation. In making these prioritization decisions and selecting development candidates from our preclinical assets, we may make incorrect determinations. Our decisions to allocate our research and development, management and financial resources toward particular development candidates or therapeutic areas, including the RASolute 302 study, the RASolve 301 study and other pivotal trials, may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate development programs may also be incorrect and could cause us to miss valuable opportunities.

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

We may also seek breakthrough therapy designation for our product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, increased interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs and biologics designated as breakthrough therapies also receive the same benefits associated with fast track designation, including eligibility for rolling review of a submitted NDA, if the relevant criteria are met. Like fast track designation, breakthrough therapy designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. Daraxonrasib has been granted breakthrough therapy designation in previously treated, metastatic PDAC patients with KRAS G12 mutations and elironrasib was granted breakthrough therapy designation for the treatment of adult patients with KRAS G12C-mutated locally advanced or metastatic NSCLC who have received prior chemotherapy and immunotherapy but have not been previously treated with a KRAS G12C inhibitor. The receipt of these breakthrough therapy designation (and any future designations we may receive for a product candidate) may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if a product candidate qualifies as a breakthrough therapy, the FDA may later decide that the drug no longer meets the conditions for qualification and rescind the designation.

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

We have received a Commissioner’s National Priority Voucher (CNPV) from FDA for daraxonrasib, but we may not realize any benefit from our participation in the FDA’s CNPV Pilot Program, and any changes to or termination of the CNPV Pilot Program could delay or adversely affect development and review of our product candidates.

In June 2025, the FDA announced the CNPV Pilot Program to test an expedited review process for certain drugs and biologics that are designed to address certain national priorities identified by the FDA, including drugs of biologics that are intended to address a U.S. public health crisis, deliver more innovative cures for the American people, address a large unmet medical need, onshore drug development and manufacturing, or increase affordability. Drugs or biologics accepted into the CNPV Pilot Program will receive a CNPV, which according to the FDA, entitles the recipient to accelerated FDA review of a marketing application or supplement for a drug or biologic that aligns with the CNPV Pilot Program’s goals, along with enhanced communication through the application review process, multidisciplinary team-based evaluation and potential for accelerated approval, if the relevant requirements are met. As described by the FDA, CNPVs may not be transferred, and must be applied within two years of being issued. Further, CNPVs do not change the FDA’s standards for review and approval of a Biologics License Application, NDA or supplement, as applicable. In October 2025, the FDA included daraxonrasib in its initial group of CNPV recipients.

The CNPV program, however, is new, limited in scope, and subject to evolving guidance, and available FDA resources. The FDA retains broad discretion to modify the criteria, processes, or benefits of the pilot and may rescind participation or alter timelines or the intended benefits at any time.

In addition, the CNPV for daraxonrasib is non-transferable and requires that we meet specific procedural and data-submission milestones; failure to do so could eliminate anticipated benefits or result in revocation or expiration of the CNPV. Accordingly, participation in the CNPV Pilot Program does not ensure that our product candidates will be accepted for filing, reviewed on a shortened timeline, or ultimately approved. If FDA modifies or terminates the CNPV Pilot Program for any reason, or if we are unable to comply with its requirements, our current development plans and anticipated timelines could be adversely affected.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities. Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. More recently, there have been layoffs and resignations at the FDA and other federal agencies. If a prolonged government shutdown occurs or the FDA or other agencies experiences other delays due to funding shortages, staffing shortages or otherwise, it could significantly impact the ability of those agencies to timely review and process our regulatory submissions.

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

In addition, there are detailed rules and requirements regarding the patents that may be submitted to the FDA or comparable foreign regulatory authority for listing in the Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book) or foreign equivalent. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Orange Book or foreign equivalent. Even if we submit a patent for listing in the Orange Book or foreign equivalent, the FDA or relevant foreign regulatory authority may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If one of our product candidates is approved and a patent covering that product candidate is not listed in the Orange Book or foreign equivalent, a manufacturer of generic drugs would not have to provide advance notice to us of any abbreviated NDA filed with the FDA or relevant foreign regulatory authority to obtain permission to sell a generic version of such product candidate.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, maintaining, defending and enforcing patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws and enforcement practices of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. The ongoing conflict between Russia and Ukraine may also make it difficult or impossible to continue to prosecute patent applications or maintain patents in those countries or other affected territories. For example, in March 2022, a decree was adopted by the Russian government allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may export otherwise infringing products to territories where we have patent protection, but enforcement rights are not as strong as those in the United States. These products may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

As of September 30, 2025, we had 809 full-time employees, including 580 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we operate as a public company, we expect to need additional managerial, research and development, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Furthermore, escalation of geopolitical tensions, including as a result of the ongoing conflicts between Russia and Ukraine or in the Middle East, could impact our current or planned clinical operations and our business partners and suppliers, which could adversely affect our business, partners, suppliers or the economy as a whole. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and have substantial impact on the global economy and our business for an unknown period of time, including limiting our ability to include European or Middle Eastern sites as clinical trial locations in the future, as a result of which we may have to delay, reduce the scope of or suspend one or more of our clinical trials.

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

As of September 30, 2025, 30.1 million shares of common stock were subject to outstanding options, warrants or restricted stock units and were eligible, or expected to become eligible, for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

We have issued in the past, and may from time to time issue, additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. For example, in August 2024, we entered into a sales agreement with TD Cowen, to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $500 million, through an at-the-market equity offering program under which TD Cowen agreed to act as our sales agent. During the year ended December 31, 2024, we sold an aggregate of 1,147,893 shares of common stock under the 2024 ATM, resulting in gross proceeds of $60.4 million. In November 2023, we completed the EQRx Acquisition, which was an all-stock transaction pursuant to which we (i) issued shares of our common stock according to a blended formula, resulting in substantial dilution to our stockholders, and (ii) assumed public and private warrants to purchase shares of our common stock. Additionally, in December 2024, we completed an underwritten public offering that included the sale of pre-funded warrants to purchase 2,173,917 shares of our common stock. Until exercised, the shares issuable upon the exercise of the warrants are not included in the number of our outstanding shares of common stock. If we issue common stock or securities convertible into common stock in the future, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Plans

During the quarterly period ended September 30, 2025, the following directors and officers of the Company adopted Rule 10b5-1 trading arrangements intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act. The details of these arrangements are as follows:

On August 26, 2025, Steve Kelsey, M.D., FRCP, FRCPath, President, Research and Development, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act, which provides for the potential exercise and sale of up to 150,000 shares of the Company’s common stock subject to a stock option held by Dr. Kelsey. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan and March 31, 2026.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	2/18/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	3/8/2021	3.1
10.1	Eighth Amendment, dated as of July 28, 2025, to Lease by and between HCP LS Redwood City, LLC and Revolution Medicines, Inc.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 has been formatted in Inline XBRL and contained in Exhibit 101.				X

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

Revolution Medicines, Inc.

Date: November 5, 2025	By:	/s/ Mark A. Goldsmith
Mark A. Goldsmith, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Revolution Medicines, Inc.

Date: November 5, 2025	By:	/s/ Jack Anders
Jack Anders
Chief Financial Officer (Principal Financial and Accounting Officer)