Form 10-K
period 2025-12-31
Revolution Medicines, Inc.
filed 2026-02-25
CIK 1628171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2025 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $6.7 billion, based on the closing price of the Registrant’s common stock, as reported by the Nasdaq Global Select Market on June 30, 2025 of $36.79 per share.

The number of shares of the Registrant’s Common Stock outstanding on the Nasdaq Global Select Market as of February 20, 2026 was 198,173,397.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2025.

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
•
the timing of and costs involved in obtaining and maintaining regulatory approval for any of our current or future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
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
•
the implementation of our business model and strategic plans for our business, product candidates and technology, including additional indications which we may pursue;
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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (ir.revmed.com), Securities and Exchange Commission (SEC) filings, webcasts, press releases and conference calls. We use these mediums, including our website, to communicate with our stockholders and the public about our company, our products and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage precision oncology company developing novel targeted therapies for RAS-addicted cancers. We possess sophisticated structure-based drug discovery capabilities built upon deep chemical biology and cancer pharmacology know-how and innovative, proprietary technologies that enable the creation of small molecules tailored to unconventional binding sites. Guided by our understanding of genetic drivers and adaptive resistance mechanisms in cancer, we deploy precision medicine approaches to inform innovative monotherapy and combination regimens. Our research and development pipeline comprises inhibitors that bind directly to RAS variants (RAS(ON) Inhibitors) that are designed to be used as monotherapy, in combination with other RAS(ON) Inhibitors and/or other therapeutic agents.

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

We believe tailored RAS(ON) Inhibitors will be useful to serve the diverse landscape of RAS-addicted cancers optimally. In some cases, patients may experience maximal clinical benefit from the broad activity of a RAS(ON) multi-selective inhibitor, such as daraxonrasib (RMC-6236), which is designed to inhibit multiple oncogenic RAS variants. In other settings, treatment with a RAS(ON) mutant-selective inhibitor, designed to selectively target a specific RAS mutation, may be optimal. We further believe that in some cases, it could be beneficial to combine daraxonrasib with a RAS(ON) mutant-selective inhibitor, with daraxonrasib functioning as the backbone of these RAS(ON) Inhibitor doublets. In addition, we believe that in some cases, combination of our RAS(ON) Inhibitors with standard of care therapies, including immunotherapies, or other novel therapies, may be optimal.

We are advancing a deep pipeline of RAS(ON) Inhibitors, including daraxonrasib, our multi-selective inhibitor, zoldonrasib (RMC-9805), our G12D-selective inhibitor, elironrasib (RMC-6291), our G12C-selective inhibitor, and RMC-5127, our G12V-selective inhibitor. We also have other preclinical-stage RAS(ON) Inhibitor clinical development opportunities, including the RAS(ON) mutant-selective inhibitors RMC-0708 (Q61H) and RMC-8839 (G13C) and additional novel targeted approaches for patients with RAS-addicted cancers.

Daraxonrasib

Daraxonrasib, our RAS(ON) multi-selective inhibitor, is designed as an oral, RAS-selective tri-complex inhibitor of multiple RAS(ON) variants containing cancer driver mutations at all three of the major RAS mutation hotspot positions, G12, G13, and Q61. Daraxonrasib inhibits all three major RAS isoforms, suppressing the mutant cancer driver and cooperating wild-type RAS proteins. In October 2025, the U.S. Food and Drug Administration (FDA) granted us a non-transferable voucher for daraxonrasib in pancreatic ductal adenocarcinoma (PDAC) under the Commissioner’s National Priority Voucher (CNPV) pilot program. Also in October 2025, daraxonrasib was granted Orphan Drug Designation by the FDA for the treatment of pancreatic cancer. In June 2025, daraxonrasib received Breakthrough Therapy Designation from the FDA for previously treated metastatic PDAC in patients with KRAS G12 mutations.

Zoldonrasib

Zoldonrasib is designed as a RAS(ON) oral G12D-selective tri-complex inhibitor. It is designed to exhibit low nanomolar potency for suppressing RAS pathway signaling and growth of RAS G12D-bearing cancer cells and is engineered to covalently inactivate RAS G12D irreversibly. In December 2025, zoldonrasib received Breakthrough Therapy Designation from the FDA for the treatment of adult patients with KRAS G12D-mutated locally advanced or metastatic non-small cell lung cancer (NSCLC) who have been previously treated with anti-PD-1/PD-L1 therapy and platinum-based chemotherapy.

Elironrasib

Elironrasib is designed as a RAS(ON) oral G12C-selective tri-complex inhibitor. It is designed to exhibit subnanomolar potency for suppressing RAS pathway signaling and growth of RAS G12C-bearing cancer cells and is engineered to be highly selective for RAS G12C over wild-type RAS and other cellular targets. Elironrasib is designed to be differentiated from first-generation KRAS(OFF) G12C inhibitors, which sequester the KRAS(OFF) G12C form, by its mechanism of directly inhibiting the RAS(ON) G12C form. In

July 2025, elironrasib received Breakthrough Therapy Designation from the FDA for the treatment of adult patients with KRAS G12C-mutated locally advanced or metastatic NSCLC who have received prior chemotherapy and immunotherapy but have not been previously treated with a KRAS G12C inhibitor.

RMC-5127

RMC-5127 is designed as a RAS(ON) oral G12V-selective tri-complex inhibitor. It is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of RAS G12V-bearing cancer cells and is engineered for selective inhibition of RAS G12V over other RAS isoforms via non-covalent binding interactions. A first-in-human dose escalation clinical trial of RMC-5127 is ongoing.

New Class of RAS(ON) Inhibitors

We have designed a new class of RAS(ON) Inhibitors in order to overcome RAS-driven drug resistance and thereby extend the clinical benefit of RAS(ON) Inhibitors. We currently expect to initiate a first-in-human clinical trial from this class of RAS(ON) Inhibitors in the fourth quarter of 2026.

Other Development Opportunities

RMC-0708

RMC-0708 is designed as a RAS(ON) oral Q61H-selective tri-complex inhibitor. It is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of RAS Q61H-bearing cancer cells and is engineered for selective inhibition of RAS Q61H over other RAS isoforms via non-covalent binding interactions. Clinical development of RMC-0708 is subject to our continuing assessment of portfolio priorities.

RMC-8839

RMC-8839 is designed as a RAS(ON) oral G13C-selective tri-complex inhibitor. It is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of KRAS G13C-bearing cancer cells and is engineered to covalently inactivate KRAS G13C for irreversible inhibition. Clinical development of RMC-8839 is subject to our continuing assessment of portfolio priorities.

Our pipeline is summarized below:

Clinical Development

RAS Mutant Epidemiology in the United States

Variants in RAS proteins are among the most common oncogenic drivers of cancer. Based on tumor mutation frequencies from Foundation Medicine data, scaled to estimated patient numbers using cancer incidence from the American Cancer Society Cancer Facts and Figures, there are an estimated more than 190,000 new RAS mutant cancer diagnoses each year in the U.S. These include approximately 60,000 patients with NSCLC, representing approximately 30% of NSCLC diagnoses, approximately 75,000 patients with colorectal cancer (CRC), representing approximately 50% of CRC diagnoses, and approximately 56,000 patients with PDAC, representing more than 90% of PDAC diagnoses.

Pancreatic Cancer

Pancreatic cancer is one of the most common and difficult-to-treat cancers and patients have historically had limited treatment options. Because of this unmet need and the prevalence of RAS as a driver of PDAC, we believe that pancreatic cancer represents a particularly compelling opportunity for RAS-targeted therapies.

Based on encouraging early-stage clinical results, we are evaluating daraxonrasib and zoldonrasib in the following global, randomized Phase 3 registrational studies in PDAC:

•
RASolute 302: comparing daraxonrasib against chemotherapy in patients with second line (2L) PDAC; a clinical readout for this study is currently expected in the first half of 2026;
•
RASolute 303: comparing daraxonrasib with and without chemotherapy against chemotherapy in patients with first line (1L) metastatic PDAC;
•
RASolute 304: evaluating daraxonrasib as an adjuvant therapy in patients with resectable PDAC; and
•
RASolute 305: comparing zoldonrasib in combination with the investigator’s choice of either gemcitabine nab-paclitaxel or modified FOLFIRINOX against the investigator’s choice of the chemotherapies in patients with 1L metastatic PDAC in a placebo-controlled study.

In addition, we expect to initiate RASolute 309, a global, randomized Phase 3 registrational trial evaluating the combination of daraxonrasib with zoldonrasib in patients with 1L PDAC in the second half of 2026.

Clinical Data

On January 12, 2026, we reported data from our Phase 1 study evaluating zoldonrasib in combination with modified FOLFIRINOX (mFOLFIRINOX) in patients with 1L PDAC as of a data cutoff date of December 1, 2025. We believe that the initial safety and tolerability profile of the zoldonrasib plus mFOLFIRINOX combination indicated by these data was largely consistent with the well-known profile of mFOLFIRINOX alone with high zoldonrasib dose intensity maintained with the mFOLFIRINOX regimen and that these data showed that adding zoldonrasib to mFOLFIRINOX enables continuous RAS inhibition.

We observed an objective response rate (ORR) and disease control rate (DCR) of 63% and 95%, respectively (Figure 1).

Figure 1. Best percentage change in tumor size from baseline in target tumor burden

ORR (by RECIST v1.1) included partial responses that were confirmed (PR) or still had the potential to confirm (PR*). DCR includes complete responses, PR and stable disease CRs/PRs and unconfirmed CRs/PRs who were still on treatment and may yet be confirmed.

On September 10, 2025, we reported data from our Phase 1 study evaluating daraxonrasib monotherapy in patients with 2L metastatic RAS mutant PDAC. We believe these data showed that daraxonrasib demonstrated acceptable tolerability in these patients. With a June 30, 2025 data cutoff date, we observed:

•
an ORR of 35% for patients with tumors harboring RAS G12 mutations and 29% for patients with tumors harboring RAS G12, G13, or Q61 mutations, and a DCR of 92% for patients with tumors harboring RAS G12 mutations and 95% for patients with tumors harboring RAS G12, G13, or Q61 mutations;
•
a median progression-free survival (PFS) of 8.5 months for patients with tumors harboring RAS G12 mutations and 8.1 months for patients with tumors harboring G12, G13, or Q61 mutations; and
•
a median overall survival (OS) of 13.1 months for patients with tumors harboring RAS G12 mutations and 15.6 months for patients with tumors harboring G12, G13, or Q61 mutations.

On September 10, 2025, we also reported data from our Phase 1 study evaluating daraxonrasib both as a monotherapy and in combination with chemotherapy (gemcitabine and nab-paclitaxel) in patients with 1L metastatic RAS mutant PDAC. We believe these data showed that daraxonrasib, with or without chemotherapy, demonstrated acceptable tolerability in these patients. With a data cutoff date of July 28, 2025, we observed an ORR and DCR of (i) 47% and 89%, respectively, for patients who received the daraxonrasib monotherapy, and (ii) 55% and 90%, respectively, for patients who received the daraxonrasib plus chemotherapy combination.

Non-Small Cell Lung Cancer

NSCLC is another major cancer type in which RAS mutations are common. While advances in immunotherapy and chemotherapy have improved outcomes for some individuals, many patients with RAS mutant NSCLC continue to experience disease progression, highlighting the need for new targeted approaches. Importantly, RAS mutations in NSCLC extend beyond a single subtype, leaving a significant portion of patients without broadly effective targeted treatment options.

Based on encouraging early-stage clinical results we are evaluating daraxonrasib in RASolve 301, a global, randomized Phase 3 registrational trial comparing daraxonrasib versus docetaxel in patients with locally advanced or metastatic RAS mutant NSCLC who have been treated with immunotherapy and platinum-containing chemotherapy. We currently expect to substantially complete enrollment in RASolve 301 in 2026.

We also currently expect to initiate RASolve 308, a global, randomized placebo-controlled Phase 3 registrational trial evaluating zoldonrasib in combination with standard of care in patients with 1L metastatic RAS G12D NSCLC in the first half of 2026.

We currently expect to provide an update on our plans for advancing daraxonrasib combination therapy in 1L NSCLC in 2026. We also currently expect to share an update on our registrational strategy for elironrasib in NSCLC in 2026.

Clinical Data

On October 22, 2025, we reported clinical data from our Phase 1 study evaluating elironrasib in patients with KRAS G12C NSCLC, who had received prior therapy with a KRAS(OFF) G12C inhibitor. We believe these data showed that elironrasib demonstrated acceptable tolerability in these patients. With a data cutoff date of August 4, 2025, we observed an ORR of 42%, a DCR of 79%, a median PFS of 6.2 months, and a 12-month OS rate of 62%

On May 7, 2025, we reported data from our Phase 1 study evaluating elironrasib monotherapy in patients with previously treated RAS G12C NSCLC. We believe these data showed that elironrasib demonstrated acceptable tolerability in these patients. With a data cutoff of April 7, 2025, we observed an ORR of 56%, a DCR of 94% and a median PFS of 9.9 months.

On May 7, 2025, we also reported updated data from our Phase 1 study evaluating elironrasib in combination with pembrolizumab in patients with 1L NSCLC. We believe these data showed that the combination demonstrated acceptable tolerability in these patients. With a data cutoff of February 10, 2025, we observed both an ORR and a DCR of 100%.

On May 7, 2025, we reported updated data from our Phase 1 study evaluating elironrasib in combination with daraxonrasib in patients with NSCLC who had been previously treated with a KRAS(OFF) G12C inhibitor. We believe these data showed that the combination demonstrated acceptable tolerability in these patients. With a data cutoff of February 10, 2025, we observed an ORR of 62% and a DCR of 92%.

On May 7, 2025, we reported data from our Phase 1 study evaluating daraxonrasib in combination with pembrolizumab, with and without chemotherapy in patients with 1L NSCLC. We believe these data showed that the combination of daraxonrasib with pembrolizumab, with or without chemotherapy, demonstrated acceptable tolerability in these patients. With a data cutoff of February 10, 2025, we observed an ORR and a DCR of (i) 86% and 100%, respectively, for patients who received daraxonrasib and pembrolizumab, and (ii) 60% and 90%, respectively, for patients who received daraxonrasib, pembrolizumab and chemotherapy.

On April 27, 2025, we reported data from our Phase 1 study evaluating zoldonrasib monotherapy in patients with previously treated KRAS G12D NSCLC. We believe these data showed that zoldonrasib was generally well tolerated in these patients. With a data cutoff date of December 2, 2024, we observed an ORR and a DCR of 61% and 89%, respectively.

On December 2, 2024, we reported data from our Phase 1 study evaluating daraxonrasib monotherapy in patients with previously treated NSCLC with tumors harboring RAS G12 mutations, which must have included prior immunotherapy and platinum chemotherapy administered either concurrently or sequentially, but did not include docetaxel. We believe these data showed that daraxonrasib was generally well tolerated in these patients. With a data cutoff of September 30, 2024, we observed an ORR of 38%, a median PFS of 9.8 months and a median OS of 17.7 months.

Colorectal Cancer

Colorectal cancers are genetically complex and heterogeneous, and patients with RAS mutant disease typically have limited targeted treatment options, particularly after progression on standard therapies. As a result, outcomes remain poor for many patients, underscoring the need for new therapeutic approaches that more effectively address the underlying drivers of the disease.

To address this need, we are pursuing a combination-focused strategy designed to maximize clinical impact in this challenging setting. We believe that our early clinical experience supports continued exploration of these strategies. As data mature, we plan to prioritize registrational opportunities with the goal of improving outcomes and expanding treatment options for patients with RAS mutant colorectal cancer. We currently expect to provide updated combination data in CRC in 2026.

Clinical Data

On December 2, 2024, we reported updated data from our Phase 1 study evaluating daraxonrasib in combination with elironrasib in patients with late line CRC who were previously treated with a KRAS(OFF) G12C inhibitor. We believe these data showed that the combination was generally well tolerated in these patients. With a data cutoff of October 28, 2024, we observed an ORR of 25%, which compared favorably to the observed ORR of either compound as monotherapy, and a DCR of 92%.

Our Strategy

Our goal is to revolutionize treatment for patients with RAS-addicted cancers through the discovery, development and delivery of innovative, targeted medicines. RAS proteins drive a significant number of human cancers and are largely unserved by targeted therapeutics. The KRAS G12C mutation has been clinically validated as a therapeutic target, and the evidence is strong that numerous other oncogenic mutations in the RAS family of proteins are likewise compelling cancer targets. Our collection of RAS(ON) Inhibitors is tailored to target RAS mutations that together comprise the driver mutations in the vast majority of RAS-addicted cancers.

Our RAS(ON) Inhibitors are the first RAS inhibitors in clinical development to specifically target the activated, or ON, form of oncogenic RAS proteins. This differentiated mechanism of action offers potential improvements over that of the first RAS inhibitors to gain FDA approval (KRAS G12C inhibitors sotorasib and adagrasib), which interact exclusively with the OFF form. Based on an emerging understanding of the limitations of first-generation RAS(OFF) drugs in the clinic and findings from our own preclinical research, we believe our RAS(ON) Inhibitors have the potential to deliver deeper antitumor activity and more durable clinical benefit to a broader patient population.

Our pipeline of RAS(ON) multi-selective and RAS(ON) mutant-selective inhibitors offers an opportunity for RAS(ON) inhibitor doublet combinations designed to potentially maximize durable clinical benefit by effectively targeting the most common RAS mutant variants in cancer. The consistent finding from the first-generation mutant-selective KRAS inhibitors is that the main resistance mechanism that curtails durable efficacy is through reactivation of the RAS pathway, highlighting the oncogenic addiction in RAS mutant cancers. We believe many of these resistance mechanisms may be amenable to inhibition with a RAS(ON) multi-selective inhibitor. The pairing of the RAS(ON) multi-selective inhibitor daraxonrasib with a mutant-selective inhibitor (such as elironrasib or zoldonrasib) may address potential resistances which may ultimately translate to more durable clinical benefit. In addition, our experiments have shown that two inhibitors generally result in more effective inhibition of the primary mutant RAS driver than either inhibitor alone. These doublets form a core part of our strategy to improve the standard of care for patients with RAS-addicted cancers, along with monotherapy and combination with standard of care and novel therapies. This approach is based on our biological understanding of RAS addiction and leverages the unique nature of our pipeline.

Our current corporate priorities are to:

•
Execute on our robust clinical development programs and expertise with the goal of maximizing the impact for patients.
•
Expand our commercial and operational capabilities to enable delivery of successful commercial launches with the goal of changing global standards of care.
•
Continue to leverage our proprietary tri-complex discovery platform targeting RAS(ON).

We believe these goals are complementary and lead to a virtuous cycle of innovation driven by bench, bedside and commercial insights.

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

Collaborations

Bristol Myers Squibb Collaboration

In February 2026, we entered into a clinical collaboration with Bristol Myers Squibb (BMS) pursuant to which BMS plans to evaluate its compound navlimetostat, an MTA-cooperative PRMT5 inhibitor, in combination with daraxonrasib in patients with PDAC as part of a BMS-sponsored trial.

Amgen Collaboration

In February 2025, we entered into a clinical collaboration with Amgen Inc. (Amgen) pursuant to which Amgen is evaluating its compound AMG 193, an MTA-cooperative PRMT5 inhibitor, in combination with daraxonrasib in patients with 2L PDAC as part of an Amgen-sponsored trial.

Summit Collaboration

In June 2025, we entered into a clinical collaboration with Summit Therapeutics, Inc. (Summit) pursuant to which we are evaluating the safety and efficacy, in multiple solid tumor settings, of our clinical-stage RAS(ON) Inhibitors, including daraxonrasib, elironrasib and zoldonrasib, in combination with Summit’s ivonescimab, a PD-1/VEGF bispecific antibody. The first patient was recently dosed in this clinical trial.

Iambic Collaboration

In May 2025, we entered into a collaboration with Iambic Therapeutics (Iambic), pursuant to which Iambic uses its artificial intelligence capabilities to generate customized models through training with our proprietary data. Our aim in this collaboration is to enhance our lead discovery and optimization processes directed against both current and new drug targets to enable continued development of our pipeline.

Tango Collaboration

In November 2024, we entered into a clinical collaboration with Tango Therapeutics, Inc. (Tango) pursuant to which Tango is evaluating its compound vopimetostat (TNG462), an MTA-cooperative PRMT5 inhibitor, in combination with daraxonrasib or zoldonrasib in patients with MTAP-depleted, RAS mutant PDAC or lung cancer as part of a Tango-sponsored trial.

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

Commercialization Plans

We intend to retain significant development and commercialization rights to our product candidates and, if marketing approval is obtained, to commercialize our product candidates on our own in the U.S. and other regions. We will consider the use of focused business relationships (such as specific geographically focused distributors or regional partnerships) to help us serve particular geographies as we expand our footprint. In preparation for the potential commercial launch of daraxonrasib, we continue to build core leadership and operational capabilities. We currently anticipate that our first commercial launch will be in the U.S., with other key markets, including those in Europe and Asia to follow. Clinical data, the indications and lines of therapy we pursue, the specific compounds from our pipeline we advance, our combination therapy and testing strategies, the size of the addressable patient populations, the commercialization infrastructure and manufacturing needs and other factors, may all influence or alter our commercialization plans.

Manufacturing

We rely on and will continue to rely on contract development and manufacturing organizations (CDMOs) for all manufacturing activities. Currently, all of our manufacturing is outsourced to well-established third-party manufacturers. We have entered into contracts with CDMOs for production of drug substance and drug product for our clinical trials, IND-enabling development studies and commercial supply (if our product candidates receive marketing approval). We plan to enter into additional contracts with these or other manufacturers for additional supply.

Our outsourced approach to manufacturing relies on CDMOs to first develop manufacturing processes that are compliant with current Good Manufacturing Practice (cGMP), then produce material for preclinical and clinical studies. Our agreements with CDMOs may obligate them to develop and qualify upstream and downstream processes, develop drug product process, validate (and, in some cases, develop) suitable analytical methods for test and release as well as stability testing, produce drug substance for preclinical testing, produce cGMP-compliant drug substance, or produce cGMP-compliant drug product. We conduct audits of CDMOs prior to initiation of activities under these agreements and monitor operations to ensure compliance with the mutually agreed process descriptions and with cGMP regulations.

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

There are several programs in clinical development targeting KRAS G12C, including programs directed at KRAS(OFF) G12C being conducted by Amgen, Betta Pharmaceuticals Co., Ltd., BMS, Chengdu Huajian Future Technology Co. Ltd., D3 BIO, Inc., Eli Lilly, GenEros Biopharma Ltd., GenFleet Therapeutics (licensed to Innovent Biologics, Inc.), Genhouse Bio Co. Ltd., Guangzhou BeBetter Medicine Technology Co., Ltd., HUYA Bioscience, InventisBio, Jacobio Pharmaceuticals Co. Ltd. (licensed to Shanghai Allist Pharmaceuticals), Jiangsu Hansoh Pharmaceutical Group Co., Ltd., Merck, Sharpe & Dohme LLC, Roche/Genentech, Shanghai Junshi Biosciences Co., Ltd., Shanghai YingLi Pharmaceutical, Shouyao Holdings (Beijing) Co. Ltd. and Suzhou Zelgen Biopharmaceuticals. BridgeBio Pharma, Inc. and Frontier Medicines each have a dual KRAS G12C (ON/OFF) program in the clinic.

There are also several clinical programs directed at KRAS G12D, including those being conducted by Anocca, Arvinas, Astellas Pharma Inc., AstraZeneca, Beijing DCTY Biotech Co. Ltd., D3 BIO, Inc., Eli Lilly, Elicio Therapeutics, GenFleet Therapeutics (licensed to Verastem Oncology), Hyperway Pharmaceutical Co. Ltd., Incyte Corporation, Jiangsu Hansoh Pharmaceutical Group Co., Jiangsu Hengrui Pharmaceuticals Co. Ltd., Kumquat Biosciences (licensed to Bayer), PAQ Therapeutics, Qilu Pharmaceutical Co.

Ltd., Quanta Therapeutics, Ranok Therapeutics, Roche/Genentech, Shanghai Allist Pharmaceuticals, Shanghai DeNovo Pharmatech, and Tyligand Bioscience.

In addition, there are a few clinical programs directed at KRAS G12V, including those being conducted by Affini-T Therapeutics, Anocca, Beijing CorreGene Biotechnology Co. Ltd., ImmuXell Biotech Ltd., Neowise Biotechnology, and Yingkai Saiwei (Beijing) Biotechnology.

Other clinical programs directed at mutant RAS, including pan-RAS and pan-KRAS inhibitors and Plk1 inhibitors, are being conducted, including those by Adlai Nortye Ltd., Alterome Therapeutics, Amgen, Astellas Pharma Inc., Auricula Biosciences, BeOne Medicines (formerly BeiGene), Betta Pharmaceuticals Co., Ltd., Boehringer Ingelheim, BridgeBio Oncology Therapeutics Inc., Cardiff Oncology, Chugai Pharmaceutical Co., Ltd., Circio Holding (formerly Targovax), Eli Lilly, Elicio Therapeutics, Erasca Inc., GenFleet Therapeutics, Guangzhou Jiayue Pharmaceutical Technology Co. Ltd. (JOYO Pharma), Hyperway Pharmaceutical Co. Ltd., Jacobio Pharmaceuticals Co. Ltd. (licensed to AstraZeneca), Jiangsu Hengrui Pharmaceuticals Co. Ltd., Kumquat Biosciences, PAQ Therapeutics, Pfizer, Inc., Quanta Therapeutics, RasCal Therapeutics, Roche/Genentech, Shanghai YingLi Pharmaceutical, Silexion Therapeutics (formerly Silenseed Ltd.), and Treeline Biosciences.

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

The availability of coverage and reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. If and when our products receive FDA approval, they could be subject to (i) maximum fair price (MFP) negotiation and application by the Centers for Medicare & Medicaid Services (CMS) under terms of the Inflation Reduction Act of 2022 (the IRA), nine years after launch in the U.S or (ii) mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter a given market.

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

The term of individual patents depends upon the legal term of patents in the countries in which they are obtained. In most countries in which we file, including the United States, the patent term is generally 20 years from the earliest date of filing a non-provisional patent application, assuming the patent has not been terminally disclaimed over a commonly owned patent or a patent naming a common inventor, or over a patent not commonly owned but that was disqualified as prior art as the result of activities undertaken within the scope of a joint research agreement. In the United States, the term of a patent may also be eligible for patent term adjustment for delays within the U.S. Patent and Trademark Office (the USPTO). In addition, for patents that cover an FDA-approved drug, the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Act) may permit a patent term extension of up to five years beyond the expiration of the patent. While the length of such patent term extension is related to the length of time the drug is under regulatory review, patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval; only one patent per approved drug may be extended and only those claims covering the approved drug product, a method for using it or a method for manufacturing it may be extended. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek any available patent term extension to any issued patents we may be granted in any jurisdiction where such extensions are available; however, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and, if granted, the length of such extensions.

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

We own and, in some cases, co-own or exclusively license, patents and patent applications related to our RAS tri-complex inhibitors and related platform technology. Our patent portfolio related to this program consists of ownership rights to several patent families that include filings covering compositions of matter or methods of using our development candidates alone or in combination with certain other therapeutic agents, or aspects pertaining to our tri-complex approach to RAS inhibition. The issued patents, and any patents issuing from these patent applications are expected to expire between 2031 (for patents originating from the Warp Drive Bio portfolio) and 2045 (for patents from our portfolio that did not originate from Warp Drive Bio), without accounting for potentially available patent term adjustments or extensions.

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
•
performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice (GCP) regulations to establish the safety and efficacy of the product candidate for each proposed indication;
•
preparation of and submission to the FDA of a New Drug Application (NDA) after completion of all pivotal trials;
•
a determination by the FDA within 60 days of its receipt of an NDA to file the application for review;
•
satisfactory completion of an FDA advisory committee review, if applicable;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility(ies) where the product is manufactured to assess compliance with cGMP regulations, and of potential inspection of selected clinical investigation sites to assess compliance with GCP;
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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same approved use or indication within such disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same approved use or indication within the rare disease or condition, or the same drug for any use or indication within a different disease or condition. Orphan drug exclusivity also could block the approval of a product for seven years if a competitor obtains approval of the “same drug” as defined by the FDA, or if a product candidate is determined to be contained within the approved product for the same use or indication within the relevant rare disease or condition. Among the other benefits of orphan drug designation are opportunities for grant funding towards clinical trial costs, tax credits for certain research and a waiver of the application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease or condition for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs relating to the approved use or indication of patients with the relevant rare disease or condition.

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

Non-Clinical Studies and Clinical Trials

Similar to the United States, the various phases of non-clinical and clinical research in the European Union (EU) are subject to significant regulatory controls.

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

The CTR provides for a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The clinical trial application (CTA) must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

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

The orphan exclusivity period may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan designation, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, MA may be granted to a similar product for the same indication at any time if: (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.

The aforementioned EU rules are generally applicable in the European Economic Area (EEA), which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Brexit and the Regulatory Framework in the United Kingdom

Since the end of the Brexit transition period on January 1, 2021, and the implementation of the Windsor Framework on January 1, 2025, the United Kingdom (UK) has not been directly subject to EU laws with respect to medicinal products. The EU laws that have been transposed into UK law through secondary legislation remain applicable in Great Britain (GB) (comprising England, Scotland and Wales), but new legislation such as the (EU) CTR is not applicable in the UK.

Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency (MHRA) has been the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland Protocol, different rules applied in Northern Ireland than in GB; broadly, Northern Ireland continued to follow the EU regulatory regime. However, on January 1, 2025, an arrangement called the “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes, and EU labelling and serialization requirements in relation to Northern Ireland, and introduces a UK-wide licensing process for medicinal products.

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

The UK regulatory framework in relation to clinical trials is derived from pre-existing EU legislation (as implemented into UK law, through secondary legislation). In April 2025, the UK government adopted the Medicines for Human Use (Clinical Trials) Amendment Regulations. The amendment, which will take full effect from April 2026, aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK, increase the transparency of clinical trials conducted in the UK and make clinical trials more patient centered.

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which will remain in effect through 2032, with the exception of a temporary suspension that occurred from May 1, 2020 through March 31, 2022, absent additional congressional action. The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s AMP.

Moreover, there has recently been heightened government scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023) and replaces the Part D coverage gap discount program with a new manufacturer discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which went into effect in 2026, and the subsequent 15 drugs, which will first be effective in 2027, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

The U.S. presidential administration has stated that it is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the these proposals will be implemented, the they policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any product candidate that we commercialize. On the one hand, the administration has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the administration is pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.

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

Employees and Human Capital Resources

As of December 31, 2025, we had 883 full-time employees. Within our workforce, as of December 31, 2025, 673 employees were engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We are committed to creating an environment where diverse perspectives are encouraged and supported. This commitment is memorialized as one of our corporate core values (Inclusiveness and Fairness) and is brought to life for every employee during our cultural integration sessions for new hires and through an informal network of cultural champions that we foster. As of December 31, 2025, females represented 59% of our full-time employees, and 702 of our employees self-identified their race, of which 51% self-identified as an “underrepresented minority,” as that term is defined by Nasdaq rules.

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

Since our inception, we have incurred significant net losses. Our net losses were $1.1 billion, $600.1 million and $436.4 million, for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $2.9 billion. We have funded our operations to date primarily with proceeds from the sale of common stock and preferred stock, the acquisition of EQRx, and the Royalty Purchase Agreement, as well as upfront payments and research and development cost reimbursement received under the Sanofi Agreement. The Sanofi Agreement was terminated in June 2023, and Sanofi has no further reimbursement obligations following this termination. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to successfully complete any clinical trials, including pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our product candidates will require additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

We have never generated revenue from product sales and may never be profitable.

We have never generated revenue from product sales and our ability to generate future revenue from product sales and achieve profitability depends heavily on our, and any potential future collaborators’, success in:

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

Preclinical studies, clinical trials and additional research and development activities will require substantial funds to complete. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $2.0 billion. Through December 31, 2025, we have raised $2.1 billion in underwritten public offerings, net of underwriting discounts and commissions and offering expenses and have completed sales generating $599.9 million in gross proceeds pursuant to at-the-market equity offering programs. In June 2025, we received $250.0 million of gross proceeds under the Royalty Purchase Agreement, and subject to our meeting certain terms and conditions, including certain commercial milestones and other trigger events, additional capital may be available under the Loan Agreement and the Royalty Purchase Agreement (see “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K for more information).The EQRx Acquisition added $1.1 billion to our working capital in 2023. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs and to prepare for their potential commercialization. If we are able to gain marketing approval for our product candidates, we will require significant additional amounts of cash in order to launch and commercialize our product candidates, if approved, to the extent that their launch and commercialization are not the responsibility of another collaborator that we may contract with in the future. In addition, other unanticipated costs may arise. Because the design and outcome of our current, planned and potential future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

We will require substantial additional funds for our development efforts for our current and future programs and to prepare for their potential commercialization. Other than the Royalty Purchase Agreement and the Term Loan Facility (which provide for additional funding subject to certain terms and conditions and trigger events), we do not have any committed external source of funds or other support for these activities, and we may finance our cash needs through additional funding under the Royalty Purchase Agreement, the Term Loan Facility and/or a combination of public or private equity offerings, debt financings, other credit or loan facilities, acquisitions, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. See “Item 1. Management’s Discussion and Analysis—Liquidity and Capital Resources” for additional information.

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

Our business is dependent on the successful development of our current and future product candidates. We are evaluating certain of our product candidates in both exploratory and pivotal clinical trials, both as monotherapy and in combination regimens, including the RASolute 302, RASolute 303, RASolute 304, RASolute 305, and RASolve 301. The remainder of our programs are in the preclinical stage, and the clinical development of these programs is subject to our continuing assessment of our portfolio priorities. The success of our business, including our ability to finance our company and generate revenue from products in the future, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. Our current product candidates, and any of our future product candidates, will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from product sales.

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

We are evaluating our product candidates in registrational trials, including RASolute 302, RASolute 303, RASolute 304, RASolute 305, and RASolve 301, and are currently planning additional registrational clinical trials for daraxonrasib and our other RAS(ON) inhibitors. These studies may not produce results that are consistent with expectations or that are predicted by our earlier clinical observations for these compounds. Our plans for these and future planned registrational trials are, and will be based on our observations from the results of early-stage clinical trials using the same product candidates. Based on data from early-stage clinical trials, we will select, subject to regulatory feedback, the proposed indication, line of therapy, study design and dose and dose schedule for our registrational studies. However, these registrational studies, if initiated, may not be successful and may not produce results that are consistent with our expectations, based on our earlier clinical observations, including because other trial designs may have greater likelihood of development success.

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

In addition, our clinical trials will compete with approved therapies, including sotorasib and adagrasib, as well as other clinical trials for product candidates that are in the same therapeutic areas (and that seek to evaluate patients with cancer cells having the same mutations), particularly for patients having KRAS G12C, KRAS G12D, KRAS G12V mutations, as our current and potential future product candidates. See “Item 1. Business—Competition” for additional information regarding our competitors. This competition and competition with approved therapies will reduce the number and types of patients available for clinical trials involving our product candidates, because some patients who might have opted to enroll in our trials may instead opt to pursue a treatment regimen using an approved therapy or enroll in a trial conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites. Moreover, because our current and potential future product candidates may represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our ongoing or any future clinical trials.

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

Some of our or our collaborators’ development efforts involve combinations of our product candidates with their own product candidates and therapeutics that have been approved for marketing by the FDA. For example, the development of our RAS(ON) inhibitors includes combinations with existing therapies, including chemotherapy agents, a PD-1/VEGF bispecific antibody, PRMT5 inhibitors, an anti-EGFR agent and a PD-1 inhibitor. In the future our product candidates may be developed in combination with one or more additional approved therapies. Even if any of our product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the other therapy used in combination with our product candidate, or that safety, efficacy, manufacturing or supply issues could arise with these other therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially. In addition, developing combination therapies using approved therapeutics, which we are doing and may continue to do for our product candidates, exposes us to additional clinical risks, such as the requirement that we demonstrate the safety and efficacy of each active component of any combination regimen we may develop, including any incremental benefits associated with our product candidates, which may prove challenging.

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

We are aware of several pharmaceutical companies developing products in the same class as our investigational products. See “Item 1. Business—Competition” for additional information regarding our competitors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe effects, are more convenient, have a broader label, are marketed more effectively, are reimbursed or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if our product candidates achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that none of our current or future product candidates will ever obtain regulatory approval.

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
•
the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•
the approval policies or regulations of the FDA, the EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of clinical trial results may result in our or our future collaborators’ failure to obtain regulatory approval to market any of our product candidates. The FDA, the EMA and other comparable foreign authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any product candidate that we develop. Even if we believe the data collected from future clinical trials of our product candidates are promising, this data may not be sufficient to support approval by the FDA or any other regulatory authority.

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

The United Kingdom’s (UK) regulatory framework in relation to clinical trials is derived from pre-existing EU legislation (as implemented into UK law, through secondary legislation). In April 2025, the UK government the Medicines for Human Use (Clinical Trials) Amendment Regulations 2024. The amendment, which will take full effect from April 2026, aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK, increase the transparency of clinical trials conducted in the UK and make clinical trials more patient centered.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For instance, the EU pharmaceutical legislation has been undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published on April 26 2023. The proposed changes were since discussed and negotiated by the European Parliament and the Council of the EU as part of the EU ordinary legislative process. A provisional agreement was reached by the European Parliament and Council of the EU on the proposed revisions in December 2025. The proposed revisions (affecting the duration of regulatory data protection and market protection, including for orphan medicinal products and revising the eligibility for expedited pathways) remain to be formally adopted by the two institutions, which is not anticipated before early 2026. The proposed changes are not expected to enter into application before 2028 and may, however, have a significant long-term impact on the biopharmaceutical industry.

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

The U.S. presidential administration has stated that it is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how these proposals will be implemented, they are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any product candidate that we commercialize. On the one hand, the administration has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the administration is pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even if such initiatives are modified, delayed, or challenged, the uncertainty surrounding these policy proposals may impair our ability to forecast revenues, plan commercial launch activities, negotiate favorable contracts with payors, or make investment decisions regarding manufacturing scale-up and commercialization infrastructure.

We may fail to select or capitalize on the most scientifically, clinically and commercially promising or profitable drug candidates including mutant RAS(ON) targets.

We have limited technical, managerial and financial resources to determine which of our potential assets, including our RAS(ON) inhibitors, should be advanced into further preclinical development, initial clinical trials, later-stage clinical development and potential commercialization. From our RAS(ON) inhibitors, we have selected daraxonrasib, elironrasib and zoldonrasib for clinical evaluation. In making these prioritization decisions and selecting development candidates from our preclinical assets, we may make incorrect determinations. Our decisions to allocate our research and development, management and financial resources toward particular development candidates or therapeutic areas, including RASolute 302, RASolute 303, RASolute 304, RASolute 305, RASolve 301 and other pivotal trials, may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate development programs may also be incorrect and could cause us to miss valuable opportunities.

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

We may also seek breakthrough therapy designation for our product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, increased interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs and biologics designated as breakthrough therapies also receive the same benefits associated with fast track designation, including eligibility for rolling review of a submitted NDA, if the relevant criteria are met. Like fast track designation, breakthrough therapy designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. We have received multiple break through therapy designations for our product candidates: daraxonrasib has been granted breakthrough therapy designation in previously treated, metastatic PDAC patients with KRAS G12 mutations, zoldonrasib was granted breakthrough therapy designation for the treatment of adult patients with KRAS G12D-mutated locally advanced or metastatic NSCLC who have been previously treated with anti-PD-1/PD-L1 therapy and platinum-based chemotherapy; and elironrasib was granted breakthrough therapy designation for the treatment of adult patients with KRAS G12C-mutated locally advanced or metastatic NSCLC who have received prior chemotherapy and immunotherapy but have not been previously treated with a KRAS G12C inhibitor. The receipt of these breakthrough therapy designation (and any future designations we may receive for a product candidate) may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if a product candidate qualifies as a breakthrough therapy, the FDA may later decide that the drug no longer meets the conditions for qualification and rescind the designation.

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

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the disease or condition for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or foreign authorities from approving another marketing application for the same drug for the same approved use or indication within such disease or condition for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in the EU. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable such that market exclusivity is no longer justified.

We may be unsuccessful in obtaining orphan drug designation for our product candidates. In addition, while the FDA has granted orphan drug designation to daraxonrasib for the treatment of pancreatic cancer, the corresponding marketing exclusivity for such designation (and any future designations we may receive for a product candidate) may not effectively protect the product candidate from competition because different therapies can be approved for the same approved use or indication within the applicable disease or condition. Even after an orphan drug is approved, the FDA or comparable foreign authorities can subsequently approve the same drug for the same approved use or indication within the relevant disease or condition if the FDA or comparable foreign authorities conclude that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease or condition for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs relating to the approved use or indication of patients with the relevant rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek orphan drug designation for applicable indications for our current and any future product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations, including marketing exclusivity.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs and reduce prescription drug spending. These initiatives may increase pricing pressure, reduce the amounts we are able to charge and receive for any products we may commercialize, limit the availability and level of reimbursement from third-party payors (including government payors), require us to provide additional discounts or rebates, and otherwise adversely affect patient access and demand.

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

For example, in August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and

replaces the Part D coverage gap discount program with a new manufacturer discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. HHS announced the negotiated prices for the initial ten drugs, which became effective in 2026, and the subsequent 15 drugs, which will first be effective in 2027. Because the Medicare drug price negotiation program is currently subject to legal challenges, and for other reasons, it is currently unclear how the IRA will be effectuated, and the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

The U.S. presidential administration has stated that it is pursuing a two-fold strategy to reduce drug costs in the U.S. See “Even if we are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies” above for more information.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, which have led to substantial personnel changes, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities. If a prolonged government shutdown occurs or the FDA or other agencies experience other delays due to funding shortages, staffing shortages or otherwise, it could significantly impact the ability of those agencies to timely review and process our regulatory submissions.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly regulated under HIPAA, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. Additionally in the U.S., the Federal Trade Commission (FTC) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. Further, in 2024, the National Security Division of the U.S. Department of Justice (DOJ) issued a rule in 2024—referred to as the “Data Security Program” (DSP)—to implement Executive Order 14117 aimed at preventing access to “bulk U.S. sensitive personal data” and “government-related data” by “countries of concern” (including China, Russia, Iran, North Korea, Cuba, and Venezuela) and “covered persons” (as all such terms are defined in the DSP). Effective as of April 2025, and fully enforceable as of July 2025, the DSP imposes stringent obligations on companies within its scope and prohibits or restricts “covered data transactions” that grant countries of concern or covered persons access to bulk U.S. sensitive personal data or any amount of government-related data. The DSP is new, complex and has yet to be enforced, and as such, there is a risk that our interpretation of its applicability, scope, and requirements is incorrect, incomplete, or misapplied. Compliance with the DSP may require us to invest heavily in data security and compliance measures, such as implementing and complying with the Cybersecurity and Infrastructure Security Agency’s guidelines and other burdensome recordkeeping, reporting, and auditing requirements. It may also require us to implement new processes, stop or restrict certain data transfers, alter the geographic scope of our operations, cease doing business with certain third parties or using certain tools or vendors, or change how data flows throughout our business, any of which could materially impact our business operations or hinder our ability to grow our business. Finally, non-compliance with the DSP could result in significant civil or criminal penalties, which could materially adversely affect our business, results of operations, and financial condition.

In addition, various states have implemented certain data privacy and security laws and regulations that impose restrictive requirements regulating the use and disclosure of health-related and other personal information. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the CCPA) requires certain businesses that process personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete and correct their personal information, or opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have been passed in other states, and are continuing to be proposed at the state and the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA or the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

The processing of personal data in the European Economic Area (EEA) is governed by the General Data Protection Regulation (the GDPR). The GDPR imposes stringent requirements for controllers and processors of personal data. The GDPR applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals located in the EEA, or in the context of our activities within the EEA, such as in connection with any EEA clinical trials. The GDPR imposes comprehensive data privacy compliance obligations in relation to our collection and use of personal data, including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. If we or our vendors fail to comply with the GDPR and the applicable national data protection laws of the EEA member states, or if regulators assert we have failed to comply with these laws, it may lead to regulatory enforcement actions, which can result in, among other things, monetary penalties of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the noncompliant undertaking for the preceding financial year, whichever is higher, and other administrative penalties. The GDPR also imposes strict rules on the transfer of personal data out of the EEA to the United States and other third countries that have not been found to provide adequate protection to such personal data, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union states that reliance on the standard contractual clauses – a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism – alone may not necessarily be sufficient in all circumstances, and that transfers must be assessed on a case-by-case basis.

The European Commission adopted its Adequacy Decision in relation to the EU-U.S. Data Privacy Framework (the DPF) in July 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We currently rely in part on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses, as relevant, to transfer personal data outside the EEA and the UK, including to the United States. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue and international transfers to the U.S. and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, we may have to make operational changes and/or it could adversely affect our business, operations and financial condition.

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

Our business may be affected by the evolving regulatory framework for artificial intelligence, machine learning, and automated decision-making technologies, as well as the operational, cybersecurity and confidentiality risks associated with our use of such technologies.

We use artificial intelligence (AI), machine learning, and automated decision-making technologies (collectively, AI Technologies) throughout our business, and are making investments in this area. We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies, including that AI-generated content, analyses, or recommendations we utilize could be deficient, that our competitors may more quickly or effectively adopt AI capabilities, or that our use of AI or other emerging technologies increases regulatory, cybersecurity and other significant risks. In addition, the use of certain AI Technologies, including third-party solutions, may involve the input, processing or storage of proprietary, confidential or personal information, and any failure to appropriately protect such information, or any unauthorized disclosure or use of such information, could adversely affect our business, harm our reputation and subject us to liability. There can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.

In particular, if the models underlying our AI Technologies are incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims. We are in varying stages of development in relation to our products and internal business processes involving AI Technologies. The continuous development, maintenance and operation of our AI Technologies is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors. For instance, the models underlying AI Technologies can experience decay (also known as “model drift”) in which their performance and accuracy decreases over time without further human intervention to correct such decay.

We may not be successful in our ongoing development and maintenance of these technologies in the face of novel and evolving technical, reputational and market factors. Our efforts to develop proprietary AI models could increase our operating costs. Our ability to develop proprietary AI models may be limited by our access to processing infrastructure or training data, and we may be dependent on third-party providers for such resources.

The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. Failure to appropriately respond to this evolving landscape may result in reputational, competitive and business harm as well as litigation and regulatory action and fines, penalties and expenses related thereto.

It is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

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

Despite the implementation of security measures, our information technology systems, as well as those of CROs or other third parties with which we have relationships, are vulnerable to attack, interruption and damage from computer viruses and malware (e.g., ransomware), malicious code, misconfigurations, “bugs” or other vulnerabilities, unauthorized access, natural and manmade disasters, terrorism, war and telecommunication and electrical failures, malfeasance by external or internal parties, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors and human error (e.g., social engineering and phishing). Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because technologies (such as AI) that are used to obtain unauthorized access to, or to sabotage or disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. We may not be able to anticipate all types of security threats, and, even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our and our service providers’ employees who are (and may continue to be) working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. The White House, the Securities and Exchange Commission (the SEC) and other regulators have also increased their focus on companies’ cybersecurity vulnerabilities and risks.

Further, any integration of AI in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Although we have implemented policies regarding limited permitted use of generative AI by our employees, Confidential Information could be leaked, disclosed or revealed as a result of or in connection with our employees’ use of generative AI Technologies.

We, our CROs and certain of our service providers are, from time to time, subject to cyberattacks and security incidents that threaten the confidentiality, integrity and availability of information technology systems and Confidential Information. While we have not to our knowledge experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our or our critical third parties’ operations, it could result in delays and/or material disruptions of our research and development programs, our operations and ultimately, our financial results. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their information technology systems could also adversely impact our business. Further, due to the current political uncertainty involving Russia and Ukraine, there is an increased likelihood that the tensions could result in cyberattacks or cybersecurity incidents that could either directly or indirectly impact our or our critical third parties’ operations. To the extent that any disruption or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of Confidential Information, the costs associated with the investigation, remediation and potential notification of the breach to counterparties and data subjects could be material, we could incur liability due to delays in the development and commercialization of our product candidates or other business activities, and we may be exposed to reputational harm, litigation (including class actions), regulatory investigations and enforcement, fines and penalties, or increased costs of compliance and system remediation.

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

Additionally, in recent years, U.S. legislative and policy initiatives have increasingly focused on the national security implications of foreign involvement in biotechnology, particularly with respect to China. For example, in January 2024, there was Congressional activity, including the introduction of the BIOSECURE Act in the House of Representatives and a substantially similar Senate bill. In September 2024, the House of Representatives of the prior Congress (the 118th Congress) passed the BIOSECURE Act, but the Senate never voted on it. In 2025, Congress revisited the BIOSECURE Act concept. A revised version of the legislation was proposed as an amendment to the National Defense Authorization Act (NDAA) for fiscal year 2026. This updated draft removed specific company names previously targeted and instead would rely on an existing Department of Defense list of companies with national security concerns. Congress ultimately included the BIOSECURE provisions in the finalized NDAA, effectively making the restrictions part of law as of December 2025, subject to further regulatory implementation and designation processes.

Under the enacted provisions, agencies are prohibited from procuring biotechnology equipment or services from entities designated as “biotechnology companies of concern” and may impose limitations on recipients of federal funding that engage such entities. The statute authorizes the Office of Management and Budget to identify companies of concern based on existing Department of Defense lists of military-linked firms and other criteria tied to national security risk, including ties to foreign adversaries and sensitive data risks.

We currently do business with companies in China, including some that have been referenced in earlier versions of the BIOSECURE Act and related policy discussions, and certain counterparties could be impacted by these legislative actions or regulatory lists. Changes in laws, regulations, or executive orders — or the issuance of lists identifying covered entities — could materially affect our collaborations, supply chains, research partnerships, manufacturing relationships, and access to certain services or technologies.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office (the USPTO) or applicable foreign offices or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others, or other proceedings in the USPTO or applicable foreign offices that challenge priority of invention or other features of patentability. An adverse determination in any such submission, proceeding or litigation could result in loss of exclusivity or freedom to operate, patent claims being narrowed, invalidated or held unenforceable, in whole or in part, or limits on the scope or duration of the patent protection of our product candidates, all of which could limit our ability to stop others from using or commercializing similar or identical product candidates or technology to compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications were threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates, or could negatively impact our ability to raise funds necessary to continue our research programs or clinical trials. Such proceedings could also result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

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

In addition, some of the intellectual property rights we have in-licensed, including certain rights licensed in the agreements described above, may have been generated through the use of U.S. government funding. If any of the research resulting in certain of our owned and/or in-licensed patent rights and technology were funded in part by the U.S. federal or state governments, the government would have certain rights, including march-in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention for noncommercial purposes. These rights may permit the government to disclose our confidential information to third parties or allow third parties to use our licensed technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, a failure to comply with specific administrative requirements and deadlines under the Bayh-Dole Act can result in government taking title to the invention. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

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

As of December 31, 2025, we had 883 full-time employees, including 673 employees engaged in research and development. As our development and commercialization plans and strategies develop, and as we operate as a public company, we expect to need additional managerial, research and development, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We are currently building out our commercial organization. If we are unable to establish sufficient sales and marketing capabilities on our own or through third parties, we may not be able to market and sell any products effectively, if approved, or generate product revenue.

We are currently building out our commercial organization. In order to commercialize any product, if approved, in the United States and foreign jurisdictions, we must build our marketing, sales, distribution, market access, analytics, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. We expect to establish a sales organization with technical expertise as well as supporting distribution capabilities to commercialize each such product candidate, which will be expensive and time-consuming. Our Company has no prior experience in the marketing, sale and distribution of pharmaceutical products. There are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates.

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

As of December 31, 2025, 28.6 million shares of common stock were subject to outstanding options, warrants, or restricted stock units and were eligible, or expected to become eligible, for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the Securities Act). If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

We have the ability to redeem our outstanding public warrants at any time prior to their expiration in December 2026 (A) at a price of $0.01 per public warrant; provided that the last reported sales price of our common stock equals or exceeds $161.87 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give notice of such redemption to the public warrant holders and provided certain other conditions are met, and (B) at a price of $0.10 per public warrant; provided that (i) holders will be able to exercise their public warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of the common stock, (ii) if the last reported sales price of Common Stock equals or exceeds $89.93 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a public warrant as described in the “Description of Securities” filed as Exhibit 4.3 hereto under the heading “Public warrants — Anti-dilution Adjustments”) for any 20 trading days within the 30-trading day period ending three trading days before we send the notice of redemption to the public warrant holders, (iii) if the closing price of our common stock for any 20 trading days within a 30-trading day period ending three trading days before we send the notice of redemption to the public warrant holders is less than $161.87 per share (as adjusted), the private warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants and (iv) provided certain other conditions are met. A redemption in accordance with (B) above may result in public warrant holders having to exercise the public warrants at a time when they are out-of-the-money or receive nominal consideration from the Company for them.

As of the filing of this report, the last reported sales price of our common stock has exceeded $89.93 per share for at least 20 trading days within a 30-trading day period, satisfying the conditions that would permit us to redeem outstanding public and private warrants at a price of $0.10 per warrant as described in clause (B) above. We may elect to exercise this redemption right at any time that it remains available to us, in our sole discretion, subject to the notice and other procedural requirements set forth in the warrant agreement, including at a time and under circumstances that we believe are in the best interests of the Company and its stockholders, even if doing so is disadvantageous to warrant holders.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any state law derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, any action to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended (the Exchange Act), or any other claim for which the federal courts have exclusive jurisdiction; and provided further that if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause or causes of action under the Securities Act. Such provision is intended to benefit and may be enforced by us, our officers and directors, by the underwriters to any offering giving rise to such complaint and any other professional or entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

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

We incur significantly increased costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, which could result in sanctions or other penalties that would harm our business.

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

In 2025, we achieved ISO/IEC 27001 certification for our cybersecurity systems and processes, which, along with other recognized frameworks, informs our approach to identifying, assessing, and managing cybersecurity risks.

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
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
assessment of cybersecurity risks posed by third parties, including current and potential collaborators, as well as key service providers (based on our assessment of their criticality to our operations and respective risk profile).

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

The Audit Committee receives scheduled semi-annual reports from management on our cybersecurity risks, our cybersecurity risk management program and other cybersecurity-related educational topics. In addition, management updates the Audit Committee as necessary, regarding other cybersecurity incidents it considers to be significant or potentially significant.

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

Item 2. Properties.

Our corporate headquarters is located in Redwood City, California, where we lease and occupy approximately 293,906 square feet of office and laboratory space. The term of our Redwood City lease expires in December 2035.

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

On December 9, 2024, Nemeth v. Casdin, et al., Case No. 2024-1268-KSJM (Del. Ch.), was filed in the Court of Chancery of the State of Delaware (the Complaint) arising from CM Life Sciences III., Inc.’s (CMLS III) December 17, 2021 merger with EQRx, Inc. (Legacy EQRx) (the Merger). The Complaint was filed by former stockholders of CMLS III and brings claims for breach of fiduciary duty and unjust enrichment against members of CMLS III’s board of directors, CMLS III’s officers, and CMLS III’s sponsor in connection with the Merger. The Complaint also brings claims for aiding and abetting breaches of fiduciary duties against certain investment firms involved with the merger process, the Company, solely as successor-in-interest to EQRx, and Legacy EQRx’s former Executive Chairman and CEO, Alexis Borisy, who is also on the Company’s board of directors. Defendants moved to dismiss the Complaint in February 2025. The parties reached an agreement to resolve the matter, which was filed with the court on January 6, 2026, and remains subject to court approval. We have recorded an accrual of $5.0 million in accrued and other current liabilities as of December 31, 2025, based on its expected contribution under the agreement and anticipated insurance recoveries.

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

As of February 20, 2026, there were 46 holders of record of our common stock and 5 holders of record of our public warrants. We believe the actual number of holders of our common stock is greater than the number of record holders included herein as this number does not include holders whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph compares the cumulative total stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on February 13, 2020 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2025. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Recent sales of unregistered securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Information pertaining to fiscal year 2024 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2025. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage precision oncology company developing novel targeted therapies for RAS-addicted cancers. We possess sophisticated structure-based drug discovery capabilities built upon deep chemical biology and cancer pharmacology know-how and innovative, proprietary technologies that enable the creation of small molecules tailored to unconventional binding sites. Guided by our understanding of genetic drivers and adaptive resistance mechanisms in cancer, we deploy precision medicine approaches to inform innovative monotherapy and combination regimens. Our research and development pipeline comprises inhibitors that bind directly to RAS variants (RAS(ON) Inhibitors) that are designed to be used as monotherapy, in combination with other RAS(ON) Inhibitors and/or other therapeutic agents.

RAS(ON) Inhibitors

We are advancing a deep pipeline of RAS(ON) Inhibitors, including daraxonrasib (RMC-6236), our multi-selective inhibitor, zoldonrasib (RMC-9805), our G12D-selective inhibitor, elironrasib (RMC-6291), our G12C-selective inhibitor, and RMC-5127, our G12V-selective inhibitor. We also have other preclinical-stage RAS(ON) Inhibitor clinical development opportunities, including the RAS(ON) mutant-selective inhibitors RMC-0708 (Q61H) and RMC-8839 (G13C) and additional novel targeted approaches for patients with RAS-addicted cancers.

Daraxonrasib

Daraxonrasib, our RAS(ON) multi-selective inhibitor, is designed as an oral, RAS-selective tri-complex inhibitor of multiple RAS(ON) variants containing cancer driver mutations at all three of the major RAS mutation hotspot positions, G12, G13, and Q61. Daraxonrasib inhibits all three major RAS isoforms, suppressing the mutant cancer driver and cooperating wild-type RAS proteins. In October 2025, the U.S. Food and Drug Administration (FDA) granted us a non-transferable voucher for daraxonrasib in pancreatic ductal adenocarcinoma (PDAC) under the Commissioner’s National Priority Voucher (CNPV) pilot program. Also in October 2025, daraxonrasib was granted Orphan Drug Designation by the FDA for the treatment of pancreatic cancer. In June 2025, daraxonrasib received Breakthrough Therapy Designation from the FDA for previously treated metastatic PDAC in patients with KRAS G12 mutations.

Zoldonrasib

Zoldonrasib is designed as a RAS(ON) oral G12D-selective tri-complex inhibitor. It is designed to exhibit low nanomolar potency for suppressing RAS pathway signaling and growth of RAS G12D-bearing cancer cells and is engineered to covalently inactivate RAS G12D irreversibly. In December 2025, zoldonrasib received Breakthrough Therapy Designation from the FDA for the treatment of adult patients with KRAS G12D-mutated locally advanced or metastatic non-small cell lung cancer (NSCLC) who have been previously treated with anti-PD-1/PD-L1 therapy and platinum-based chemotherapy.

Elironrasib

Elironrasib is designed as a RAS(ON) oral G12C-selective tri-complex inhibitor. It is designed to exhibit subnanomolar potency for suppressing RAS pathway signaling and growth of RAS G12C-bearing cancer cells and is engineered to be highly selective for RAS G12C over wild-type RAS and other cellular targets. Elironrasib is designed to be differentiated from first-generation KRAS(OFF) G12C inhibitors, which sequester the KRAS(OFF) G12C form, by its mechanism of directly inhibiting the RAS(ON) G12C form. In July 2025, elironrasib received Breakthrough Therapy Designation from the FDA for the treatment of adult patients with KRAS G12C-mutated locally advanced or metastatic NSCLC who have received prior chemotherapy and immunotherapy but have not been previously treated with a KRAS G12C inhibitor.

RMC-5127

RMC-5127 is designed as a RAS(ON) oral G12V-selective tri-complex inhibitor. It is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of RAS G12V-bearing cancer cells and is engineered for selective inhibition of RAS G12V over other RAS isoforms via non-covalent binding interactions. A first-in-human dose escalation clinical trial of RMC-5127 is ongoing.

New Class of RAS(ON) Inhibitors

We have designed a new class of RAS(ON) Inhibitors in order to overcome RAS-driven drug resistance and thereby extend the clinical benefit of RAS(ON) Inhibitors. We currently expect to initiate a first-in-human clinical trial from this class of RAS(ON) Inhibitors in the fourth quarter of 2026.

Other Development Opportunities

RMC-0708

RMC-0708 is designed as a RAS(ON) oral Q61H-selective tri-complex inhibitor. It is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of RAS Q61H-bearing cancer cells and is engineered for selective inhibition of RAS Q61H over other RAS isoforms via non-covalent binding interactions. Clinical development of RMC-0708 is subject to our continuing assessment of portfolio priorities.

RMC-8839

RMC-8839 is designed as a RAS(ON) oral G13C-selective tri-complex inhibitor. It is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of KRAS G13C-bearing cancer cells and is engineered to covalently inactivate KRAS G13C for irreversible inhibition. Clinical development of RMC-8839 is subject to our continuing assessment of portfolio priorities.

Clinical Development

RAS Mutant Epidemiology in the United States

Variants in RAS proteins are among the most common oncogenic drivers of cancer. Based on tumor mutation frequencies from Foundation Medicine data, scaled to estimated patient numbers using cancer incidence from the American Cancer Society Cancer Facts and Figures, there are an estimated more than 190,000 new RAS mutant cancer diagnoses each year in the U.S. These include approximately 60,000 patients with NSCLC, representing approximately 30% of NSCLC diagnoses, approximately 75,000 patients with colorectal cancer (CRC), representing approximately 50% of CRC diagnoses, and approximately 56,000 patients with PDAC, representing more than 90% of PDAC diagnoses.

Pancreatic Cancer

Pancreatic cancer is one of the most common and difficult-to-treat cancers and patients have historically had limited treatment options. Because of this unmet need and the prevalence of RAS as a driver of PDAC, we believe that pancreatic cancer represents a particularly compelling opportunity for RAS-targeted therapies.

Based on encouraging early-stage clinical results, we are evaluating daraxonrasib and zoldonrasib in the following global, randomized Phase 3 registrational studies in PDAC:

•
RASolute 302: comparing daraxonrasib against chemotherapy in patients with second line (2L) PDAC; a clinical readout for this study is currently expected in the first half of 2026;
•
RASolute 303: comparing daraxonrasib with and without chemotherapy against chemotherapy in patients with first line (1L) metastatic PDAC;
•
RASolute 304: evaluating daraxonrasib as an adjuvant therapy in patients with resectable PDAC; and
•
RASolute 305: comparing zoldonrasib in combination with the investigator’s choice of either gemcitabine nab-paclitaxel or modified FOLFIRINOX against the investigator’s choice of the chemotherapies in patients with 1L metastatic PDAC in a placebo-controlled study.

In addition, we expect to initiate RASolute 309, a global, randomized Phase 3 registrational trial evaluating the combination of daraxonrasib with zoldonrasib in patients with 1L PDAC in the second half of 2026.

Non-Small Cell Lung Cancer

NSCLC is another major cancer type in which RAS mutations are common. While advances in immunotherapy and chemotherapy have improved outcomes for some individuals, many patients with RAS mutant NSCLC continue to experience disease progression, highlighting the need for new targeted approaches. Importantly, RAS mutations in NSCLC extend beyond a single subtype, leaving a significant portion of patients without broadly effective targeted treatment options.

Based on encouraging early-stage clinical results we are evaluating daraxonrasib in RASolve 301, a global, randomized Phase 3 registrational trial comparing daraxonrasib versus docetaxel in patients with locally advanced or metastatic RAS mutant NSCLC who have been treated with immunotherapy and platinum-containing chemotherapy. We currently expect to substantially complete enrollment in RASolve 301 in 2026.

We also currently expect to initiate RASolve 308, a global, randomized placebo-controlled Phase 3 registrational trial evaluating zoldonrasib in combination with standard of care in patients with 1L metastatic RAS G12D NSCLC in the first half of 2026.

We currently expect to provide an update on our plans for advancing daraxonrasib combination therapy in 1L NSCLC in 2026. We also currently expect to share an update on our registrational strategy for elironrasib in NSCLC in 2026.

Colorectal Cancer

Colorectal cancers are genetically complex and heterogeneous, and patients with RAS mutant disease typically have limited targeted treatment options, particularly after progression on standard therapies. As a result, outcomes remain poor for many patients, underscoring the need for new therapeutic approaches that more effectively address the underlying drivers of the disease.

To address this need, we are pursuing a combination-focused strategy designed to maximize clinical impact in this challenging setting. We believe that our early clinical experience supports continued exploration of these strategies. As data mature, we plan to prioritize registrational opportunities with the goal of improving outcomes and expanding treatment options for patients with RAS mutant colorectal cancer. We currently expect to provide updated combination data in CRC in 2026.

Collaborations

Bristol Myers Squibb Collaboration

In February 2026, we entered into a clinical collaboration with Bristol Myers Squibb (BMS) pursuant to which BMS plans to evaluate its compound navlimetostat, an MTA-cooperative PRMT5 inhibitor, in combination with daraxonrasib in patients with PDAC as part of a BMS-sponsored trial.

Amgen Collaboration

In February 2025, we entered into a clinical collaboration with Amgen Inc. (Amgen) pursuant to which Amgen is evaluating its compound AMG 193, an MTA-cooperative PRMT5 inhibitor, in combination with daraxonrasib in patients with 2L PDAC as part of an Amgen-sponsored trial.

Summit Collaboration

In June 2025, we entered into a clinical collaboration with Summit Therapeutics, Inc. (Summit) pursuant to which we are evaluating the safety and efficacy, in multiple solid tumor settings, of our clinical-stage RAS(ON) Inhibitors, including daraxonrasib, elironrasib and zoldonrasib, in combination with Summit’s ivonescimab, a PD-1/VEGF bispecific antibody. The first patient was recently dosed in this clinical trial.

Iambic Collaboration

In May 2025, we entered into a collaboration with Iambic Therapeutics (Iambic), pursuant to which Iambic uses its artificial intelligence capabilities to generate customized models through training with our proprietary data. Our aim in this collaboration is to enhance our lead discovery and optimization processes directed against both current and new drug targets to enable continued development of our pipeline.

Tango Collaboration

In November 2024, we entered into a clinical collaboration with Tango Therapeutics, Inc. (Tango) pursuant to which Tango is evaluating its compound vopimetostat (TNG462), an MTA-cooperative PRMT5 inhibitor, in combination with daraxonrasib or zoldonrasib in patients with MTAP-depleted, RAS mutant PDAC or lung cancer as part of a Tango-sponsored trial.

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

Change in fair value of warrant liability and contingent earn-out shares

Change in fair value of warrant liability and contingent earn-out shares, consists of change in fair value of warrants and earn-out shares assumed as part of the EQRx, Inc. acquisition. The earn-out shares expired in December 2024.

Other income (expense), net

Other income (expense), net, consists of miscellaneous income and expenses unrelated to our core operations, including the impact of foreign currency exchange differences.

Results of operations

Comparison of the years ended December 31, 2025 and 2024

	Years Ended December 31,
	2025	2024	Increase/ (decrease)
	(in thousands)
Operating expenses:
Research and development	987,332	592,225	395,107
General and administrative	195,037	97,299	97,738
Total operating expenses	1,182,369	689,524	492,845
Loss from operations	(1,182,369)	(689,524)	(492,845)
Non-operating income (expense), net:
Interest income	90,694	86,883	3,811
Interest expense	(24,231)	—	(24,231)
Change in fair value of warrant liability and contingent earn-out shares	(15,358)	4,323	(19,681)
Other expense, net	(37)	(2,528)	2,491
Total non-operating income, net	51,068	88,678	(37,610)
Loss before income taxes	(1,131,301)	(600,846)	(530,455)
Benefit from income taxes	—	753	(753)
Net loss	$(1,131,301)	$(600,093)	$(531,208)

Research and development expenses

Our research and development efforts during the year ended December 31, 2025 were focused on our clinical development programs and our preclinical programs. The following table sets forth the components of our research and development expenses for the periods indicated:

	Years Ended December 31,
	2025	2024	Increase/ (decrease)
	(in thousands)
Third-party research and development expenses:
Clinical Development Programs:
Daraxonrasib (RMC-6236)	$330,982	$168,911	$162,071
Zoldonrasib (RMC-9805)	120,193	64,112	56,081
Elironrasib (RMC-6291)	73,671	55,034	18,637
RMC-5127	12,824	—	12,824
RAS companion inhibitors	746	6,955	(6,209)
Preclinical programs	92,875	73,089	19,786
Total third-party research and development expenses	631,291	368,101	263,190
Salaries and other employee-related expenses	189,064	113,475	75,589
Stock-based compensation expense	78,356	50,973	27,383
Amortization of intangible assets	870	1,069	(199)
Other research and development costs	87,751	58,607	29,144
Total research and development expense	$987,332	$592,225	$395,107

Research and development expenses increased by $395.1 million, or 67%, during the year ended December 31, 2025 compared to 2024. The increase was primarily due to higher clinical trial and manufacturing expenses, including a $162.1 million increase related to daraxonrasib expenses, a $56.1 million increase related to zoldonrasib expenses and a $18.6 million increase related to elironrasib expenses; a $75.6 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $29.1 million increase in other research and development expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; a $27.4 million increase in stock-based compensation; and a $19.8 million increase in preclinical research portfolio expenses. RMC-5127 became a clinical development program in 2025 and we incurred $12.8 million in expenses in 2025 related to this program. This was partially offset by a $6.2 million decrease in other RAS companion inhibitor program expenses.

General and administrative expenses

General and administrative expenses increased by $97.7 million, or 100%, during the year ended December 31, 2025 compared to 2024. The increase was primarily due to a $34.4 million increase in commercial preparation expenses; a $28.6 million increase in salaries and other employee-related expenses due to increased headcount; a $11.8 million increase in stock-based compensation expense; a $10.2 million increase in legal and accounting fees; a $8.2 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; and a $2.9 million increase in other professional expenses.

Interest income

Interest income increased by $3.8 million for the year ended December 31, 2025, compared to 2024 due to a larger cash equivalents and marketable securities balance.

Interest expense

Interest expense increased by $24.2 million during the year ended December 31, 2025 compared to 2024 due to interest expense and issuance costs amortization under the Royalty Purchase Agreement.

Change in fair value of warrant liability and contingent earn-out shares

The fair value of our warrant liability increased by $15.4 million during the year ended December 31, 2025 as a result of an increase in our share price in 2025. The earn-out shares expired in December 2024.

Liquidity and Capital Resources

In November 2021, we entered into a sales agreement with TD Securities (USA) LLC (f/k/a Cowen and Company LLC) (TD Cowen), as amended in March 2024, to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $250 million, through an at-the-market equity offering program (the 2021 ATM). During the year ended December 31, 2024, we sold an aggregate of 1,294,050 shares of common stock under the 2021 ATM, resulting in gross proceeds of $60.8 million. In August 2024, we terminated the 2021 ATM and entered into a new sales agreement with TD Cowen to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $500 million, through an at-the-market equity offering program (the 2024 ATM). During the year ended December 31, 2024, we sold an aggregate of 1,147,893 shares of common stock under the 2024 ATM, resulting in gross proceeds of $60.4 million. During the year ended December 31, 2025, we sold an aggregate of 6,163,501 shares of common stock under the 2024 ATM, resulting in gross proceeds of $353.4 million. In February 2026, we terminated the 2024 ATM and entered into a new sales agreement with TD Cowen to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $1 billion, through an at-the-market equity offering program (the 2026 ATM) under which TD Cowen agreed to act as our sales agent.

In March 2023, we issued 15,681,818 shares of our common stock in an underwritten public offering at a price to the public of $22.00 per share, for net proceeds of $323.7 million, after deducting underwriting discounts and commissions of $20.7 million and expenses of $0.6 million.

In November 2023, we completed the acquisition (the EQRx Acquisition) of EQRx Inc. (EQRx) and issued 54,786,528 shares of common stock in the transaction in which we received $1.1 billion in net cash, cash equivalents and marketable securities after deducting EQRx wind-down and transition costs.

In December 2024, we issued and sold in an underwritten public offering (i) 16,576,088 shares of our common stock at a price to the public of $46.00 per share and (ii) pre‑funded warrants to certain investors to purchase an aggregate of 2,173,917 shares of our common stock at a price of $45.9999 per pre-funded warrant. Each pre-funded warrant is exercisable from the date of issuance until fully exercised, subject to an ownership limitation. Total net proceeds from the offering were $823.0 million, after deducting underwriting discounts and commissions of $38.8 million and expenses of $0.6 million. As of December 31, 2025, all of the pre-funded warrants have been converted to equity.

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

For additional information regarding the Royalty Purchase Agreement (including information regarding the trigger events related to particular tranches and the applicable tiered revenue payments), see “Note 10. Liability related to the sale of future royalties” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.

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

For additional information regarding the Term Loan Facility (including information regarding the terms and conditions related to the three tranches of funding), see “Note 11. Term loan facility” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.

To date, our operations have been financed primarily by our public offerings of common stock, the EQRx Acquisition and the sale of future royalties.

As of December 31, 2025, we had $2.0 billion in cash, cash equivalents and marketable securities.

As of December 31, 2025, we had an accumulated deficit of $2.9 billion. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our product candidates and our pre-clinical research portfolio, and to a lesser extent, general and administrative and commercial preparation expenditures. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue to advance our product candidates into later stages of development, which includes conducting larger clinical trials, and increasing our efforts to prepare to become a commercial-stage company.

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

We will require additional funds for our development efforts for our current and future programs and to prepare for their potential commercialization. Other than the Royalty Purchase Agreement and the Term Loan Facility (which provide for additional funding subject to certain terms and conditions and trigger events), we do not have any committed external source of funds or other support for these activities, and we may finance our cash needs through additional funding under the Royalty Purchase Agreement, the Term Loan Facility and/or a combination of public or private equity offerings, debt financings, other credit or loan facilities, acquisitions, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to (i) delay, limit, reduce the scope of or terminate one or more of our preclinical studies, clinical trials, or other research and development activities or eliminate one or more of our development programs altogether; or (ii) delay, limit, reduce the scope of or terminate our efforts to establish manufacturing and sales and marketing capabilities or other activities that may be necessary to commercialize any future approved products, or reduce our flexibility in developing or maintaining our sales and marketing strategy.

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(897,741)	$(557,436)
Investing activities	118,058	(554,394)
Financing activities	621,524	959,413
Net change in cash and cash equivalents	$(158,159)	$(152,417)

Cash used in operating activities

During the year ended December 31, 2025, cash used in operating activities of $897.7 million was attributable to a net loss of $1.1 billion, partially offset by $146.7 million in non-cash charges and by a net change of $86.8 million in our operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation expense of $118.4 million, a $24.2 million non-cash interest expense on liability related to sale of future royalties, change in the fair value of warrant liability and contingent earn-out shares of $15.4 million, depreciation and amortization of $8.7 million, and amortization of operating lease right-of-use asset of $7.9 million, offset by net amortization of premium on marketable securities of $27.8 million. The change in operating assets and liabilities was primarily due to a $112.3 million increase in accrued expenses and other current liabilities primarily related to clinical trial and clinical supply manufacturing expenses and increased personnel related expenses due to increased headcount and a $9.5 million increase in accounts payable, offset by a $9.7 million increase in prepaid expenses and other current assets, a $12.9 million increase in other noncurrent assets, a $12.0 million increase in long-term deposits and a $1.0 million decrease in operating lease liability.

Cash provided by (used in) investing activities

During the year ended December 31, 2025, cash provided by investing activities of $118.1 million was primarily comprised of cash provided by maturities of marketable securities of $1.9 billion and sale of marketable securities of $6.4 million, offset by purchases of marketable securities of $1.8 billion and purchases of property and equipment of $16.0 million.

Cash provided by financing activities

During the year ended December 31, 2025, cash provided by financing activities of $621.5 million was primarily comprised of $347.9 million in net proceeds from the issuance of common stock under the 2024 ATM, $244.2 million in net proceeds from the sale of future royalties, $21.1 million in proceeds from the issuance of common stock upon the exercise of stock options and $8.0 million in proceeds from the issuance of common stock under the employee stock purchase plan.

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

In June 2025, we entered into the Royalty Purchase Agreement with Royalty Pharma. Pursuant to the Royalty Purchase Agreement, Royalty Pharma purchased from us the right to receive tiered royalty payments on worldwide net product sales of daraxonrasib and zoldonrasib, if zoldonrasib is approved for the same indication or subset of the same indication for which daraxonrasib is approved. For additional information regarding the Royalty Purchase Agreement, see “Note 10. Liability related to the sale of future royalties” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.

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

For additional information about measurements of stock-based compensation see “Note 13. Stock-based compensation” in the “Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

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

We held cash, cash equivalents and marketable securities of $2.0 billion and $2.3 billion as of December 31, 2025 and 2024, respectively, which consisted of bank deposits, money market funds, U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, an immediate one percent change in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities.

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

REVOLUTION MEDICINES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Revolution Medicines, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Revolution Medicines, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

External Research and Development Costs.

As described in Note 2 to the consolidated financial statements, research and development expenses consist of costs incurred for the Company’s own research and development activities and are expensed as incurred. Research and development costs consist of salaries and benefits, including associated stock-based compensation, and laboratory supplies and facility costs, as well as external costs paid to other entities that conduct certain research and development activities on the Company’s behalf. As disclosed by management, certain development activities are based on an evaluation of the progress to completion of specific tasks using information and data provided to the Company by its vendors, collaborators and third-party service providers. Management estimates research and development expenses based on estimates of services performed and relies on third party contractors and vendors to provide timely and accurate estimates of expenses of services performed to assist in these estimates. The Company’s research and development expense for the year ended December 31, 2025, was $987.3 million, a majority of which relates to external research and development costs.

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

February 25, 2026

We have served as the Company’s auditor since 2017.

REVOLUTION MEDICINES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$383,745	$543,064
Marketable securities	1,641,934	1,746,235
Prepaid expenses and other current assets	49,358	38,333
Total current assets	2,075,037	2,327,632
Property and equipment, net	33,194	24,289
Operating lease right-of-use asset	132,084	117,534
Intangible assets, net	55,800	56,670
Goodwill	14,608	14,608
Restricted cash	4,858	3,698
Long-term deposits	24,148	12,128
Other noncurrent assets	14,779	1,742
Total assets	$2,354,508	$2,558,301
Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable	$64,616	$54,427
Accrued expenses and other current liabilities	209,340	96,615
Operating lease liability, current	16,468	12,872
Total current liabilities	290,424	163,914
Deferred tax liability	2,353	2,353
Operating lease liability, noncurrent	142,234	122,971
Liability related to the sale of future royalties	268,446	—
Warrant liability	18,546	3,189
Other noncurrent liabilities	1,208	670
Total liabilities	723,211	293,097
Commitments and contingencies (Note 8)
Stockholdersʼ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2025 and December 31, 2024, respectively; none issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively; 197,001,401 and 185,896,625 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	19	18
Additional paid-in capital	4,497,143	4,001,666
Accumulated other comprehensive income	3,237	1,321
Accumulated deficit	(2,869,102)	(1,737,801)
Total stockholdersʼ equity	1,631,297	2,265,204
Total liabilities and stockholdersʼ equity	$2,354,508	$2,558,301

The accompanying notes are an integral part of these Consolidated Financial Statements.

REVOLUTION MEDICINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Collaboration revenue	$—	$—	$11,580
Total revenue	—	—	11,580
Operating expenses:
Research and development	987,332	592,225	423,144
General and administrative	195,037	97,299	75,621
Total operating expenses	1,182,369	689,524	498,765
Loss from operations	(1,182,369)	(689,524)	(487,185)
Non-operating income (expense), net:
Interest income	90,694	86,883	47,482
Interest expense	(24,231)	—	—
Change in fair value of warrant liability and contingent earn-out shares	(15,358)	4,323	115
Other expense, net	(37)	(2,528)	(303)
Total non-operating income, net	51,068	88,678	47,294
Loss before income taxes	(1,131,301)	(600,846)	(439,891)
Benefit from income taxes	—	753	3,524
Net loss	$(1,131,301)	$(600,093)	$(436,367)
Net loss per share attributable to common stockholders, basic and diluted	$(5.95)	$(3.58)	$(3.86)
Weighted-average common shares used to compute net loss per share, basic and diluted	190,129,154	167,737,672	113,149,869

Comprehensive loss:
Net loss	$(1,131,301)	$(600,093)	$(436,367)
Other comprehensive gain:
Unrealized gain on investments, net	1,916	777	2,324
Comprehensive loss	$(1,129,385)	$(599,316)	$(434,043)

The accompanying notes are an integral part of these Consolidated Financial Statements.

REVOLUTION MEDICINES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income/ (Loss)	Deficit	Equity
Balance at December 31, 2022	90,411,912	$9	$1,388,300	$(1,780)	$(701,341)	$685,188
Issuance of common stock pursuant to stock option exercises	524,094	—	3,316	—	—	3,316
Issuance of common stock from follow-on public offering, net of offering costs of $21,294	15,681,818	2	323,704	—	—	323,706
Issuance of common stock in connection with acquisition of EQRx, Inc., net of transaction costs of $20,717	54,786,528	5	1,120,880	—	—	1,120,885
Issuance of common stock from at-the-market offering	2,482,880	—	62,053	—	—	62,053
Issuance of common stock related to vesting of restricted stock units	576,974	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	210,679	—	3,317	—	—	3,317
Repurchases of early exercised stock	(291)	—	—	—	—	—
Stock-based compensation expense	—	—	61,772	—	—	61,772
Net unrealized gain on marketable securities	—	—	—	2,324	—	2,324
Net loss	—	—	—	—	(436,367)	(436,367)
Balance at December 31, 2023	164,674,594	$16	$2,963,342	$544	$(1,137,708)	$1,826,194
Issuance of common stock pursuant to stock option exercises	927,275	—	12,330	—	—	12,330
Issuance of common stock from follow-on public offering, net of offering costs of $34,881	16,576,088	2	727,618	—	—	727,620
Issuance of pre-funded warrants, net of issuance costs of $4,578	—	—	95,422	—	—	95,422
Issuance of common stock from at-the-market offering	2,441,943	—	118,728	—	—	118,728
Issuance of common stock related to vesting of restricted stock units	1,011,255	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	265,470	—	5,029	—	—	5,029
Stock-based compensation expense	—	—	79,197	—	—	79,197
Net unrealized gain on marketable securities	—	—	—	777	—	777
Net loss	—	—	—	—	(600,093)	(600,093)
Balance at December 31, 2024	185,896,625	$18	$4,001,666	$1,321	$(1,737,801)	$2,265,204
Issuance of common stock pursuant to stock option exercises	1,147,005	—	21,134	—	—	21,134
Issuance of common stock pursuant to exercise of prefunded warrants	2,173,911	—	—	—	—	—
Issuance of common stock from at-the-market offering	6,163,501	1	347,914	—	—	347,915
Issuance of common stock related to vesting of restricted stock units	1,349,291	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	271,045	—	8,036	—	—	8,036
Exercise of warrants	23	—	4	—	—	4
Stock-based compensation expense	—	—	118,389	—	—	118,389
Net unrealized gain on marketable securities	—	—	—	1,916	—	1,916
Net loss	—	—	—	—	(1,131,301)	(1,131,301)
Balance at December 31, 2025	197,001,401	$19	$4,497,143	$3,237	$(2,869,102)	$1,631,297

The accompanying notes are an integral part of these Consolidated Financial Statements.

REVOLUTION MEDICINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(1,131,301)	$(600,093)	$(436,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	32	118	52
Amortization of intangible assets	870	1,069	1,068
Stock-based compensation expense	118,389	79,197	61,772
Depreciation and amortization	7,780	6,559	5,042
Change in fair value of warrant liability and contingent earn-out shares	15,358	(4,323)	115
Non-cash interest expense on liabilities related to sale of future royalties	24,231	—	—
Net amortization of premium or discount on marketable securities	(27,831)	(44,565)	(22,205)
Amortization of operating lease right-of-use asset	7,908	4,196	3,199
Changes in operating assets and liabilities:
Accounts receivable	—	1,254	3,419
Prepaid expenses and other current assets	(9,667)	(9,698)	(2,646)
Accounts payable	9,535	(6,465)	32,469
Accrued expenses and other current liabilities	112,267	21,985	14,668
Deferred revenue	—	—	(4,459)
Operating lease liability	(957)	(245)	(1,532)
Deferred tax liability	—	(762)	(3,910)
Long-term deposits	(12,020)	(7,563)	(2,284)
Other noncurrent assets	(12,872)	1,688	870
Other noncurrent liabilities	537	212	157
Net cash used in operating activities	(897,741)	(557,436)	(350,572)
Cash flows from investing activities
Purchases of marketable securities	(1,794,850)	(2,136,623)	(1,058,916)
Maturities of marketable securities	1,922,514	1,592,537	724,047
Sales of marketable securities	6,384	—	—
Purchases of property and equipment	(15,990)	(10,308)	(7,729)
Net cash provided by (used in) investing activities	118,058	(554,394)	(342,598)
Cash flows from financing activities
Cash, cash equivalents and restricted cash acquired in connection with EQRx Acquisition, net of transaction costs	—	—	840,834
Proceeds from the sale of future royalties, net of issuance costs	244,215	—	—
Proceeds from issuance of common stock, net of issuance costs	—	727,620	323,706
Proceeds from issuance of pre-funded warrants, net of transaction costs	—	95,422	—
Proceeds from issuance of common stock from at-the-market offering, net of transaction costs	347,915	118,728	62,053
Proceeds from issuance of common stock pursuant to stock option exercises	21,134	12,330	3,316
Proceeds from issuance of common stock related to employee stock purchase plan	8,036	5,029	3,317
Tax payment for common stock withheld in satisfaction of withholding tax requirements	—	—	(4,026)
Exercise of warrants	4	—	—
Payments of deferred offering costs	220	284	—
Net cash provided by financing activities	621,524	959,413	1,229,200
Net increase (decrease) in cash, cash equivalents and restricted cash	(158,159)	(152,417)	536,030
Cash, cash equivalents and restricted cash - beginning of year	546,762	699,179	163,149
Cash, cash equivalents and restricted cash - end of year	$388,603	$546,762	$699,179
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	383,745	543,064	696,148
Restricted cash	4,858	3,698	3,031
Cash, cash equivalents and restricted cash - end of period	$388,603	$546,762	$699,179
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for EQRx acquisition	$—	$—	$1,085,676
Fair value of net assets acquired in connection with EQRx Acquisition	—	—	291,475
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	1,876	1,576	2,611
Right-of-use assets obtained in exchange for operating lease liabilities	22,458	44,581	25,271

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

Liquidity

The Company has incurred net operating losses in each year since inception. As of December 31, 2025, the Company had an accumulated deficit of $2.9 billion. Management believes that its existing cash, cash equivalents and marketable securities will enable the Company to fund its planned operations for at least 12 months following the issuance date of these consolidated financial statements. The Company has been able to fund its operations through the issuance and sale of common stock, the acquisition of EQRx, Inc. (EQRx), and the sale of future royalties. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available, could have a material adverse effect on the Company’s ability to achieve its business objectives.

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

In December 2024, the Company issued and sold in an underwritten public offering (i) 16,576,088 shares of its common stock (including the exercise in full by the underwriters of their option to purchase an additional 2,445,652 shares of the Company’s common stock) at a price to the public of $46.00 per share and (ii) pre‑funded warrants to certain investors to purchase an aggregate of 2,173,917 shares of the Company’s common stock at a price of $45.9999 per pre-funded warrant. Each pre-funded warrant was exercisable from the date of issuance until fully exercised, subject to an ownership limitation. Total net proceeds were $823.0 million, after deducting underwriting discounts and commissions of $38.8 million and expenses of $0.6 million.

In November 2021, the Company entered into a sales agreement with Cowen and Company, LLC, an affiliate of TD Securities (USA) LLC (TD Cowen), as amended in March 2024, to sell shares of its common stock, from time to time, with aggregate gross proceeds of up to $250 million, through an at-the-market equity offering program (the 2021 ATM). During the year ended December 31, 2023, the Company sold an aggregate of 2,482,880 shares of common stock under the 2021 ATM resulting in gross proceeds to the Company of $63.5 million, with net proceeds to the Company of $62.1 million after deducting commissions and expenses. During the year ended December 31, 2024, the Company sold an aggregate of 1,294,050 shares of common stock under the 2021 ATM, resulting in gross proceeds of $60.8 million, with net proceeds to the Company of $59.2 million after deducting commissions and expenses.

In August 2024, the Company entered into a new sales agreement with TD Cowen to sell shares of the Company’s common stock, from time to time, with aggregate gross proceeds of up to $500 million, through an at-the-market equity offering program (the 2024 ATM). The 2024 ATM replaced the 2021 ATM and any unused balance remaining under the 2021 ATM is no longer available. During the year ended December 31, 2024, the Company sold an aggregate of 1,147,893 shares of common stock under the 2024 ATM, resulting in gross proceeds of $60.4 million, with net proceeds to the Company of $59.5 million after deducting commissions and expenses. During the year ended December 31, 2025, the Company sold an aggregate of 6,163,501 shares of common stock under the 2024 ATM, resulting in gross proceeds of $353.4 million, with net proceeds to the Company of $347.9 million after deducting commissions and expenses.

2. Summary of significant accounting policies

Basis of presentation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and applicable rules of the Securities and Exchange Commission (SEC) regarding financial reporting and, in the opinion of management, include all normal and recurring adjustments which are necessary to state fairly the Company’s financial position and results of operations for the reported periods. The consolidated financial statements for the years ended December 31, 2025, 2024 and 2023 include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The functional and reporting currency of the Company and its subsidiaries is the U.S. dollar.

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

The Company periodically evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. The Company considers various factors in determining whether to recognize an impairment charge. If the Company determines that the decline in an investment’s fair value is other-than-temporary, the difference is recognized as an impairment loss in the consolidated statements of operations and comprehensive loss. As of December 31, 2025, no other-than-temporary-impairment has been recorded.

Restricted cash

As of December 31, 2025 and 2024, the Company had $4.9 million and $3.7 million, respectively, of noncurrent restricted cash related to Company issued letters of credit in connection with leases. These amounts are held in separate bank accounts to support letter of credit agreements for certain of its leases.

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

Acquired intangible assets

Indefinite-lived intangible assets represent the estimated fair value assigned to in-process research and development (IPR&D) acquired in a business combination. The Company reviews indefinite-lived intangible assets for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, then it is written down to its adjusted fair value. As of December 31, 2025, there have been no such impairments. For IPR&D, if a product candidate derived from the indefinite-lived intangible asset is developed and commercialized, the useful life will be determined, and the carrying value will be amortized prospectively over that estimated useful life. Alternatively, if a product candidate is abandoned, the carrying value of the intangible asset will be charged to research and development expenses in the consolidated statements of operations and comprehensive loss.

Finite-lived intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date and are carried at cost less accumulated amortization and impairment. Amortization is computed using the straight-line method over the estimated useful lives of the respective finite-lived intangible assets and is included in research and development expenses in the consolidated statement of operations. Intangible assets are reviewed for impairment at least annually or more frequently if indicators of potential impairment exist. As of December 31, 2025, no such impairment has been recorded.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired in a business combination. The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first assessing the qualitative factors to determine whether it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount. Qualitative indicators assessed include consideration of macroeconomic, industry and market conditions, the Company’s overall financial performance and personnel or strategy changes. Based on the qualitative assessment, if it is determined that it is more likely than not that its fair value is less than its carrying amount, the fair value of the Company’s single reporting unit is compared to its carrying value. Any excess of the goodwill carrying amount over the fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of December 31, 2025, no goodwill impairment has been identified.

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

Liability related to the sale of future royalties

The Company accounts for the revenue participation right purchase and sale agreement with Royalty Pharma Investments 2019 ICAV (Royalty Pharma), pursuant to which Royalty Pharma purchased the right to receive tiered royalty payments with respect to worldwide net product sales of (i) the Company’s RAS(ON) multi-selective inhibitor, daraxonrasib (together with certain potential future products having the same mechanism of action as daraxonrasib, collectively, RMC-6236 Products) and (ii) the Company’s RAS(ON) G12D-selective inhibitor, zoldonrasib (together with certain potential future products having the same mechanism of action as zoldonrasib, RMC-9805 Products), if an RMC-9805 Product is approved for the same indication or subset of the same indication for which an RMC-6236 Product is approved, as a debt financing under ASC Topic 470, Debt (ASC 470) to be amortized over the estimated life of the royalty term arrangement using the effective interest method. Non-cash interest expense is recognized in the consolidated statements of operations and comprehensive loss as a component of interest expense.

The liability related to the sale of future royalties and the related interest expense is based on the Company’s current estimates of future royalties. The Company recognizes interest expense based on an estimated effective interest rate, which is subject to the amount and timing of projected royalty payments. These estimates reflect assumptions regarding expected commercial launch timelines, regulatory approval probabilities, and projected net product sales over the term of the purchase and sale agreement. These assumptions are subject to change and are reassessed each reporting period and the Company recalculates the amortization and effective interest rate and adjusts the accounting prospectively, as needed.

For additional information regarding the Royalty Purchase Agreement (including information regarding the trigger events related to particular tranches and the applicable tiered revenue payments), see “Note 10. Liability related to the sale of future royalties”.

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

Sales-based milestones and royalties: For arrangements that include sales-based milestone or royalty payments based on the level of sales, and in which the license is deemed to be the predominant item to which the sales-based milestone or royalties relate, the Company recognizes revenue in the period in which the sales-based milestone is achieved and in the period in which the sales associated with the royalty occur. To date, the Company has not recognized any sales-based milestone or royalty revenue resulting from its collaboration arrangements.

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

Comprehensive loss

For the years ended December 31, 2025, 2024 and 2023, other comprehensive income (loss) included net unrealized gains or losses on marketable securities.

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

Net loss per share attributable to common stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing net loss per share because the shares may be issued for little or no consideration, are fully vested and are exercisable without being subject to any conditions after the original issuance date. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, common stock subject to repurchase related to unvested restricted stock awards and early exercise of stock options are considered to be potentially dilutive securities. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods.

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

In addition to the significant expense categories included within consolidated net loss presented on the Company’s Consolidated Statements of Operations, see below for disaggregated amounts that comprise research and development expenses:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Third-party research and development expenses(a)	$631,291	$368,101	$262,605
Salaries and other employee-related expenses	189,064	113,475	81,658
Stock-based compensation expense	78,356	50,973	34,126
Amortization of intangible assets	870	1,069	1,068
Other research and development costs	87,751	58,607	43,687
Total research and development expense	$987,332	$592,225	$423,144

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

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires annually (i) enhanced disclosures in connection with an entity's effective tax rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. The guidance is effective for public business entities for fiscal years beginning after December 15, 2024. Early application is permitted. The Company adopted the standard prospectively for the year ended December 31, 2025, with no material impact on the Company’s consolidated financial statements.

Recently announced accounting pronouncements

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), Narrow-Scope Improvements. The amendments in this guidance clarify interim disclosure requirements and the applicability of Topic 270 resulting in a comprehensive list of interim disclosures with a goal to enhance consistency in interim reporting for all entities. The guidance will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments in this Update can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the standard on its consolidated financial statements.

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

Under the asset acquisition method of accounting, the purchase consideration was allocated and recorded by the Company on a fair value basis to the net assets acquired on the Closing Date. Any excess fair value of net assets of EQRx over the cost of the acquisition following determination of the actual purchase consideration is allocated to EQRx’s qualifying assets under ASC 805. As there were no qualifying assets acquired, the excess fair value of net assets under ASC 805 was recorded to equity, as a capital-raising transaction. Because EQRx had wound down the majority of its research and development activities and its operations by the time of the Closing Date, the net assets being acquired are primarily comprised of cash and cash equivalents and marketable securities.

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

4. Fair value measurements

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$369,376	$369,376	$—	$—
Commercial paper	75,080	—	75,080	—
U.S. government and agency securities	690,683	—	690,683	—
Corporate bonds	889,057	—	889,057	—
Total	$2,024,196	$369,376	$1,654,820	$—
Liabilities:
Warrant liabilities	18,546	10,376	8,170	—
Total	$18,546	$10,376	$8,170	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$409,233	$409,233	$—	$—
Commercial paper	245,658	—	245,658	—
Certificates of deposit	9,048	—	9,048	—
U.S. government and agency securities	1,051,754	—	1,051,754	—
Corporate bonds	571,654	—	571,654	—
Total	$2,287,347	$409,233	$1,878,114	$—
Liabilities:
Warrant liabilities	3,189	1,784	1,405	—
Total	$3,189	$1,784	$1,405	$—

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

5. Available-for-sale securities

The following tables summarize the amortized cost and estimated fair value of the Company’s available-for-sale marketable securities and cash equivalents and the gross unrealized gains and losses:

	December 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized		Estimated
	cost	gain	loss		fair value
	(in thousands)
Marketable securities:
Commercial paper	$62,380	$16	$(3)		$62,393
U.S. government and agency securities	689,258	1,432	(7)		690,683
Corporate bonds	887,058	1,833	(33)		888,858
Total marketable securities	1,638,696	3,281	(43)		1,641,934
Cash equivalents:
Money market funds	369,376	—	—		369,376
Commercial paper	12,688	—	(1)		12,687
Corporate bonds	199	—	—		199
Total cash equivalents	382,263	—	(1)	—	382,262
Total available-for-sale securities	$2,020,959	$3,281	$(44)		$2,024,196

	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$158,838	$72	$(17)	$158,893
Certificates of deposit	9,039	10	(1)	9,048
U.S. government and agency securities	1,011,019	1,123	(382)	1,011,760
Corporate bonds	566,008	657	(131)	566,534
Total marketable securities	1,744,904	1,862	(531)	1,746,235
Cash equivalents:
Money market funds	409,233	—	—	409,233
Commercial paper	86,778	—	(13)	86,765
U.S. government and agency securities	39,991	4	(1)	39,994
Corporate bonds	5,120	—	—	5,120
Total cash equivalents	541,122	4	(14)	541,112
Total available-for-sale securities	$2,286,026	$1,866	$(545)	$2,287,347

The amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are summarized below as of December 31, 2025:

	December 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Mature in one year or less	$1,541,331	$2,043	$(26)	$1,543,348
Mature after one year through two years	479,628	1,238	(18)	480,848
Total available-for-sale securities	$2,020,959	$3,281	$(44)	$2,024,196

6. Balance sheet components

Property and equipment, net

Property and equipment, net consists of the following:

	December 31,
	2025	2024
	(in thousands)
Laboratory equipment	$30,098	$25,192
Leasehold improvements	22,278	14,280
Computer equipment and software	7,322	5,046
Furniture and fixtures	1,955	1,200
Construction in progress	54	394
	61,707	46,112
Less: accumulated depreciation and amortization	(28,513)	(21,823)
Property and equipment, net	$33,194	$24,289

Depreciation expense for property and equipment amounted to $7.4 million, $6.2 million and $5.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2025	2024
	(in thousands)
Accrued compensation	$58,192	$30,774
Accrued research and development	137,153	63,635
Accrued professional services	6,137	1,623
Other	7,858	583
Total accrued expenses and other current liabilities	$209,340	$96,615

7. Intangible assets and goodwill

Intangible assets, net

Intangible assets, net consist of the following as of December 31, 2025:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(7,480)	—	—
Total	$63,280	$(7,480)	$55,800

Amortization expense was $0.9 million for the year ended December 31, 2025 and $1.1 million for each of the years ended December 31, 2024 and 2023, respectively. The tri-complex platform was fully amortized as of December 31, 2025.

Intangible assets, net consist of the following as of December 31, 2024:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(6,610)	870	0.9
Total	$63,280	$(6,610)	$56,670

Goodwill

There was no change in the carrying value of goodwill for the year ended December 31, 2025 as compared to the value for the year ended December 31, 2024.

No impairment has been recognized as of December 31, 2025. Goodwill recorded is not deductible for income tax purposes.

8. Commitments and contingencies

Leases

In January 2015, as amended in September 2016, the Company entered into an operating lease for approximately 42,000 square feet of office, laboratory and research and development space located at 700 Saginaw Drive, Redwood City, California (the 700 Building). In April 2020, the Company amended the lease to lease an additional 19,000 square feet of office, laboratory and research and development space located at 300 Saginaw Drive, Redwood City, California (the 300 Building). In November 2021, the Company amended the lease to lease an additional 41,000 square feet of office, laboratory and research and development space located at 800 Saginaw Drive, Redwood City, California (the 800 Building). In March 2023, the Company amended the lease to lease an additional approximately 40,000 square feet of office, laboratory and research and development space located at 900 Saginaw Drive, Redwood City, California (the 900 Building), and to extend the lease term through December 31, 2035. In July 2024, the Company amended the lease to lease an additional approximately 43,000 square feet of office, laboratory and research and development space located at 500 Saginaw Drive, Redwood City, California (the 500 Building). In November 2024, the Company amended the lease to lease an additional approximately 46,961 square feet of office, laboratory and research and development space located at 600 Saginaw Drive, Redwood City, California (the 600 Building). The Company has the option to extend the lease for the Buildings for an additional ten years after December 31, 2035. Additionally, in November 2024, the Company also entered into a sublease agreement pursuant to which approximately 23,481 square feet of the 600 Building was subleased. The term of the sublease is through October 2027, with no options to extend. The sublease is accounted for as an operating lease. In July 2025, the Company amended the lease to lease an additional approximately 61,000 square feet of office, laboratory and research and development space located at 400 Saginaw Drive, Redwood City, California (the 400 Building). The Company has the option to extend the lease for an additional ten years after the first anniversary of the lease commencement date of the 400 Building. Additionally, in July 2025, the Company also entered into a sublease agreement pursuant to which approximately 44,000 square feet of office space located in the 400 Building was subleased. The term of the sublease is through October 2026, with an option to extend through mutual agreement between the parties. The sublease is accounted for as an operating lease.

The Company maintains letters of credit for the benefit of the landlord which are classified as restricted cash in the consolidated balance sheets. Restricted cash related to letters of credit due to the landlord was $4.6 million and $3.7 million as of December 31, 2025 and December 31, 2024, respectively.

Through December 31, 2025, the landlord had provided the Company with $20.3 million in tenant improvement allowances, which were recognized as lease incentives. The lease incentives are being amortized as an offset to rent expense over the lease term in the consolidated statements of operations and comprehensive loss.

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

The balance sheet classification of the Company’s operating lease liabilities was as follows:

December 31,
2025
(in thousands)
Operating lease liabilities:
Operating lease liability – current	$16,468
Operating lease liability – noncurrent	142,234
Total operating lease liabilities	$158,702

The components of lease costs for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	December 31,
	2025	2024	2023
Operating lease cost	$18,821	$12,166	$8,485
Less: Sublease income	(3,342)	(561)	(302)
Total operating lease cost, net(1)	$15,479	$11,605	$8,183

(1) Net lease cost does not include short-term lease and variable lease costs, which were immaterial.

As of December 31, 2025, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2026	$21,044
2027	20,210
2028	21,861
2029	22,626
2030	23,418
Thereafter	129,936
Total undiscounted lease payments	$239,095
Less: Imputed interest	(76,323)
Less: Lease receivable	(4,070)
Total operating lease liabilities	$158,702

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted-average discount rate used to determine the operating lease liability was 7.97%. As of December 31, 2025 and 2024, the weighted-average remaining lease term is 10.0 years and 11.0 years, respectively.

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

On December 9, 2024, Nemeth v. Casdin, et al., Case No. 2024-1268-KSJM (Del. Ch.), was filed in the Court of Chancery of the State of Delaware (the Complaint) arising from CM Life Sciences III., Inc.’s (CMLS III) December 17, 2021 merger with EQRx Inc. (Legacy EQRx) (the Merger). The Complaint was filed by former stockholders of CMLS III and brings claims for breach of fiduciary duty and unjust enrichment against members of CMLS III’s board of directors, CMLS III’s officers, and CMLS III’s sponsor in connection with the Merger. The Complaint also brings claims for aiding and abetting breaches of fiduciary duties against certain investment firms involved with the merger process, the Company, solely as successor-in-interest to EQRx, and Legacy EQRx’s former Executive Chairman and CEO, Alexis Borisy, who is also on the Company’s board of directors. Defendants moved to dismiss the Complaint in February 2025. The parties reached an agreement to resolve the matter, which was filed with the court on January 6, 2026, and remains subject to court approval. The Company has recorded an estimated accrual of $5.0 million in accrued and other current liabilities as of December 31, 2025, based on its expected contribution under the agreement and anticipated insurance recoveries.

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

During the years ended December 31, 2025, 2024 and 2023, the Company recognized zero, zero and $11.6 million of collaboration revenue associated with this agreement.

10.
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

The carrying value of the liability related to the sale of future royalties approximates fair value as of December 31, 2025 and is classified as either current or noncurrent based on the estimated timing of future Royalty Payments. The Company’s projections of future Royalty Payments are subject to significant estimation uncertainty and are based on various assumptions, including expected commercial launch timelines, regulatory approval probabilities, and projected net product sales over the term of the agreement. These inputs are considered to be Level 3 inputs in the fair value hierarchy, as they involve significant unobservable inputs and judgment. Changes in these assumptions could have a material impact on the effective interest rate.

The following table shows the activity of the liability related to the sale of future royalties as of December 31, 2025:

Amount
(in thousands)
Liability related to the sale of future royalties - beginning balance	$—
Proceeds from the sale of future royalties	250,000
Issuance costs	(5,785)
Non-cash interest expense associated with the sale of future royalties	23,690
Amortization of issuance costs	541
Liability related to the sale of future royalties - ending balance	$268,446

11.
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

As of December 31, 2025, no amounts had been drawn under the Loan Agreement, and no liability was recorded.

12.
Common stock

As of December 31, 2025 and 2024, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. As of December 31, 2025, no dividends had been declared to date.

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

As of December 31, 2025, all of the pre-funded warrants have been converted into equity. The Company has reserved shares of common stock for future issuance as follows:

	December 31,	December 31,
	2025	2024
Outstanding options to purchase common stock	17,997,616	13,985,538
Unvested restricted stock units of common stock	3,892,030	2,850,112
Available for future issuance under the 2020 Incentive Award Plan	1,395,277	8,945,644
Available for issuance under the 2020 Employee Stock Purchase Plan	5,363,603	3,775,682
Pre-funded warrants issued and outstanding	—	2,173,917
Total	28,648,526	31,730,893

13.
Stock-based compensation

2020 Incentive Award Plan

In February 2020, the Company adopted the 2020 Incentive Award Plan (the 2020 Plan). The 2020 Plan became effective on February 11, 2020. The 2020 Plan provides for a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock or cash based awards. Under the 2020 Plan, the Company generally grants stock-based awards with service-based vesting conditions only. Options and restricted stock unit awards granted typically vest over a four-year period, but may be granted with different vesting terms.

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

As of December 31, 2025, there have been 271,045 shares of common stock purchased under the ESPP. As of December 31, 2025, a total of 5,363,603 shares of common stock were available for future issuance under the ESPP. As of December 31, 2025, there was $5.3 million of unrecognized compensation cost related to the ESPP.

Stock options

The following summarizes option activity under both the 2020 Plan and the 2014 Plan:

	Number of Shares underlying options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2024	13,985,538	$24.25	7.36	$276,335
Options granted	5,404,236	44.20
Options exercised	(1,147,005)	18.43
Options cancelled and forfeited	(245,153)	35.97
Balance, December 31, 2025	17,997,616	$30.45	7.28	$885,485
Options vested and exercisable as of December 31, 2025	9,681,440	$23.05	6.00	$547,966

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock by the Board of Directors. The intrinsic value of the options exercised for the years ended December 31, 2025, 2024 and 2023 was $43.4 million, $29.4 million and $10.7 million, respectively.

During the years ended December 31, 2025, 2024 and 2023, the weighted-average grant-date fair value of options granted was $28.94, $22.07 and $17.82 per share, respectively. As of December 31, 2025, there was $208.4 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.72 years.

The fair value of employee and director stock option awards was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2025	2024	2023
Expected term (years)	6	6	6
Expected volatility	69%-72%	67%-68%	73%-75%
Risk-free interest rate	3.7%-4.4%	3.6%-4.6%	3.5%-4.7%
Dividend yield	0%	0%	0%

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

Activity under the 2020 Plan with respect to the Company’s RSUs during the year ended December 31, 2025 was as follows:

	Number of Shares	Weighted- average grant date fair value per share	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2024	2,850,112	$30.87	1.49	$124,664
RSUs granted	2,550,277	43.82
RSUs vested	(1,349,291)	31.00
RSUs forfeited	(159,046)	34.56
Balance, December 31, 2025	3,892,052	$39.16	1.50	$310,002
Expected to vest as of December 31, 2025	3,892,030	$39.16	1.50	$310,000

The number of RSUs vested includes shares of common stock that the Company withheld to satisfy the minimum statutory tax withholding requirements. As of December 31, 2025, there was $150.0 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 2.84 years.

The total grant date fair value of RSUs vested for the years ended December 31, 2025, 2024 and 2023 was $41.8 million, $26.8 million and $14.3 million, respectively.

Stock-based compensation expense

Total stock-based compensation expense related to stock options, RSUs and the ESPP by function was as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Research and development	$78,356	$50,973	$34,126
General and administrative	40,033	28,224	27,646
Total	$118,389	$79,197	$61,772

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

14. Income taxes

The Company’s income (loss) before provision for income taxes for the years ended December 31, 2025, 2024 and 2023 consist of the following:

	December 31,
	2025	2024	2023
	(in thousands)
Domestic	$(1,131,301)	$(600,796)	$(440,683)
International	—	(50)	792
Income (loss) before provision for income taxes	$(1,131,301)	$(600,846)	$(439,891)

The components of the provision for income taxes for the years ended December 31, 2025, 2024 and 2023 consist of the following:

	December 31,
	2025	2024	2023
	(in thousands)
Current:
Federal	$—	$—	$—
State	—	27	112
Foreign	—	(42)	212
Total current	—	(15)	324
Deferred:
Federal	—	—	—
State	—	(721)	(3,865)
Foreign	—	(17)	17
Total deferred	—	(738)	(3,848)
Benefit for income taxes	$—	$(753)	$(3,524)

The Company recorded no income tax expense or benefit for the year ended December 31, 2025. The Company recorded an income tax benefit of $0.8 million and $3.5 million for the years ended December 31, 2024 and 2023, respectively, for certain state taxes on the indefinite lived intangibles recorded as part of the Company’s acquisition of Warp Drive Bio in 2018. The Company has incurred net pre-tax losses in the United States for all periods presented. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

On July 4, 2025, bill H.R. 1, commonly referred to as the "One Big Beautiful Bill Act" or "OBBBA," was signed into law, with certain provisions effective in 2025 and others in 2026. The OBBBA significantly revises U.S. corporate income tax laws by, among other things, restoring the option for immediate expense recognition for U.S.-based research and development expenditures and making permanent the ability to claim first-year bonus depreciation on qualified property. The Company was not materially impacted by OBBBA tax law changes of taxation of foreign operations. Pursuant to ASC 740, changes in tax rates and tax law are required to be recognized in the period in which the legislation is enacted. The Company evaluated the impact of this Act on its annual consolidated financial statements and related disclosures and concluded that the Act does not have a material impact on its 2025 consolidated financial statements, as any impact was offset by a valuation allowance.

As further described in Note 2, Summary of Significant Accounting Policies, the Company has elected to prospectively adopt the guidance in ASU 2023-09. The following table is a reconciliation of the Company’s effective income tax rate to the statutory federal income tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09:

	Year Ended December 31, 2025
(in thousands, except %)	Amount $	Percent
U.S. federal statutory income tax rate	$(237,573)	21.0%
State income tax rate, net of federal benefit (a)	(852)	0.1%
Tax Credits:
Research & development tax credits	(58,103)	5.1%
Orphan drug tax credits	(2,964)	0.3%
Nontaxable or nondeductible items	1,252	-0.1%
Other adjustments	8,592	-0.8%
Changes in valuation allowance	284,264	-25.1%
Changes in unrecognized tax benefits	5,384	-0.5%
Effective tax rate	$—	0.0%

(a) The state that contributes to the majority of the state and local tax effect is California.

The following table is a reconciliation of the Company’s effective income tax rate to the statutory federal income tax rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State income tax rate, net of federal benefit	5.2%	-2.3%
Foreign rate differential	0.0%	0.0%
Research tax credits	4.7%	2.7%
Change in valuation allowance	-31.1%	-19.8%
Permanent tax differences	0.1%	0.1%
Stock based compensation	-0.2%	-0.8%
Other	0.4%	-0.1%
Benefit from income taxes	0.1%	0.8%

Deferred income tax reflects the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The categories that give rise to significant components of the deferred tax assets are as follows (in thousands):

	December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$435,594	$226,501
Accruals and reserves	20,286	9,951
Research and development credits	132,161	66,001
Lease liability	44,429	37,477
Stock-based compensation	33,454	20,215
Capitalized research expenses	240,220	247,725
Sale of future royalties	75,152	—
Other	1,098	1,140
Gross deferred tax assets	982,394	609,010
Less: valuation allowance	(928,511)	(563,912)
Total deferred tax assets	53,883	45,098
Deferred tax liabilities:
Fixed assets and finite-lived intangible assets	(3,911)	(12,671)
Indefinite-lived intangible assets	(15,348)	(2,354)
Right-of-use asset	(36,977)	(32,426)
Gross deferred tax liabilities	(56,236)	(47,451)
Net deferred tax liability	$(2,353)	$(2,353)

The realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Due to the lack of earnings history, the net deferred tax assets have been offset by a valuation allowance excluding certain indefinite lived intangibles. The valuation allowance increased by $364.6 million, $187.2 million, and $152.6 million during the years ended December 31, 2025, 2024, and 2023, respectively. The valuation allowance increased primarily due to additional net operating loss carryforward and research tax credits generated during the year.

The Company had federal and state net operating loss carryforwards deferred tax assets of $315.4 million and $120.1 million, respectively, as presented in the table above, as of December 31, 2025. The federal net operating loss carryforwards, if not utilized, will expire beginning in 2035, with the exception of $295.8 million in federal net operating loss carryforwards deferred tax asset, which can be carried forward indefinitely. State net operating loss carryforwards, if not utilized, will expire beginning in 2035.

The Company also had federal and state research and development credit carryforwards of $102.2 million and $27.4 million, respectively, as of December 31, 2025. The federal research credits will expire beginning in 2034 if not utilized and the state research credits will expire beginning in 2031, with the exception of $25.2 million in California research credits, which can be carried forward indefinitely.

Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards and other tax attributes in the event of a change in ownership of the Company, as defined by Internal Revenue Code Section 382 and 383 (Section 382 and 383). The Company's deferred tax assets have been reduced by the amount of net operating loss carryforwards and other tax attributes limited by Section 382 and 383 from ownership changes that have occurred in prior years. In addition, in the future the Company may experience ownership changes, which may limit the utilization of net operating loss carryforwards or other tax attributes.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	December 31,
	2025	2024	2023
	(in thousands)
Beginning balance	$206,200	$191,407	$7,602
Changes related to tax positions taken in the prior year	(156,565)	3,226	155,178
Changes related to tax positions taken in the current year	9,907	11,567	28,627
Ending balance	$59,542	$206,200	$191,407

The Company has unrecognized tax benefits of $51.1 million, $198.1 million, and $184.2 million as of December 31, 2025, 2024 and 2023 which would affect the effective tax rate if recognized; however, recognition would be in the form of a deferred tax attribute which would likely be offset by a valuation allowance. Based on the Company’s expectations of applicable 382 and 383 limitations as of December 31, 2025, the Company reduced the unrecognized tax benefits by $152.3 million related to acquired tax attributes as a part of the EQRx transaction, the reduction does not impact the Company’s deferred tax assets or effective tax rate. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. The Company has recognized no interest or penalties related to uncertain tax positions for the periods presented.

Income tax returns are filed in the United States. The years 2010 through 2025 remain open to examination by the domestic taxing jurisdictions to which the Company is subject on its net operating losses.

15. Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Years Ended December 31,
	2025	2024	2023
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(1,131,301)	$(600,093)	$(436,367)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	190,129,154	167,737,672	113,149,869
Net loss per share attributable to common stockholders, basic and diluted	$(5.95)	$(3.58)	$(3.86)

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

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of December 31,
	2025	2024	2023
Options to purchase common stock	17,997,616	13,985,538	11,083,349
Unvested restricted stock units of common stock	3,892,030	2,850,112	2,161,267
Expected shares to be purchased under ESPP	428,189	400,353	230,651
Warrants outstanding	2,194,318	2,194,342	2,194,342
Earn-out shares	—	—	973,976
Total	24,512,153	19,430,345	16,643,585

16.
Subsequent events

2024 ATM Program

In January and February 2026, the Company sold an aggregate of 880,098 shares of common stock under the 2024 ATM, resulting in gross proceeds of $86.1 million. After deducting commissions and expenses of $1.3 million, net proceeds to the Company were $84.8 million.

2026 ATM Program

In February 2026, the Company entered into a new sales agreement with TD Cowen to sell shares of the Company’s common stock, from time to time, with aggregate gross proceeds of up to $1 billion, through an at-the-market equity offering program (the 2026 ATM) under which TD Cowen agreed to act as the Company’s sales agent. The 2026 ATM replaces the 2024 ATM and any unused balance remaining under the 2024 ATM is no longer available.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2025. Based on the evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in internal control over financial reporting

We have evaluated changes in our internal control over financial reporting during the three months ended December 31, 2025, to identify any change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In September 2025, we implemented a new accounting and financial reporting system. We have made changes to our internal control over financial reporting to address the related processes and system. We will continue to evaluate any further changes to our internal control over financial reporting as we expand and refine the use of this system over time.

Inherent limitation on the effectiveness of internal control over financial reporting

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

Item 9B. Other Information.

Rule 10b5-1 Plans

During the quarterly period ended December 31, 2025, the following directors and officers of the Company adopted Rule 10b5-1 trading arrangements intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act. The details of these arrangements are as follows:

On November 25, 2025, Mark A. Goldsmith, M.D., Ph.D., our President and Chief Executive Officer and Chair of the Board of Directors, adopted a Rule 10b5-1 trading plan. Dr. Goldsmith’s Rule 10b5-1 trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act, and provides for (i) the potential exercise and sale of up to 150,000 shares of our common stock subject to a stock option held by Dr. Goldsmith, (ii) the potential sale of up to 12,000 shares of our common stock by a trust for which Dr. Goldsmith is a trustee and (iii) the potential sale of up to 12,000 shares of our common stock by a trust for which Dr. Goldsmith is a trustee. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan and March 31, 2027.

On December 16, 2025, Wei Lin, M.D., our Chief Medical Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act. Dr. Lin’s trading arrangement covers the sale of the number of shares of our common stock required to be sold to cover tax withholding obligations for restricted stock unit awards that vest after December 15, 2025. The aggregate number of shares to be sold pursuant to this trading arrangement is dependent on the number of restricted stock unit awards that may be granted to Dr. Lin from time to time and the taxes on these restricted stock unit awards, and, therefore, is indeterminable at this time.

2026 ATM Program

In February 2026, we entered into a new sales agreement with TD Cowen to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $1 billion, through an at-the-market equity offering program under which TD Cowen agreed to act as our sales agent.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

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

Insider Trading Compliance Policy and Guidelines

We have adopted an insider trading compliance policy and procedures governing the purchase, sale and other dispositions of our securities by our directors, officers, employees and certain contractors and consultants that are designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy was filed with our Annual Report on Form 10-K as Exhibit 19.1 for the year ended December 31, 2024.

Item 11. Executive Compensation.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A to be filed within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A to be filed within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A to be filed within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A to be filed within 120 days after December 31, 2025, and is incorporated herein by reference.

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

(b)
Exhibits

The exhibits listed in the following “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report.

Exhibit Index

		Incorporated by reference			Filed herewith
Exhibit number	Exhibit description	Form	Date	Number

1.1	Sales Agreement, dated as of February 25, 2026, by and between Revolution Medicines, Inc. and TD Securities (USA) LLC.				X

3.1	Amended and Restated Certificate of Incorporation.	8-K	2/18/2020	3.1

3.2	Amended and Restated Bylaws.	8-K	3/8/2021	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1	1/17/2020	4.2

4.3	Description of Securities.				X

4.4A	Warrant Agreement, dated April 6, 2021, by and between Continental Stock Transfer & Trust Company and EQRx, Inc.	10-K	2/26/2024	4.4(a)

4.4B

Appointment, Assignment and Assumption Agreement, dated November 9, 2023, by and among EQRx, Inc., Revolution Medicines, Inc., Continental Stock Transfer & Trust Company and Equiniti Trust Company, LLC.

		8-A	11/15/2023	4.2(b)

5.1	Opinion of Latham & Watkins LLP				X

10.1A†	Collaborative Research, Development and Commercialization Agreement, dated as of June 8, 2018, by and between Revolution Medicines, Inc. and Aventis, Inc., as amended.	S-1	1/17/2020	10.1

10.1B†	Letter Agreement and Amendment, dated as of August 5, 2021 by and between Revolution Medicines, Inc. and Genzyme Corporation.	10-Q	8/11/2021	10.2

10.2A	Lease between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of January 15, 2015.	S-1	1/17/2020	10.3A

10.2B	First Amendment to Lease by and between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of September 16, 2016.	S-1	1/17/2020	10.3B

10.2C	Sublease between OncoMed Pharmaceuticals, Inc. and Revolution Medicines, Inc., dated as of January 16, 2019.	S-1	1/17/2020	10.3C

10.2D	Second Amendment to Lease by and between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of April 17, 2020.	10-Q	5/14/2020	10.4

10.2E	Third Amendment to Lease by and between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of November 1, 2021.	10-Q	11/10/2021	10.1

10.2F	Fourth Amendment to Lease by and between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of March 24, 2023	10-Q	5/8/2023	10.2

10.2G	Fifth Amendment to Lease by and between HCP LS Redwood City, LLC and Revolution Medicines, Inc., dated as of August 3, 2023	10-Q	11/6/2023	10.3

10.2H	Sixth Amendment, dated as of July 12, 2024, to Lease by and between HCP LS Redwood City, LLC and Revolution Medicines, Inc.	10-Q	11/6/2024	10.1

10.2I	Seventh Amendment, dated as of November 5, 2024, to Lease by and between HCP LS Redwood City, LLC and Revolution Medicines, Inc.	10-K	2/26/2025	10.2I

10.2J	Eighth Amendment, dated as of July 28, 2025, to Lease by and between HCP LS Redwood City, LLC and Revolution Medicines, Inc.	10-Q	11/5/2025	10.1

10.2K	Sublease between Editco Bio Inc. and Revolution Medicines, Inc., dated as of November 5, 2024	10-K	2/26/2025	10.2J

		Incorporated by reference			Filed herewith
Exhibit number	Exhibit description	Form	Date	Number

10.3†^	Revenue Participation Right Purchase and Sale Agreement dated June 23, 2025, by and between Royalty Pharma Investments 2019 ICAV and the Company.	10-Q	8/6/2025	10.1

10.4†^	Loan Agreement dated June 23, 2025, by and among Wilmington Trust, National Association, as trustee, Royalty Pharma Development Funding, LLC, and the Company.	10-Q	8/6/2025	10.2

10.5A#	2014 Equity Incentive Plan, as amended.	S-1	1/17/2020	10.6(a)

10.5B#	Form of Amended and Restated Early Exercise Stock Option Grant Notice and Amended and Restated Stock Option Agreement under 2014 Equity Incentive Plan, as amended.	S-1	1/17/2020	10.6(b)

10.6A#	2020 Incentive Award Plan.	S-1/A	2/3/2020	10.7(a)

10.6B#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2020 Incentive Award Plan.	S-1/A	2/3/2020	10.7(b)

10.6C#	Form of Restricted Stock Award Agreement under the 2020 Incentive Award Plan.	S-1/A	2/3/2020	10.7(c)

10.6D#	Form of Restricted Stock Unit Award Grant Notice under the 2020 Incentive Award Plan.	S-1/A	2/3/2020	10.7(d)

10.7#	2020 Employee Stock Purchase Plan.	S-1/A	2/3/2020	10.8

10.8A#	Employment Agreement by and between Revolution Medicines, Inc. and Mark A. Goldsmith, M.D., Ph.D.	S-1	1/17/2020	10.9

10.8B#	First Amendment to Employment Agreement dated June 10, 2022 by and between Revolution Medicines, Inc. and Mark Goldsmith, M.D., Ph.D.	8-K	06/10/2022	10.1

10.8C#	Second Amendment to Employment Agreement dated January 1, 2026 by and between Revolution Medicines, Inc. and Mark Goldsmith, M.D., Ph.D.				X

10.9A#	Employment Agreement by and between Revolution Medicines, Inc. and Steve Kelsey, M.D., FRCP, FRCPath.	S-1	1/17/2020	10.10

10.9B#	First Amendment to Employment Agreement dated January 1, 2026 by and between Revolution Medicines, Inc. and Steve Kelsey, M.D., FRCP, FRCPath.				X

10.10A#	Employment Agreement by and between Revolution Medicines, Inc. and Margaret Horn, J.D.	S-1	1/17/2020	10.11

10.10B#	First Amendment to Employment Agreement dated January 1, 2026 by and between Revolution Medicines, Inc. and Margaret Horn, J.D.				X

10.11A#	Employment Agreement, dated as of August 1, 2024 by and between Revolution Medicines, Inc. and Jack Anders.	10-Q	08/07/2024	10.2

10.11B#	First Amendment to Employment Agreement, dated January 1, 2026 by and between Revolution Medicines, Inc. and Jack Anders.				X

10.12A#	Employment Agreement dated as of August 1, 2024 by and between Revolution Medicines, Inc. and Xiaolin Wang, Sc.D.	10-Q	08/07/2024	10.3

10.12B#	First Amendment to Employment Agreement dated January 1, 2026 by and between Revolution Medicines, Inc. and Xiaolin Wang, Sc.D.				X

10.13#	Non-Employee Director Compensation Program.	10-Q	05/07/2025	10.1

		Incorporated by reference			Filed herewith
Exhibit number	Exhibit description	Form	Date	Number

10.14#	Form of Indemnification Agreement for directors and officers.	S-1/A	2/3/2020	10.13

19.1^	Insider Trading Compliance Policy and Procedures	10-K	2/26/2025	19.1

21.1	Subsidiaries of Registrant.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page to this Form 10-K).				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97	Policy for Recovery of Erroneously Awarded Compensation	10-K	02/26/2024	97

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.				X

104	The cover page from Revolution Medicines, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL and contained in Exhibit 101.				X

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

Revolution Medicines, Inc.

Date: February 25, 2026	By:	/s/ Mark A. Goldsmith
Mark A. Goldsmith, M.D., Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Mark A. Goldsmith, M.D., Ph.D., Jack Anders and Jeff Cislini and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark A. Goldsmith	President, Chief Executive Officer and Director	February 25, 2026
Mark A. Goldsmith, M.D., Ph.D.	(Principal Executive Officer)

/s/ Jack Anders	Chief Financial Officer	February 25, 2026
Jack Anders	(Principal Financial and Accounting Officer)

/s/ Elizabeth McKee Anderson	Director	February 25, 2026
Elizabeth McKee Anderson

/s/ Flavia Borellini	Director	February 25, 2026
Flavia Borellini, Ph.D.

/s/ Alexis Borisy	Director	February 25, 2026
Alexis Borisy

/s/ Frank Clyburn	Director	February 25, 2026
Frank Clyburn

/s/ Sandra Horning	Director	February 25, 2026
Sandra J. Horning, M.D.

/s/ Lorence Kim	Director	February 25, 2026
Lorence Kim, M.D.

/s/ Sushil Patel	Director	February 25, 2026
Sushil Patel, Ph.D.

/s/ Thilo Schroeder	Director	February 25, 2026
Thilo Schroeder, Ph.D.