Form 10-Q
period 2026-03-31
Revolution Medicines, Inc.
filed 2026-05-06
CIK 1628171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 001-39219

Revolution Medicines, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-2029180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
700 Saginaw Drive Redwood City, CA	94063
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 481-6801

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.0001 Par Value per Share	RVMD	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
Warrants to purchase 0.1112 shares of common stock expiring December 17, 2026	RVMDW	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

As of May 1, 2026, the registrant had 212,596,462 shares of common stock, $0.0001 par value per share, outstanding.

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

ii

We have based these forward-looking statements largely on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we undertake no obligation to publicly update or revise any forward‑looking statements contained herein, whether as a result of any new information, future events or otherwise.

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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (ir.revmed.com), Securities and Exchange Commission (SEC) filings, webcasts, press releases and conference calls. We use these mediums, including our website, to communicate with our investors and the public about our company, our products and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$440,939	$383,745
Marketable securities	1,467,145	1,641,934
Prepaid expenses and other current assets	59,829	49,358
Total current assets	1,967,913	2,075,037
Property and equipment, net	31,475	33,194
Operating lease right-of-use asset	129,895	132,084
Intangible assets, net	55,800	55,800
Goodwill	14,608	14,608
Restricted cash	4,858	4,858
Long-term deposits	34,709	24,148
Other noncurrent assets	14,479	14,779
Total assets	$2,253,737	$2,354,508
Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable	$80,538	$64,616
Accrued expenses and other current liabilities	192,451	209,340
Operating lease liability, current	16,610	16,468
Total current liabilities	289,599	290,424
Deferred tax liability	2,353	2,353
Operating lease liability, noncurrent	140,019	142,234
Liability related to the sale of future royalties	280,643	268,446
Warrant liability	34,327	18,546
Other noncurrent liabilities	6,879	1,208
Total liabilities	753,820	723,211
Commitments and contingencies (Note 7)
Stockholdersʼ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; none issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 200,178,626 and 197,001,401 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	19	19
Additional paid-in capital	4,823,438	4,497,143
Accumulated other comprehensive income (loss)	(622)	3,237
Accumulated deficit	(3,322,918)	(2,869,102)
Total stockholdersʼ equity	1,499,917	1,631,297
Total liabilities and stockholdersʼ equity	$2,253,737	$2,354,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$343,970	$205,749
General and administrative	101,252	35,011
Total operating expenses	445,222	240,760
Loss from operations	(445,222)	(240,760)
Non-operating income (expense), net:
Interest income	19,508	24,915
Interest expense	(12,197)	—
Change in fair value of warrant liability	(15,788)	2,439
Other expense, net	(117)	(10)
Total non-operating income (expense), net	(8,594)	27,344
Loss before income taxes	(453,816)	(213,416)
Net loss	$(453,816)	$(213,416)
Net loss per share attributable to common stockholders, basic and diluted	$(2.29)	$(1.13)
Weighted-average common shares used to compute net loss per share, basic and diluted	198,098,047	188,145,904

Comprehensive loss:
Net loss	$(453,816)	$(213,416)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments, net	(3,851)	386
Comprehensive loss	$(457,667)	$(213,030)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholdersʼ
	Shares	Amount	Capital	Income/ (Loss)	Deficit	Equity
Balance at December 31, 2025	197,001,401	$19	$4,497,143	$3,237	$(2,869,102)	$1,631,297
Issuance of common stock pursuant to stock option exercises	473,472	—	12,209	—	—	12,209
Issuance of common stock related to vesting of restricted stock units	367,871	—	—	—	—	—
Issuance of common stock from at-the-market offering	2,335,397	—	226,730	—	—	226,730
Exercise of warrants	485	—	57	—	—	57
Stock-based compensation expense	—	—	87,299	—	—	87,299
Foreign currency translation adjustment	—	—	—	(8)	—	(8)
Net unrealized loss on marketable securities	—	—	—	(3,851)	—	(3,851)
Net loss	—	—	—	—	(453,816)	(453,816)
Balance at March 31, 2026	200,178,626	$19	$4,823,438	$(622)	$(3,322,918)	$1,499,917

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

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(453,816)	$(213,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	—	267
Stock-based compensation expense	87,299	25,084
Depreciation and amortization	2,346	1,692
Change in fair value of warrant liability	15,788	(2,439)
Non-cash interest expense on liabilities related to sale of future royalties	12,197	—
Net amortization of premium or discount on marketable securities	(3,223)	(9,817)
Amortization of operating lease right-of-use asset	2,189	1,757
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(10,471)	6,426
Accounts payable	16,857	(8,270)
Accrued expenses and other current liabilities	(16,739)	1,549
Operating lease liability	(2,073)	(1,501)
Long-term deposits	(10,561)	565
Other prepaid and noncurrent assets	378	200
Other noncurrent liabilities	5,664	3,468
Net cash used in operating activities	(354,165)	(194,435)
Cash flows from investing activities
Purchases of marketable securities	(209,733)	(510,036)
Maturities of marketable securities	383,886	497,353
Purchases of property and equipment	(1,538)	(3,266)
Net cash provided by (used in) investing activities	172,615	(15,949)
Cash flows from financing activities
Proceeds from issuance of common stock upon at-the-market offering, net of issuance costs	226,730	—
Proceeds from issuance of common stock under equity incentive plans	12,209	891
Exercise of warrants	57	1
Deferred offering costs	(252)	(18)
Net cash provided by financing activities	238,744	874
Net increase (decrease) in cash, cash equivalents and restricted cash	57,194	(209,510)
Cash, cash equivalents and restricted cash - beginning of period	388,603	546,762
Cash, cash equivalents and restricted cash - end of period	$445,797	$337,252
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	440,939	333,554
Restricted cash	4,858	3,698
Cash, cash equivalents and restricted cash - end of period	$445,797	$337,252
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$786	$2,785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.
Organization

Revolution Medicines, Inc. (the Company) is a late-stage clinical oncology company focused on developing novel targeted therapies for patients with RAS-addicted cancers. The Company was founded in October 2014 and is headquartered in Redwood City, California.

Liquidity

The Company has incurred net operating losses in each year since inception. As of March 31, 2026, the Company had an accumulated deficit of $3.3 billion. Management believes that its existing cash, cash equivalents and marketable securities will enable the Company to fund its planned operations for at least 12 months following the issuance date of these unaudited condensed consolidated financial statements. The Company has been able to fund its operations through the issuance and sale of common stock, the acquisition of EQRx, Inc. (EQRx), and sale of future royalties. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available, could have a material adverse effect on the Company’s ability to achieve its business objectives.

Public offerings

In August 2024, the Company entered into a sales agreement with Cowen and Company, LLC, an affiliate of TD Securities (USA) LLC (TD Cowen) to sell shares of the Company’s common stock, from time to time, with aggregate gross proceeds of up to $500 million, through an at-the-market equity offering program (the 2024 ATM). During the year ended December 31, 2024, the Company sold an aggregate of 1,147,893 shares of common stock under the 2024 ATM, resulting in gross proceeds of $60.4 million, with net proceeds to the Company of $59.5 million after deducting commissions and expenses. During the year ended December 31, 2025, the Company sold an aggregate of 6,163,501 shares of common stock under the 2024 ATM, resulting in gross proceeds of $353.4 million, with net proceeds to the Company of $347.9 million after deducting commissions and expenses. In January and February 2026, the Company sold an aggregate of 880,098 shares of common stock under the 2024 ATM, resulting in gross proceeds of $86.1 million. After deducting commissions and expenses of $1.3 million, net proceeds to the Company were $84.8 million.

In February 2026, the Company entered into a sales agreement with TD Cowen to sell shares of the Company’s common stock, from time to time, with aggregate gross proceeds of up to $1 billion, through an at-the-market equity offering program (the 2026 ATM). The 2026 ATM replaced the 2024 ATM and any unused balance remaining under the 2024 ATM is no longer available. During the three months ended March 31, 2026, the Company sold an aggregate of 1,455,299 shares of common stock under the 2026 ATM, resulting in gross proceeds of $144.1 million, with net proceeds to the Company of $141.9 million after deducting commissions and expenses.

2.
Summary of significant accounting policies

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and applicable rules of the Securities and Exchange Commission (SEC) regarding interim financial reporting and, in the opinion of management, include all normal and recurring adjustments which are necessary to state fairly the Company’s financial position and results of operations for the reported periods. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 25, 2026 (the 2025 Form 10-K). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The unaudited condensed consolidated financial statements for the periods ended March 31, 2026 and March 31, 2025 include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The financial results of the Company's activities are reported in United States Dollars.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including clinical accruals, useful lives of property and equipment and intangible assets, impairment of goodwill and intangibles, impairment of in-process research and development and developed technologies, the incremental borrowing rate for determining operating lease assets and liabilities, warrant liabilities, stock-based compensation, the liability related to the sale of future royalties including the estimation of future payments and the related non-cash interest expense. Estimates are based on historical experience, complex judgments, facts and circumstances available at the time and various other assumptions that are believed to be reasonable under the circumstances but are inherently uncertain and unpredictable. Actual results could materially differ from the Company’s estimates, and there may be changes to the estimates in future periods.

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

In addition to the significant expense categories included within consolidated net loss presented on the Company’s condensed consolidated statements of operations, see below for disaggregated amounts that comprise research and development expenses:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Third-party research and development expenses(a)	$208,660	$132,743
Salaries and other employee-related expenses	61,532	37,194
Stock-based compensation expense	44,638	16,380
Amortization of intangible assets	—	267
Other research and development costs	29,140	19,165
Total research and development expense	$343,970	$205,749

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB), under its ASC or other standard setting bodies, and adopted by the Company as of the specified effective date. No new pronouncements have been adopted by the Company for the three months ended March 31, 2026.

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

3.
Fair value measurements

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, marketable securities, accounts payable, and accrued expenses and other current liabilities approximate fair value due to their relatively short maturities and market interest rates, if applicable. For more information, refer to Note 4 regarding the fair value of the Company’s available-for-sale securities.

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

The following table presents information about the Company’s financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation:

	March 31, 2026
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$369,196	$369,196	$—	$—
Commercial paper	67,706	—	67,706	—
U.S. government and agency securities	590,395	—	590,395	—
Corporate bonds	831,891	—	831,891	—
Total	$1,859,188	$369,196	$1,489,992	$—
Liabilities:
Warrant liabilities	34,327	19,201	15,126	—
Total	$34,327	$19,201	$15,126	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$369,376	$369,376	$—	$—
Commercial paper	75,080	—	75,080	—
U.S. government and agency securities	690,683	—	690,683	—
Corporate bonds	889,057	—	889,057	—
Total	$2,024,196	$369,376	$1,654,820	$—
Liabilities:
Warrant liabilities	18,546	10,376	8,170	—
Total	$18,546	$10,376	$8,170	$—

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

4.
Available-for-sale securities

The following tables summarize the amortized cost and estimated fair value of the Company’s available-for-sale marketable securities and cash equivalents and the gross unrealized gains and losses:

	March 31, 2026
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$44,871	$1	$(13)	$44,859
U.S. government and agency securities	590,343	387	(335)	590,395
Corporate bonds	832,542	287	(938)	831,891
Total marketable securities	1,467,756	675	(1,286)	1,467,145
Cash equivalents:
Money market funds	369,196	—	—	369,196
Commercial paper	22,850	—	(3)	22,847
Total cash equivalents	392,046	—	(3)	392,043
Total available-for-sale securities	$1,859,802	$675	$(1,289)	$1,859,188

	December 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$62,380	$16	$(3)	$62,393
U.S. government and agency securities	689,258	1,432	(7)	690,683
Corporate bonds	887,058	1,833	(33)	888,858
Total marketable securities	1,638,696	3,281	(43)	1,641,934
Cash equivalents:
Money market funds	369,376	—	—	369,376
Commercial paper	12,688	—	(1)	12,687
Corporate bonds	199	—	—	199
Total cash equivalents	382,263	—	(1)	382,262
Total available-for-sale securities	$2,020,959	$3,281	$(44)	$2,024,196

The amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are summarized below as of March 31, 2026:

	March 31, 2026
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Mature in one year or less	$1,459,964	$607	$(374)	$1,460,197
Mature after one year through two years	399,838	68	(915)	398,991
Total available-for-sale securities	$1,859,802	$675	$(1,289)	$1,859,188

5.
Balance sheet components

Property and equipment, net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2026	2025
	(in thousands)
Laboratory equipment	$30,652	$30,098
Leasehold improvements	22,212	22,278
Computer equipment and software	7,240	7,322
Furniture and fixtures	1,950	1,955
Construction in progress	102	54
	62,156	61,707
Less: accumulated depreciation and amortization	(30,681)	(28,513)
Property and equipment, net	$31,475	$33,194

Depreciation expense for property and equipment amounted to $2.2 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2026	2025
	(in thousands)
Accrued compensation	$23,257	$58,192
Accrued research and development	158,021	137,153
Accrued professional services	7,912	6,137
Other	3,261	7,858
Total accrued expenses and other current liabilities	$192,451	$209,340

6.
Intangible assets and goodwill

Intangible assets, net

Intangible assets, net consist of the following as of March 31, 2026:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(7,480)	—	-
Total	$63,280	$(7,480)	$55,800

Amortization expense amounted to zero and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. The tri-complex platform was fully amortized as of December 31, 2025.

Intangible assets, net consisted of the following as of December 31, 2025:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(7,480)	—	—
Total	$63,280	$(7,480)	$55,800

Goodwill

The following summarizes the change in the carrying value of goodwill for the three months ended March 31, 2026:

Amount
(in thousands)
Balance at December 31, 2025	$14,608
Adjustment	—
Balance at March 31, 2026	$14,608

No impairment has been recognized as of March 31, 2026. Goodwill recorded is not deductible for income tax purposes.

7.
Commitments and contingencies

Leases

The Company leases office, laboratory, and research and development space primarily in Redwood City, California under operating lease arrangements with lease terms extending through December 31, 2035, with certain options to extend.

The Company accounts for these arrangements as operating leases under ASC 842 and recognizes lease costs on a straight-line basis over the lease term.

The Company has also entered into sublease arrangements for certain facilities, which are accounted for as operating leases. Sublease income is recognized on a straight-line basis over the applicable sublease terms.

The Company maintains letters of credit for the benefit of the landlord which are classified as restricted cash in the condensed consolidated balance sheets. Restricted cash related to letters of credit due to the landlord was $4.6 million as of March 31, 2026 and December 31, 2025.

Through March 31, 2026, the landlord had provided the Company with $20.3 million in tenant improvement allowances, which were recognized as lease incentives. The lease incentives are being amortized as an offset to rent expense over the lease term in the unaudited condensed consolidated statements of operations and comprehensive loss.

The balance sheet classification of the Company’s operating lease liabilities was as follows:

	March 31,	December 31,
	2026	2025
	(in thousands)
Operating lease liabilities:
Operating lease liability – current	$16,610	$16,468
Operating lease liability – noncurrent	140,019	142,234
Total operating lease liabilities	$156,629	$158,702

The components of lease costs for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating lease cost	$5,388	$4,823
Less: Sublease income	(1,185)	(1,268)
Total operating lease cost, net(1)	$4,203	$3,555

(1) Net lease cost does not include short-term lease and variable lease costs, which were immaterial.

As of March 31, 2026, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2026 (remaining nine months)	$15,957
2027	20,210
2028	21,861
2029	22,626
2030	23,418
Thereafter	129,936
Total undiscounted lease payments	$234,008
Less: Imputed interest	(73,309)
Less: Lease receivable	(4,070)
Total operating lease liabilities	$156,629

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted-average discount rate used to determine the operating lease liability was 7.97%. As of March 31, 2026 and December 31, 2025, the weighted-average remaining lease term was 9.8 years and 10.0 years, respectively.

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

On December 9, 2024, Nemeth v. Casdin, et al., Case No. 2024-1268-KSJM (Del. Ch.), was filed in the Court of Chancery of the State of Delaware (the Complaint) arising from CM Life Sciences III, Inc.’s (CMLS III) December 17, 2021 merger with EQRx, Inc. (Legacy EQRx) (the Merger). The Complaint was filed by former stockholders of CMLS III and brings claims for breach of fiduciary duty and unjust enrichment against members of CMLS III’s board of directors, CMLS III’s officers, and CMLS III’s sponsor in connection with the Merger. The Complaint also brings claims for aiding and abetting breaches of fiduciary duties against certain investment firms involved with the merger process, the Company, solely as successor-in-interest to EQRx, and Legacy EQRx’s former Executive Chairman and CEO, Alexis Borisy, who is also on the Company’s board of directors. Defendants moved to dismiss the Complaint in February 2025. The parties reached an agreement to resolve the matter, which was filed with the court on January 6, 2026, and remains subject to final court approval. The Company has recorded an estimated accrual of $5.0 million in accrued and other current liabilities as of December 31, 2025, based on its expected contribution under the agreement and anticipated insurance recoveries.

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

The Company has accounted for the Royalty Purchase Agreement as a debt financing, primarily because it has significant continuing involvement in generating the future revenue on which the Royalty Payments are based. The financing liability associated with the Royalty Payments and the related interest expense are measured based on the Company’s current estimate of the timing and amount of expected future Royalty Payments expected to be paid over the estimated term of the Royalty Purchase Agreement. The liability is amortized using the effective interest rate method, resulting in recognition of interest expense over the estimated term of the Royalty Purchase Agreement.

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

The carrying value of the liability related to the sale of future royalties approximates fair value as of March 31, 2026 and is classified as either current or noncurrent based on the estimated timing of future Royalty Payments. The Company’s projections of future Royalty Payments are subject to significant estimation uncertainty and are based on various assumptions, including expected commercial launch timelines, regulatory approval probabilities, and projected net product sales over the term of the agreement. These inputs are considered to be Level 3 inputs in the fair value hierarchy, as they involve significant unobservable inputs and judgment. Changes in these assumptions could have a material impact on the effective interest rate.

The following table shows the activity of the liability related to the sale of future royalties as of March 31, 2026:

Amount
(in thousands)
Liability related to the sale of future royalties - beginning balance	$268,446
Proceeds from the sale of future royalties	—
Issuance costs	—
Non-cash interest expense associated with the sale of future royalties	11,960
Amortization of issuance costs	237
Liability related to the sale of future royalties - ending balance	$280,643

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

As of March 31, 2026, no amounts had been drawn under the Loan Agreement, and no liability was recorded.

10.
Common stock

As of March 31, 2026 and December 31, 2025, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. As of March 31, 2026, no dividends had been declared.

The Company has reserved shares of common stock for future issuance as follows:

	March 31,	December 31,
	2026	2025
Outstanding options to purchase common stock	19,440,220	17,997,616
Unvested restricted stock units of common stock	5,142,077	3,892,030
Available for future issuance under the 2020 Incentive Award Plan	7,711,375	1,395,277
Available for issuance under the 2020 Employee Stock Purchase Plan	7,333,617	5,363,603
Total	39,627,289	28,648,526

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

Following the effectiveness of the 2020 Plan, the Company ceased making grants under the 2014 Equity Incentive Plan (the 2014 Plan). However, the 2014 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Shares of common stock subject to awards granted under the 2014 Plan that are forfeited or lapse unexercised and that were not issued under the 2014 Plan are available for issuance under the 2020 Plan.

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

For the three months ended March 31, 2026, there were zero shares of common stock purchased under the ESPP. As of March 31, 2026, a total of 7,333,617 shares of common stock were available for future issuance under the ESPP. As of March 31, 2026, there was $0.9 million of unrecognized compensation cost related to the ESPP.

Stock options

The following summarizes option activity under both the 2020 Plan and the 2014 Plan:

	Number of Shares underlying options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2025	17,997,616	$30.45	7.28	$885,485
Options granted	1,952,247	99.95
Options exercised	(473,472)	25.79
Options cancelled and forfeited	(36,171)	41.97
Balance, March 31, 2026	19,440,220	$37.52	7.37	$1,168,925
Options vested and exercisable as of March 31, 2026	10,093,436	$23.71	5.99	$742,267

As of March 31, 2026, there was $288.0 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.96 years.

Restricted stock units

Activity under the 2020 Plan with respect to the Company’s restricted stock units (RSUs) during the three months ended March 31, 2026 was as follows:

	Number of Shares	Weighted- average grant date fair value per share	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2025	3,892,052	$39.16	1.50	$310,002
RSUs granted	1,645,098	100.37
RSUs vested	(367,871)	32.51
RSUs forfeited	(27,202)	46.38
Balance, March 31, 2026	5,142,077	$59.18	1.65	$500,067
Expected to vest as of March 31, 2026	5,142,077	$59.18	1.65	$500,067

The number of RSUs vested includes shares of common stock that the Company withheld to satisfy the minimum statutory tax withholding requirements. As of March 31, 2026, there was $277.6 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 3.32 years.

Stock-based compensation expense

Total stock-based compensation expense related to stock options, RSUs and the ESPP by function was as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Research and development	$44,638	$16,380
General and administrative	42,661	8,704
Total	$87,299	$25,084

Retirement-related modification of equity awards

During the three months ended March 31, 2026, the Company modified its equity compensation program to introduce retirement benefit provisions, which allow certain awards to continue vesting after retirement and extends the post-retirement exercise period for stock options, subject to specified age and service requirements. The Company accounted for these changes as Type I (probable-to-probable) modifications under ASC 718.

The modification resulted in incremental stock-based compensation expense of approximately $44.6 million recognized during the three months ended March 31, 2026. This amount includes $12.5 million of incremental expense associated with the modification of the awards, and $32.1 million related to the accelerated recognition of previously unrecognized stock-based compensation expense.

12.
Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(453,816)	$(213,416)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	198,098,047	188,145,904
Net loss per share attributable to common stockholders, basic and diluted	$(2.29)	$(1.13)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of March 31,
	2026	2025
Options to purchase common stock	19,440,220	16,734,632
Unvested restricted stock units of common stock	5,142,077	3,842,457
Expected shares to be purchased under ESPP	295,820	495,233
Warrants outstanding	2,193,840	2,194,340
Total	27,071,957	23,266,662

13.
Subsequent events

On April 17, 2026, the Company completed concurrent public offerings consisting of (i) 12,147,887 shares of its common stock at a public offering price of $142.00 per share (the “Common Stock Offering”) and (ii) $500.0 million aggregate principal amount of 0.50% convertible senior notes due 2033 (the “Notes”) (the “Notes Offering”). The Common Stock Offering included the full exercise of the underwriters’ option to purchase additional shares. The underwriters did not have an option to purchase additional Notes in the Notes Offering.

The Company received gross proceeds of approximately $1,725.0 million from the sale of common stock and approximately $500.0 million from the sale of the Notes. Net proceeds were approximately $1,650.4 million from the Common Stock Offering and approximately $486.8 million from the Notes Offering, after deducting underwriting discounts, commissions and estimated offering expenses.

The Notes are senior, unsecured obligations of the Company and bear interest at a rate of 0.50% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2026. The Notes will mature on May 1, 2033, unless earlier converted, redeemed, or repurchased. The initial conversion rate is 5.0302 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $198.80 per share, subject to customary adjustments.

In May 2026, the Company received a $250.0 million payment from Royalty Pharma in exchange for additional rights to royalty payments in connection with the Tranche 2 funding trigger under the Royalty Purchase Agreement. In exchange for the first two tranches under the Royalty Purchase Agreement (the upfront payment of $250.0 million and this Tranche 2 funding), Royalty Pharma is entitled to receive total Royalty Payments equal to 4.55% of annual worldwide net sales up to $2.0 billion, 2.50% of annual net sales between $2.0 billion and $4.0 billion, 1.00% of annual net sales between $4.0 billion and $8.0 billion, and no Royalty Payments on sales in excess of $8.0 billion.

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

Overview

We are a late-stage clinical oncology company developing novel targeted therapies for patients with RAS-addicted cancers. We possess sophisticated structure-based drug discovery capabilities built upon deep chemical biology and cancer pharmacology know-how and innovative, proprietary technologies that enable the creation of small molecules tailored to unconventional binding sites. Guided by our understanding of genetic drivers and adaptive resistance mechanisms in cancer, we deploy precision medicine approaches to inform innovative monotherapy and combination regimens. Our research and development pipeline comprises inhibitors that bind directly to RAS variants (RAS(ON) Inhibitors) that are designed to be used as monotherapy, in combination with other RAS(ON) Inhibitors and/or other therapeutic agents.

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

Daraxonrasib

Daraxonrasib, our RAS(ON) multi-selective inhibitor, is designed as an oral, tri-complex inhibitor of multiple RAS(ON) variants containing cancer driver mutations at all three of the major RAS mutation hotspot positions, G12, G13, and Q61. Daraxonrasib inhibits all three major RAS isoforms, suppressing the mutant cancer driver and cooperating wild-type RAS proteins. Daraxonrasib has been granted a non-transferable voucher for daraxonrasib in pancreatic ductal adenocarcinoma (PDAC) under the Commissioner’s National Priority Voucher (CNPV) pilot program, Orphan Drug Designation (ODD) by the FDA and European Medicines Agency (EMA) for the treatment of pancreatic cancer, and Breakthrough Therapy Designation from the FDA for previously treated metastatic PDAC in patients with KRAS G12 mutations.

Zoldonrasib

Zoldonrasib is designed as an oral RAS(ON) G12D-selective tri-complex inhibitor. It is designed to exhibit low nanomolar potency for suppressing RAS pathway signaling and growth of RAS G12D-bearing cancer cells and is engineered to covalently inactivate RAS G12D irreversibly. Zoldonrasib has received Breakthrough Therapy Designation from the FDA for the treatment of adult patients with KRAS G12D-mutated locally advanced or metastatic non-small cell lung cancer (NSCLC) who have been previously treated with anti-PD-1/PD-L1 therapy and platinum-based chemotherapy.

Elironrasib

Elironrasib is designed as an oral RAS(ON) G12C-selective tri-complex inhibitor. It is designed to exhibit subnanomolar potency for suppressing RAS pathway signaling and growth of RAS G12C-bearing cancer cells and is engineered to be highly selective for RAS G12C over wild-type RAS and other cellular targets. Elironrasib is designed to be differentiated from first-generation KRAS(OFF) G12C inhibitors, which sequester the KRAS(OFF) G12C form, by its mechanism of directly inhibiting the RAS(ON) G12C form. Elironrasib has received Breakthrough Therapy Designation from the FDA for the treatment of adult patients with KRAS G12C-mutated locally advanced or metastatic NSCLC who have received prior chemotherapy and immunotherapy but have not been previously treated with a KRAS G12C inhibitor.

RMC-5127

RMC-5127 is designed as an oral RAS(ON) G12V-selective tri-complex inhibitor. It is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of RAS G12V-bearing cancer cells and is engineered for selective inhibition of RAS G12V over other RAS isoforms via non-covalent binding interactions. A first-in-human dose escalation clinical trial of RMC-5127 is ongoing.

New Class of RAS(ON) Inhibitors

We have designed a new class of tri-complex RAS(ON) Inhibitors in order to overcome RAS-driven drug resistance and thereby extend the clinical benefit of RAS(ON) Inhibitors. We currently expect to initiate a first-in-human clinical trial from this class of RAS(ON) Inhibitors in the fourth quarter of 2026.

Other Development Opportunities

RMC-0708

RMC-0708 is designed as an oral RAS(ON) Q61H-selective tri-complex inhibitor. It is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of RAS Q61H-bearing cancer cells and is engineered for selective inhibition of RAS Q61H over other RAS isoforms via non-covalent binding interactions. Clinical development of RMC-0708 is subject to our continuing assessment of portfolio priorities.

RMC-8839

RMC-8839 is designed as an oral RAS(ON) G13C-selective tri-complex inhibitor. It is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of KRAS G13C-bearing cancer cells and is engineered to covalently inactivate KRAS G13C for irreversible inhibition. Clinical development of RMC-8839 is subject to our continuing assessment of portfolio priorities.

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

In April 2026, we shared topline results from RASolute 302 in which daraxonrasib taken orally once daily demonstrated statistically significant and clinically meaningful improvements in progression-free survival (PFS) and overall survival (OS) compared to standard of care cytotoxic chemotherapy delivered intravenously. In the overall (intent-to-treat) study population, daraxonrasib demonstrated a median OS of 13.2 months versus 6.7 months for chemotherapy, with a hazard ratio of 0.40 (p <0.0001). Daraxonrasib was generally well tolerated, with a manageable safety profile and with no new safety signals. Based on the results from this first interim analysis, all PFS and OS endpoint results are considered final. We currently plan to present the detailed results from this study at the American Society of Clinical Oncology 2026 Annual Meeting. We intend to submit these data to global regulatory authorities, including to the U.S. Food and Drug Administration as part of a future New Drug Application under a CNPV.

In April 2026, we also presented updated Phase 1 clinical data for daraxonrasib in patients with 1L PDAC across monotherapy and combination cohorts at the American Association for Cancer Research (AACR) Annual Meeting.

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

Based on encouraging early-stage clinical results, we are evaluating daraxonrasib in RASolve 301, a global, randomized Phase 3 registrational trial comparing daraxonrasib versus docetaxel in patients with locally advanced or metastatic RAS mutant NSCLC who have been treated with immunotherapy and platinum-containing chemotherapy. We currently expect to substantially complete enrollment in RASolve 301 in 2026.

We also currently expect to initiate RASolve 308, a global, randomized, placebo-controlled Phase 3 registrational trial evaluating zoldonrasib in combination with standard of care in patients with 1L metastatic RAS G12D NSCLC in the first half of 2026.

We currently expect to provide an update on our plans for advancing daraxonrasib combination therapy in 1L NSCLC in 2026. We also currently expect to share an update on our registrational strategy for elironrasib in NSCLC in 2026.

In April 2026, we presented updated Phase 1 clinical data for zoldonrasib in patients with previously treated KRAS G12D NSCLC at the AACR Annual Meeting.

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

Collaborations

Synnovation Collaboration

In April 2026, we entered into a clinical collaboration with Synnovation Therapeutics, Inc. (Synnovation) pursuant to which Synnovation plans to evaluate its compound SNV1521, a PARP inhibitor, in combination with daraxonrasib in patients with PDAC as part of a Synnovation-sponsored trial.

Bristol-Myers Squibb Collaboration

In February 2026, we entered into a clinical collaboration with Bristol-Myers Squibb (BMS) pursuant to which BMS plans to evaluate its compound navlimetostat, an MTA-cooperative PRMT5 inhibitor, in combination with daraxonrasib in patients with PDAC as part of a BMS-sponsored trial.

Amgen Collaboration

In February 2025, we entered into a clinical collaboration (the “Amgen Collaboration”) with Amgen Inc. (Amgen) pursuant to which Amgen is evaluating its compound AMG 193, an MTA-cooperative PRMT5 inhibitor, in combination with daraxonrasib in patients with 2L PDAC as part of an Amgen-sponsored trial (the “Amgen Sponsored Trial”). In April 2026, Amgen announced it is discontinuing further development of AMG193 and, as part of this, informed us that they are terminating the Amgen Collaboration and winding down the Amgen Sponsored Trial.

Summit Collaboration

In June 2025, we entered into a clinical collaboration with Summit Therapeutics, Inc. (Summit) pursuant to which we are evaluating the safety and efficacy, in multiple solid tumor settings, of our clinical-stage RAS(ON) Inhibitors, including daraxonrasib, elironrasib and zoldonrasib, in combination with Summit’s ivonescimab, a PD-1/VEGF bispecific antibody, in the APEX-103 clinical trial.

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

Change in fair value of warrant liability

Change in fair value of warrant liability consists of the change in fair value of warrants assumed as part of the EQRx, Inc. acquisition.

Results of operations

Comparison of the three months ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025	Increase/ (decrease)
	(in thousands)
Operating expenses:
Research and development	$343,970	$205,749	$138,221
General and administrative	101,252	35,011	66,241
Total operating expenses	445,222	240,760	204,462
Loss from operations	(445,222)	(240,760)	(204,462)
Non-operating income (expense), net:
Interest income	19,508	24,915	(5,407)
Interest expense	(12,197)	—	(12,197)
Change in fair value of warrant liability	(15,788)	2,439	(18,227)
Other expense, net	(117)	(10)	(107)
Total non-operating income (expense), net	(8,594)	27,344	(35,938)
Loss before income taxes	(453,816)	(213,416)	(240,400)
Net loss	$(453,816)	$(213,416)	$(240,400)

Research and development expenses

Our research and development efforts during the three months ended March 31, 2026 and 2025 were focused on our clinical development programs and our preclinical programs. The following table sets forth the components of our research and development expenses for the periods indicated:

	Three Months Ended March 31,
	2026	2025	Increase/ (decrease)
	(in thousands)
Third-party research and development expenses:
Clinical Development Programs:
Daraxonrasib (RMC-6236)	$114,014	$67,475	$46,539
Zoldonrasib (RMC-9805)	52,078	24,468	27,610
Elironrasib (RMC-6291)	14,997	19,016	(4,019)
RMC-5127	3,414	1,493	1,921
RAS companion inhibitors	48	431	(383)
Preclinical programs	24,109	19,860	4,249
Total third-party research and development expenses	208,660	132,743	75,917
Salaries and other employee-related expenses	61,532	37,194	24,338
Stock-based compensation expense	44,638	16,380	28,258
Amortization of intangible assets	—	267	(267)
Other research and development costs	29,140	19,165	9,975
Total research and development expense	$343,970	$205,749	$138,221

Research and development expenses increased by $138.2 million, or 67%, during the three months ended March 31, 2026 compared to the same period in 2025. The increase was primarily due to higher clinical trial and manufacturing expenses, including a $46.5 million increase related to daraxonrasib expenses, a $27.6 million increase related to zoldonrasib expenses, partially offset by a $4.0 million decrease related to elironrasib expenses; a $28.3 million increase in stock-based compensation; a $24.3 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $10.0 million increase in other research and development expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; and a $4.2 million increase in preclinical research portfolio expenses. RMC-5127 became a clinical development program in 2025 and we incurred $3.4 million in expenses during the three months ended March 31, 2026 related to this program. Stock-based compensation expense for the three months ended March 31, 2026 included $17.3 million related to a modification of our equity compensation program to include retirement benefit provisions.

General and administrative expenses

General and administrative expenses increased by $66.2 million, or 189%, during the three months ended March 31, 2026 compared to the same period in 2025. The increase was primarily due to a $34.0 million increase in stock-based compensation expense; a $15.5 million increase in salaries and other employee-related expenses due to increased headcount; a $7.0 million increase in commercial preparation expenses; a $5.8 million increase in legal and accounting fees; a $2.9 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; and a $0.8 million increase in other professional expenses. Stock-based compensation expense for the three months ended March 31, 2026 included $27.3 million related to a modification of our equity compensation program to include retirement benefit provisions.

Interest income

Interest income decreased by $5.4 million during the three months ended March 31, 2026 compared to the same period in 2025 primarily due to a lower average balance of cash, cash equivalents and marketable securities and lower prevailing interest rates during the period.

Interest expense

Interest expense increased by $12.2 million during the three months ended March 31, 2026 compared to the same period in 2025, reflecting non-cash interest expense and amortization of issuance costs associated with the Royalty Purchase Agreement, which was entered into in June 2025.

Change in fair value of warrant liability

The fair value of our warrant liability increased by $15.8 million during the three months ended March 31, 2026 as a result of an increase in our share price in 2026.

Liquidity and Capital Resources

In August 2024, we entered into a sales agreement with TD Securities (USA) LLC (TD Cowen), to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $500 million, through an at-the-market equity offering program (the 2024 ATM). During the year ended December 31, 2025, we sold an aggregate of 6,163,501 shares of common stock under the 2024 ATM, resulting in gross proceeds of $353.4 million. In January and February 2026, we sold an aggregate of 880,098 shares of common stock under the 2024 ATM, resulting in net proceeds of $84.8 million. In February 2026, we terminated the 2024 ATM and entered into a new sales agreement with TD Cowen to sell shares of our common stock, from time to time, with aggregate gross proceeds of up to $1 billion, through an at-the-market equity offering program (the 2026 ATM) under which TD Cowen agreed to act as our sales agent.

During the three months ended March 31, 2026, we sold an aggregate of 1,455,299 shares of common stock under the 2026 ATM, resulting in gross proceeds of $144.1 million, with net proceeds to the Company of $141.9 million after deducting commissions and expenses.

In June 2025, we entered into a revenue participation right purchase and sale agreement (the Royalty Purchase Agreement) with Royalty Pharma Investments 2019 ICAV (Royalty Pharma). Pursuant to the Royalty Purchase Agreement, in exchange for an upfront payment of $250.0 million, Royalty Pharma purchased from us the right to receive royalty payments with respect to worldwide net product sales in a calendar year (Annual Net Sales) of (a) RMC-6236 Products and (b) RMC-9805 Products, if an RMC-9805 Product is approved for the same indication or subset of the same indication for which an RMC-6236 Product is approved. In May 2026, the Company received a $250.0 million payment from Royalty Pharma in connection with the Tranche 2 funding trigger under the Royalty Purchase Agreement. In addition, under the Royalty Purchase Agreement, Royalty Pharma has agreed to purchase up to an additional $750.0 million in synthetic royalty funding divided into three additional tranches of up to $250.0 million. Each of these tranches is subject to the satisfaction of certain triggers, and is available at our sole election, provided the relevant trigger events have occurred.

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

On April 17, 2026, the Company completed concurrent public offerings consisting of (i) 12,147,887 shares of its common stock at a public offering price of $142.00 per share and (ii) $500.0 million aggregate principal amount of 0.50% convertible senior notes due 2033 (the Notes). The offerings included the full exercise of the underwriters’ option to purchase additional shares of common stock.

The Company received gross proceeds of approximately $1,725.0 million from the sale of common stock and approximately $500.0 million from the issuance of the Notes. Net proceeds were approximately $1,650.4 million from the equity offering and approximately $486.8 million from the issuance of the Notes, after deducting underwriting discounts, commissions and estimated offering expenses.

The Notes are senior, unsecured obligations of the Company and bear interest at a rate of 0.50% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2026. The Notes will mature on May 1, 2033, unless earlier converted, redeemed, or repurchased. The initial conversion rate is 5.0302 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $198.80 per share, subject to customary adjustments.

To date, our operations have been financed primarily by the sale of our securities, our acquisition of EQRx in 2023 and the sale of future royalties.

As of March 31, 2026, we had $1.9 billion in cash, cash equivalents and marketable securities.

As of March 31, 2026, we had an accumulated deficit of $3.3 billion. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our product candidates and our preclinical research portfolio, and to a lesser extent, general and administrative and commercial preparation expenditures. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue to advance our product candidates into later stages of development, which includes conducting larger clinical trials, and increasing our efforts to prepare to become a commercial-stage company.

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

We will require additional funds for our development efforts for our current and future programs and to prepare for their potential commercialization. Other than the Royalty Purchase Agreement and the Term Loan Facility (which provide for additional funding subject to certain terms and conditions and trigger events), we do not have any committed external source of funds or other support for these activities, and we may need to finance our cash needs through additional funding under the Royalty Purchase Agreement, the Term Loan Facility and/or a combination of public or private equity offerings, debt financings, other credit or loan facilities, acquisitions, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to (i) delay, limit, reduce the scope of or terminate one or more of our preclinical studies, clinical trials, or other research and development activities or eliminate one or more of our development programs altogether; or (ii) delay, limit, reduce the scope of or terminate our efforts to establish manufacturing and sales and marketing capabilities or other activities that may be necessary to commercialize any future approved products, or reduce our flexibility in developing or maintaining our sales and marketing strategy.

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(354,165)	$(194,435)
Investing activities	172,615	(15,949)
Financing activities	238,744	874
Net change in cash and cash equivalents and restricted cash	$57,194	$(209,510)

Cash used in operating activities

During the three months ended March 31, 2026, cash used in operating activities of $354.2 million was primarily attributable to a net loss of $453.8 million, offset by a net change of $16.9 million in our operating assets and liabilities and $116.6 million in non-cash charges. The change in operating assets and liabilities was primarily due to a $16.9 million increase in accounts payable and a $5.7 million increase in other noncurrent liabilities, offset by a $16.7 million decrease in accrued expenses and other current liabilities, a $10.6 million increase in long-term deposits, a $10.5 million increase in prepaid expenses and other current assets, and a $2.1 million decrease in operating lease liability. The non-cash charges primarily consisted of stock-based compensation expense of $87.3 million, a $15.8 million change in fair value of warrant liability, a $12.2 million non-cash interest expense on liability related to the sale of future royalties, depreciation and amortization of $2.3 million, amortization of operating lease right-of-use asset of $2.2 million offset by net amortization of premium on marketable securities of $3.2 million.

During the three months ended March 31, 2025, cash used in operating activities of $194.4 million was attributable to a net loss of $213.4 million, partially offset by a net change of $2.4 million in our operating assets and liabilities and $16.5 million in non-cash charges. The change in operating assets and liabilities was primarily due to a $8.3 million decrease in accounts payable and a $1.5 million decrease in operating lease liability, partially offset by a $6.4 million decrease in prepaid expenses and other current assets, a $3.5 million increase in noncurrent liabilities and a $1.5 million increase in accrued expenses and other current liabilities. The non-cash charges primarily consisted of stock-based compensation expense of $25.1 million, depreciation and amortization of $2.0 million, amortization of operating lease right-of-use asset of $1.8 million offset by net amortization of premium on marketable securities of $9.8 million and a $2.4 million change in fair value of warrant liability.

Cash provided by (used in) investing activities

During the three months ended March 31, 2026, cash provided by investing activities of $172.6 million was comprised of maturities of marketable securities of $383.9 million partially offset by purchases of marketable securities of $209.7 million and purchases of property and equipment of $1.5 million.

During the three months ended March 31, 2025, cash used in investing activities of $15.9 million was comprised of purchases of marketable securities of $510.0 million and purchases of property and equipment of $3.3 million partially offset by maturities of marketable securities of $497.4 million.

Cash provided by financing activities

During the three months ended March 31, 2026, cash provided by financing activities was comprised primarily of $226.7 million in net proceeds from the issuance of common stock under the ATM Programs and $12.2 million in proceeds from the issuance of common stock upon the exercise of stock options.

During the three months ended March 31, 2025, cash provided by financing activities was comprised primarily of $0.9 million in proceeds from the issuance of common stock upon the exercise of stock options.

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

On April 17, 2026, we issued $500.0 million aggregate principal amount of 0.50% convertible senior notes due 2033, which mature on May 1, 2033 unless earlier converted, redeemed, or repurchased. For additional information regarding the Notes, see “Note 13. Subsequent events” in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

For a discussion of our critical accounting estimates, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Form 10-K. There have been no material changes to these critical accounting estimates since the 2025 Form 10-K.

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

We held cash, cash equivalents and marketable securities of $1.9 billion and $2.0 billion as of March 31, 2026 and December 31, 2025, respectively, which consisted of bank deposits, money market funds, U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, an immediate hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities as of March 31, 2026, given their relatively short maturities and weighted-average duration.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President, Chief Executive Officer and Director and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2026. Based on the evaluation, our President, Chief Executive Officer and Director and our Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were, in design and operation, effective to the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitation on the effectiveness of internal control over financial reporting

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but there can be no assurance that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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

Item 1A. Risk Factors.

Summary of Material Risks Associated with Our Business

The principal risks and uncertainties affecting our business include the following:

•
We are a late-stage clinical oncology company with a limited operating history and no products approved for commercial sale. We have incurred significant losses since our inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability, which, together with our limited operating history, makes it difficult to assess our future viability.
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

The summary risk factors described above should be read together with the text of the full risk factors below in the section entitled “Risk Factors” and the other information set forth in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described below are not the only risks that we face. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, competitive position, financial condition, results of operations, cash flows and growth prospects.

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

Risks related to our limited operating history, financial position and need for additional capital

We are a late-stage clinical oncology company with a limited operating history and no products approved for commercial sale. We have incurred significant losses since our inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability, which, together with our limited operating history, makes it difficult to assess our future viability.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a late-stage clinical oncology company, and we have only a limited operating history upon which you can evaluate our business and prospects. We currently have no products approved for commercial sale, have not generated any revenue from sales of products and have incurred losses in each year since our inception in October 2014. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry.

Since our inception, we have incurred significant net losses. Our net losses were $1.1 billion, $600.1 million and $436.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of March 31, 2026, we had an accumulated deficit of $3.3 billion. We have funded our operations to date with proceeds from the sale of common stock and preferred stock, convertible notes, the acquisition of EQRx, and the Royalty Purchase Agreement. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our product candidates will require additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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
•
establishing and maintaining supply and manufacturing relationships with third parties that can provide products and services that are adequate in both amount and quality to support clinical development and market demand for our product candidates, if approved;
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

Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate, including prior to a potential launch of any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory agencies to perform clinical trials or studies in addition to those that we currently anticipate. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We will require substantial additional financing to achieve our goals, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Our operations have consumed substantial amounts of cash since our inception. Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our product candidates.

Building out commercial operations and additional clinical trials, preclinical studies and research and development activities will require substantial funds to complete. As of March 31, 2026, we had cash, cash equivalents and marketable securities of $1.9 billion. In April 2026, we completed the April Offerings which provided us with aggregate net proceeds of $2.1 billion. During the three months ended March 31, 2026, we sold an aggregate of 2,335,397 shares of common stock under the 2024 ATM and 2026 ATM resulting in net proceeds of $226.7 million. Further, additional capital may be available under the 2026 ATM and, subject to our meeting certain terms and conditions, including certain commercial milestones and other trigger events, additional capital may be available under the Loan Agreement and the Royalty Purchase Agreement (see “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information). We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs and to prepare for their potential commercialization. If we are able to gain marketing approval for our product candidates, we will require significant additional amounts of cash in order to launch and commercialize our product candidates, if approved, to the extent that their launch and commercialization are not the responsibility of another collaborator that we may contract with in the future. In addition, other unanticipated costs may arise. Because the design and outcome of our current, planned and potential future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

We will require substantial additional funds for our development efforts for our current and future programs and to prepare for their potential commercialization. Other than the Royalty Purchase Agreement and the Term Loan Facility (which provide for additional funding subject to certain terms and conditions and trigger events), we do not have any committed external source of funds or other support for these activities, and we may finance our cash needs through additional funding under the Royalty Purchase Agreement, the Term Loan Facility and/or a combination of public or private equity offerings, debt financings, other credit or loan facilities, acquisitions, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. See “Item 2. Management’s Discussion and Analysis—Liquidity and Capital Resources” for additional information.

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

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the 2033 Notes.

As of March 31, 2026, we had no consolidated indebtedness for borrowed money and approximately $280.6 million of liabilities relating to our sale of future royalties pursuant to the Royalty Purchase Agreement. In our April 2026 notes offering, we incurred $500.0 million principal amount of additional indebtedness from the sale of the 2033 Notes. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•
increasing our vulnerability to adverse economic and industry conditions;
•
limiting our ability to obtain additional financing;
•
subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financings;
•
requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•
limiting our flexibility to plan for, or react to, changes in our business;
•
increasing our need to meet minimum net sales requirements when our future sales are uncertain;
•
potentially diluting the ownership interests of our existing stockholders as a result of any issuance of shares of our common stock upon conversion of the 2033 Notes; and
•
placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the 2033 Notes, and our cash needs may increase in the future. In addition, our Loan Agreement contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

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

We may be unable to raise the funds necessary to repurchase the 2033 Notes for cash following a fundamental change or to pay any cash amounts due upon maturity or conversion of the 2033 Notes, and our other indebtedness may limit our ability to repurchase the 2033 Notes or to pay any cash amounts due upon their maturity or conversion.

Holders of the 2033 Notes may, subject to a limited exception, require us to repurchase their 2033 Notes following a “fundamental change” (as defined in the indenture governing the 2033 Notes) at a cash repurchase price generally equal to the principal amount of the 2033 Notes to be repurchased, plus accrued and unpaid interest, if any. Upon maturity of the 2033 Notes, we must pay their principal amount and accrued and unpaid interest in cash, unless they have been previously repurchased, redeemed or converted. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2033 Notes or pay any cash amounts due upon their maturity or conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the 2033 Notes or to pay any cash amounts due upon their maturity or conversion. Our failure to repurchase the 2033 Notes or to pay any cash amounts due upon their maturity or conversion when required will constitute a default under the indenture governing the 2033 Notes. A default under the indenture governing the 2033 Notes or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, including the Loan Agreement, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2033 Notes.

Provisions in the indenture governing the 2033 Notes could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the 2033 Notes and the indenture governing the 2033 Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then, subject to a limited exception, holders of the 2033 Notes will have the right to require us to repurchase their 2033 Notes for cash. In addition, if a takeover constitutes a “make-whole fundamental change” (as defined in the indenture governing the 2033 Notes), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the 2033 Notes and the indenture governing the 2033 Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us, including in a transaction that holders of the 2033 Notes or holders of our common stock may view as favorable.

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
•
the cost of manufacturing, as well as building out our supply chain, which may vary depending on the production quantities, the terms of any agreements we enter into with third-party suppliers and tariffs that may apply;
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

Our business is dependent on the successful development of our current and future product candidates. We are evaluating certain of our product candidates in both exploratory and pivotal clinical trials, both as monotherapy and in combination regimens, across multiple types of cancer including the RASolute 302, RASolute 303, RASolute 304, RASolute 305, and RASolve 301. The remainder of our programs are in the preclinical stage, and the clinical development of these programs is subject to our continuing assessment of our portfolio priorities. The success of our business, including our ability to finance our company and generate revenue from products in the future, which may never occur, will depend heavily on the successful development and eventual commercialization of our product candidates. Our current and future product candidates require preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from product sales.

We have not previously submitted an NDA to the FDA or similar applications to a comparable foreign regulatory authority, for any product candidate. An NDA or other relevant regulatory application must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe and effective for each desired indication. The NDA or other relevant application must also include significant information regarding the chemistry, manufacturing and controls (CMC) for the product. We cannot be certain that our current or future product candidates will be successful in our ongoing clinical trials or receive regulatory approval. Further, even if they are successful in clinical trials, our product candidates or any future product candidates may not receive regulatory approval. For example, even though we intend to submit the data from the topline readout of RASolute 302 to the FDA as part of a future NDA, we may not receive regulatory approval. If we do not receive regulatory approvals for current or future product candidates, our business would be materially harmed. Even if we successfully obtain regulatory approval to market a product candidate, our revenue will depend, in part, upon the size of the markets in the territories for which we or collaborators gain regulatory approval and have commercial rights, as well as the availability of competitive products, whether there is sufficient third-party reimbursement and adoption by physicians.

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

We are evaluating our product candidates in registrational trials, including RASolute 302, RASolute 303, RASolute 304, RASolute 305, and RASolve 301, and are currently planning additional registrational clinical trials for daraxonrasib and our other RAS(ON) inhibitors. These studies may not produce results that are consistent with expectations or that are predicted by our earlier clinical observations for these compounds. Our plans for these and future planned registrational trials are, and will be based on our observations from the results of early-stage clinical trials using the same product candidates. Based on data from early-stage clinical trials, we will select, subject to regulatory feedback, the proposed indication, line of therapy, study design and dose and dose schedule for our registrational studies. However, these registrational studies, if initiated, may not be successful and may not produce results that are consistent with our expectations, based on our earlier clinical observations, including because other trial designs may have greater likelihood of development success. Further, we recently announced that RASolute 302 met all primary and key secondary endpoints, including PFS and OS. However, this success may not be predictive of the results of clinical trials in other lines of therapy or tumor types.

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
•
the availability or anticipated availability of our product candidates, including daraxonrasib, as approved therapies or through pre-license patient access programs, and clinicians’ and patients’ views regarding treatment sequencing or the potential advantages of receiving an approved therapy rather than participating in a clinical trial;
•
the ability to obtain and maintain patient consents for participation in our clinical trials and, where appropriate, biopsies for future patient enrichment efforts;
•
the risk that patients enrolled in clinical trials will not remain on the trial through the completion of evaluation; and
•
the ability of clinical trial investigators to enroll patients in cases of outbreak of disease, geopolitical or other conflicts or natural disasters, including as a result of the ongoing conflicts between Russia and Ukraine and in the Middle East.

In addition, our clinical trials will compete with approved therapies, including sotorasib and adagrasib, as well as other clinical trials for product candidates that are in the same therapeutic areas (and that seek to evaluate patients with cancer cells having the same mutations), particularly for patients having KRAS G12C, or KRAS G12D or KRAS G12V mutations, as our current and potential future product candidates. See “Item 1. Business—Competition” of our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding our competitors. This competition and competition with approved therapies will reduce the number and types of patients available for clinical trials involving our product candidates, because some patients who might have opted to enroll in our trials may instead opt to pursue a treatment regimen using an approved therapy or enroll in a trial conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites. Moreover, because our current and potential future product candidates may represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our ongoing or any future clinical trials.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

Further, approval or availability of one or more of our product candidates in a given indication, either through commercial operations or through expanded access programs, could reduce the number and types of patients available for our other clinical trials, slow enrollment, increase trial costs, require us to modify trial designs or eligibility criteria, delay completion of such trials or adversely affect our ability to advance or obtain approval for additional indications or regimens. For example, patients or physicians may seek to preserve the ability to receive an approved product candidate in a later line of therapy rather than participate in a clinical trial that could affect treatment sequencing, eligibility for subsequent therapies or access to approved therapy.

We and our collaborators are currently developing, and may in the future develop, our product candidates in combination with other therapies, which exposes us to additional risks.

Some of our or our collaborators’ development efforts involve combinations of our product candidates with their own product candidates and therapeutics that have been approved for marketing by the FDA. For example, the development of our RAS(ON) inhibitors includes combinations with existing therapies, including chemotherapy agents, a PD-1/VEGF bispecific antibody, a PARP inhibitor, PRMT5 inhibitors, an anti-EGFR agent and a PD-1 inhibitor. In the future our product candidates may be developed in combination with one or more additional approved therapies. Even if any of our product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the other therapy used in combination with our product candidate, or that safety, efficacy, manufacturing or supply issues could arise with these other therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially. In addition, developing combination therapies using approved therapeutics, which we are doing and may continue to do for our product candidates, exposes us to additional clinical risks, such as the requirement that we demonstrate the safety and efficacy of each active component of any combination regimen we may develop, including any incremental benefits associated with our product candidates, which may prove challenging.

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

If the FDA or similar regulatory authorities outside of the United States do not approve the other therapies we choose to evaluate in combination with any of our product candidates or revoke their approval of these other therapies, or if safety, efficacy, manufacturing or supply issues arise with these other therapies, we may be unable to obtain approval of or market our product candidates.

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

We are aware of several pharmaceutical companies developing products in the same class as our investigational products. See “Item 1. Business—Competition” of our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding our competitors.

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

The United Kingdom’s (UK) regulatory framework in relation to clinical trials is derived from pre-existing EU legislation (as implemented into UK law, through secondary legislation). In April 2025, the UK government adopted the Medicines for Human Use (Clinical Trials) Amendment Regulations 2024. The amendment, which will take full effect from April 2026, aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK, increase the transparency of clinical trials conducted in the UK and make clinical trials more patient centered.

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

Unforeseen side effects could arise either during clinical development or, if such side effects are rarer, following approval or commercialization after exposure to additional patients. We cannot predict if ongoing or future clinical trials will demonstrate that our product candidates are safe in settings they are being developed.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For instance, the EU pharmaceutical legislation has been undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023. The proposed changes were since discussed and negotiated by the European Parliament and the Council of the EU as part of the EU ordinary legislative process. In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the EU adopted its position. A provisional agreement on the text was reached in December 2025. Following positive votes by Members States and the European Parliament on the provisional agreement in March 2026, the proposed revisions (which include affecting the duration of regulatory data protection and market protection, including for orphan medicinal products and revising the eligibility for expedited pathways) must now be formally adopted by the Ministers of Health in the Employment, Social Policy, Health and Consumer Affairs Council, or EPSCO, and the European Parliament Plenary. The proposed changes are not expected to enter into application before the fourth quarter of 2028 and may, however, have a significant long-term impact on the biopharmaceutical industry.

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

The commercial success of our products will depend in part on public acceptance of the use of targeted cancer therapies. While a number of targeted cancer therapies have received regulatory approval and are being commercialized, our approach to targeting cancer cells carrying tumor causing mutations, including oncogenic RAS(ON) pathway mutations, is novel. Adverse events in clinical trials of our product candidates, or post-marketing activities, or in clinical trials of others developing similar products or that are related to approved targeted therapies, particularly those targeting oncogenic RAS pathway mutations, including sotorasib and adagrasib and the resulting publicity, as well as any other adverse events in the field of oncology that may occur in the future, could result in a decrease in demand for any product that we may develop. If public perception is influenced by claims that the use of cancer therapies is unsafe, whether related to our therapies or those of our competitors, our product candidates or products, if approved, may not be accepted by the general public or the medical community.

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

The U.S. presidential administration has stated that it is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how these proposals will be implemented, they are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any product candidate that we commercialize. On the one hand, the administration has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. Subsequently, in April 2026, the U.S. presidential administration issued a proclamation imposing tariffs under Section 232 of the Trade Expansion Act on imports of brand pharmaceuticals, biologics and associated pharmaceutical ingredients, beginning July 31, 2026. This proclamation stated that companies that have executed or are negotiating agreements with the federal government regarding most favored nation pricing and onshoring of production and research and development, among others, are exempted from these tariffs. On the other hand, the administration is pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even if such initiatives are modified, delayed, or challenged, the uncertainty surrounding these policy proposals may impair our ability to forecast revenues, plan commercial launch activities, negotiate favorable contracts with payors, or make investment decisions regarding manufacturing scale-up and commercialization infrastructure.

We may fail to select or capitalize on the most scientifically, clinically and commercially promising or profitable drug candidates including mutant RAS(ON) targets.

We have limited technical, managerial and financial resources to determine which of our potential assets, including our RAS(ON) inhibitors, should be advanced into further preclinical development, initial clinical trials, later-stage clinical development and potential commercialization. From our RAS(ON) inhibitors, we have selected daraxonrasib, elironrasib and zoldonrasib for clinical evaluation. In making these prioritization decisions and selecting development candidates from our preclinical assets, we may make incorrect determinations. Our decisions to allocate our research and development, management and financial resources toward particular development candidates or therapeutic areas, including RASolute 302, RASolute 303, RASolute 304, RASolute 305, RASolute 309, RASolve 301, RASolve 308 and other pivotal trials, may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate development programs may also be incorrect and could cause us to miss valuable opportunities.

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

We may also seek breakthrough therapy designation for our product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, increased interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs and biologics designated as breakthrough therapies also receive the same benefits associated with fast track designation, including eligibility for rolling review of a submitted NDA, if the relevant criteria are met. Like fast track designation, breakthrough therapy designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. We have received multiple breakthrough therapy designations for our product candidates: daraxonrasib has been granted breakthrough therapy designation in previously treated, metastatic PDAC patients with KRAS G12 mutations, zoldonrasib was granted breakthrough therapy designation for the treatment of adult patients with KRAS G12D-mutated locally advanced or metastatic NSCLC who have been previously treated with anti-PD-1/PD-L1 therapy and platinum-based chemotherapy; and elironrasib was granted breakthrough therapy designation for the treatment of adult patients with KRAS G12C-mutated locally advanced or metastatic NSCLC who have received prior chemotherapy and immunotherapy but have not been previously treated with a KRAS G12C inhibitor. The receipt of these breakthrough therapy designations (and any future designations we may receive for a product candidate) may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if a product candidate qualifies as a breakthrough therapy, the FDA may later decide that the drug no longer meets the conditions for qualification and rescind the designation.

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

In June 2025, the FDA announced the CNPV Pilot Program to test an expedited review process for certain drugs and biologics that are designed to address certain national priorities identified by the FDA, including drugs or biologics that are intended to address a U.S. public health crisis, deliver more innovative cures for the American people, address a large unmet medical need, onshore drug development and manufacturing, or increase affordability. Drugs or biologics accepted into the CNPV Pilot Program will receive a CNPV, which according to the FDA, entitles the recipient to accelerated FDA review of a marketing application or supplement for a drug or biologic that aligns with the CNPV Pilot Program’s goals, along with enhanced communication through the application review process, multidisciplinary team-based evaluation and potential for accelerated approval, if the relevant requirements are met. As described by the FDA, CNPVs may not be transferred, and must be applied within two years of being issued. Further, CNPVs do not change the FDA’s standards for review and approval of a Biologics License Application, NDA or supplement, as applicable. In October 2025, the FDA included daraxonrasib in its initial group of CNPV recipients.

The CNPV program, however, is new, limited in scope, and subject to evolving guidance, and available FDA resources. The FDA retains broad discretion to modify the criteria, processes, or benefits of the pilot and may rescind participation or alter timelines or the intended benefits at any time.

While we intend to submit our RASolute 302 data to the FDA as part of a future NDA under a CNPV, the CNPV for daraxonrasib is non-transferable and requires that we meet specific procedural and data-submission milestones; failure to do so could eliminate anticipated benefits or result in revocation or expiration of the CNPV. Accordingly, participation in the CNPV Pilot Program does not ensure that our product candidates will be accepted for filing, reviewed on a shortened timeline, or ultimately approved. If FDA modifies or terminates the CNPV Pilot Program for any reason, or if we are unable to comply with its requirements, our current development plans and anticipated timelines could be adversely affected.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any approved products.

We face an inherent risk of product liability as a result of the clinical testing of product candidates, making product candidates available through pre-license patient access programs such as compassionate use, named patient, expanded access treatment protocols or similar programs, and will face an even greater risk if we commercialize any products. For example, we may be sued if any of our product candidates causes or is perceived to cause injury or is found to be otherwise unsuitable during clinical testing, use through a pre-license patient access program, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of any approved products. Even successful defense would require significant financial and management resources.

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

In addition, if we provide access to any product candidate through a pre-license patient access program, we may be exposed to additional safety, operational, regulatory and reputational risks. Patients receiving a product candidate through these programs may have advanced disease, co-morbidities or other characteristics that increase the likelihood of serious adverse events, and such events may be attributed to our product candidate even if they are unrelated to treatment. We may be required to report adverse events or other safety information from these programs to regulatory authorities, and such information could affect regulatory review, labeling, approval conditions, physician or patient perception, or the willingness of investigators or patients to participate in our clinical trials. In addition, because these programs may occur outside the controls of our clinical trial protocols, the information generated may be more difficult to interpret and may adversely affect perceptions of the safety or efficacy of our product candidates.

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

We, our CROs and certain of our service providers are, from time to time, subject to cyberattacks and security incidents that threaten the confidentiality, integrity and availability of information technology systems and Confidential Information. While we have not to our knowledge experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our or our critical third parties’ operations, it could result in delays and/or material disruptions of our research and development programs, our operations and ultimately, our financial results. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their information technology systems could also adversely impact our business. Further, due to the current global political uncertainty, including the conflicts involving Russia and Ukraine and in the Middle East, there is an increased likelihood that the tensions could result in cyberattacks or cybersecurity incidents that could either directly or indirectly impact our or our critical third parties’ operations. To the extent that any disruption or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of Confidential Information, the costs associated with the investigation, remediation and potential notification of the breach to counterparties and data subjects could be material, we could incur liability due to delays in the development and commercialization of our product candidates or other business activities, and we may be exposed to reputational harm, litigation (including class actions) regulatory investigations and enforcement, fines and penalties, or increased costs of compliance and system remediation.

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

If conflicts arise between our corporate or academic collaborators or strategic partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Our current or future collaborators or strategic partners may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in the withdrawal of partner support for our product candidates. Our current or future collaborators or strategic partners may preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely, or fail to devote sufficient resources to the development and commercialization of products. Any of these developments could harm our product development efforts.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. In addition, before any product candidate is approved, healthcare providers, patients, patient advocacy organizations, payors, government authorities and other third parties may seek access to our product candidates through one or more pre-license patient access programs. Our future arrangements with third-party payors and customers, and our operation or support of any such pre-license patient access programs, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act (FCA), which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any products for which we obtain marketing approval. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

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

Pre-license patient access programs, including compassionate use, named patient programs and expanded access treatment protocols, may also be subject to complex and evolving requirements in the United States and foreign jurisdictions. These requirements may include rules governing eligibility criteria, physician requests, informed consent, institutional review board or ethics committee review, regulatory authorization or notification, pharmacovigilance and adverse event reporting, import/export, product quality, charging or cost recovery, data privacy, transparency and interactions with healthcare professionals, patients and patient advocacy organizations. If we establish, support or make product candidates available through any such programs, we may incur substantial costs and operational burdens, and we may be subject to heightened scrutiny by regulators, healthcare professionals, patient groups, investors and the public regarding the design, scope, timing, consistency and fairness of those programs. Any actual or perceived failure to comply with applicable requirements or to administer such programs appropriately could result in regulatory enforcement, civil or criminal penalties, negative publicity, reputational harm, disruption to our clinical development or commercialization plans, or other adverse effects on our business.

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

For example, in April 2026, we delivered a letter to Erasca, Inc. alleging, among other things, certain intellectual property matters. Any dispute relating to these or similar allegations, whether or not it results in litigation, could be expensive and time-consuming, divert the attention of our management, scientific and legal personnel, result in counterclaims challenging the scope, validity, enforceability or ownership of our intellectual property rights, lead to adverse publicity or investor perceptions, and may not result in remedies that adequately protect our competitive position.

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

As our development and commercialization plans and strategies develop, and as we continue to operate as a public company with expanding global operations, we expect to need additional personnel across our organization and in multiple jurisdictions. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, retaining and motivating additional employees;
•
managing our internal development efforts effectively, including the clinical and regulatory review process for our product candidates, while complying with our contractual obligations to contractors and other third parties;
•
complying with the laws and regulations of multiple jurisdictions; and
•
enhancing and scaling our operational, financial and management controls, reporting systems and procedures.

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including with respect to marketing approval, clinical management and manufacturing. The services of these independent organizations, advisors and consultants may not continue to be available to us on a timely basis when needed, on economically reasonable terms, or at all, and we may be unable to find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of any current or future product candidates or otherwise advance our business.

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

We are currently building out our global commercial organization. In order to commercialize any product, if approved, in the United States and foreign jurisdictions, we must build our marketing, sales, distribution, market access, analytics, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. We expect to establish a sales organization with technical expertise as well as supporting distribution capabilities to commercialize each such product candidate, which will be expensive and time-consuming. Our Company has no prior experience in the marketing, sale and distribution of pharmaceutical products. There are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates.

Our expansion of operations outside the United States exposes us to additional business, regulatory, operational, tax, compliance, political and economic risks, and we may not be successful in establishing or managing international operations.

We currently have limited operations outside of the United States. We have formed operating subsidiaries in Europe and Japan, and we expect to form additional operating subsidiaries and expand our operations in additional jurisdictions over the next several years. In addition, we conduct clinical trials, engage vendors, suppliers and other third parties, and may in the future commercialize products, if approved, in jurisdictions outside the United States. Consequently, we are and will continue to be subject to risks related to operating in foreign countries, including:

•
difficulties and costs associated with establishing, staffing, managing and integrating foreign operations;
•
an inability to achieve optimal pricing and reimbursement for our product candidates, if approved in another jurisdiction, or subsequent changes in reimbursement, pricing and other regulatory requirements;

•
any implementation of, or changes to, tariffs, trade barriers and other import-export regulations in the US or other countries in which we, or our third-party partners, operate;
•
difficulties implementing and maintaining effective financial reporting, internal controls, compliance policies, training, oversight and books-and-records processes across multiple jurisdictions and time zones;
•
complexities associated with foreign tax regimes, transfer pricing, intercompany arrangements, indirect taxes, customs duties and potential disputes with foreign tax authorities;
•
foreign currency exchange rate fluctuations, longer payment cycles, difficulties collecting accounts receivable, inflation, tariffs, trade barriers or other restrictions on cross-border transactions;
•
political, regulatory, economic or social instability, geopolitical conflicts, changes in government policy, public health crises, natural disasters or other events that could disrupt our operations, supply chain, clinical development or commercial activities;
•
multiple, conflicting and changing laws and regulations, including those relating to pharmaceutical promotion and advertising, medical affairs activities, pharmacovigilance, patient support programs, data privacy, cybersecurity, tax, transfer pricing, tariffs, export and import restrictions, sanctions and other trade controls, employment, immigration, labor, competition, anti-bribery and anti-corruption, transparency reporting and other governmental approvals, permits and licenses; and
•
difficulties protecting confidential information, trade secrets and intellectual property rights in foreign jurisdictions.

Any of these factors could increase our costs, divert management attention, delay or impair our ability to obtain regulatory approval or commercialize our product candidates, subject us to investigations, enforcement actions, penalties or reputational harm.

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

Furthermore, escalation of geopolitical tensions, including as a result of the ongoing conflicts in Russia and Ukraine and in the Middle East, could impact our current or planned clinical operations and our business partners and suppliers, which could adversely affect our business, partners, suppliers or the economy as a whole. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and have substantial impact on the global economy and our business for an unknown period of time, including limiting our ability to include European or Middle Eastern sites as clinical trial locations in the future, as a result of which we may have to delay, reduce the scope of or suspend one or more of our clinical trials.

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

In addition, stock markets with respect to public companies, particularly companies in the biotechnology industry, have experienced significant price and volume fluctuations that have affected, and continue to affect, the stock prices of these companies. Stock prices of many companies, including biotechnology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. In the past, companies that have experienced volatility in the trading price of their securities have been subject to securities class action litigation. Securities class action litigation against us could result in substantial costs and divert the attention of our management from other business concerns.

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

As of March 31, 2026, 39.6 million shares of common stock were subject to outstanding options or restricted stock units and were eligible, or expected to become eligible, for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the Securities Act). In addition, in April 2026, we issued 12,147,887 shares of our common stock in an underwritten public offering, which are freely tradable without restriction, and up to 2,515,100 shares may become issuable upon conversion of the 2033 Notes based on the initial conversion rate. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Our outstanding warrants may expire worthless or result in dilution, and may be redeemed on terms that are disadvantageous to warrant holders.

The warrants entitle registered holders to purchase 0.1112 shares of our common stock at an exercise price of $11.50 per whole warrant. Although our common stock recently has traded above the implied per-share exercise price, there is no guarantee that the warrants will remain in the money prior to their expiration, and the warrants could expire worthless if the market price of our common stock declines below the implied per-share exercise price. The warrants expire in December 2026.

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

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, which could result in warrant holders receiving less than they otherwise would have received upon exercise or sale of their warrants.

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

To date, we have primarily financed our operations through the sale of preferred stock, common stock, our issuance of the 2033 Notes, the Royalty Purchase Agreement, and upfront payments and research and development cost reimbursement received in connection with our prior collaboration with Sanofi and our acquisition of EQRx (the EQRx Acquisition). We will be required to seek additional funding in the future to achieve our goals and may do so through a combination of public or private equity offerings, debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional funds by issuing equity securities, our stockholders may suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. For example, the EQRx Acquisition, an all-stock transaction pursuant to which we issued shares of our common stock according to a blended formula, resulted in substantial dilution to our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities would receive any distribution of our corporate assets. Attempting to secure additional financing may also divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

Litigation or other legal proceedings, including proceedings related to intellectual property and securities class action lawsuits and derivative lawsuits, could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. There is considerable intellectual property litigation in the pharmaceutical industry. Additionally, securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements or as a result of stock price volatility. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could result in substantial costs and monetary damages and thus substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. As noted above, some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize our product candidates, if approved. See the description of certain current legal proceedings in “Legal Proceedings” contained in Part II, Item 1 of this report.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations (collectively, Trade Laws) prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals, We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

We may be adversely affected by events in the global economy and events adversely affecting the financial services industry.

We may be adversely affected by general conditions in the global economy and in the global financial markets, including the current inflationary environment and the imposition of tariffs and other trade protection measures. Increased inflation and costs of production may result in decreased demand for our products (if approved), increased operating costs (including our labor costs), reduced liquidity and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the U.S. Federal Reserve has adjusted, and may continue to adjust, interest rates in response to inflation, employment, and other macroeconomic conditions, and changes in interest rates may adversely affect our cost of capital, the value of our investments, and the broader economy. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, could have the effect of further increasing economic uncertainty and heightening these risks.

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

We incur significantly increased costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives. If we fail to comply with the rules that apply to public companies, we could face sanctions or other penalties that would harm our business.

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

As a public company, we are subject to Section 404 of Sarbanes-Oxley Act of 2002 and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarterly period ended March 31, 2026, the following directors and officers of the Company adopted Rule 10b5-1 trading arrangements that are each intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act. The details of these arrangements are as follows:

On March 24, 2026, Jack Anders, our Chief Financial Officer, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act, which provides for the potential exercise and sale of up to 20,000 shares of our common stock subject to a stock option held by Mr. Anders. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan and June 15, 2027.

On March 12, 2026, Margaret Horn, our Chief Operating Officer, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act, which provides for the potential exercise and sale of up to 100,000 shares of our common stock subject to a stock option held by Ms. Horn. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan and May 31, 2027.

On March 30, 2026, Sushil Patel, Ph.D., a member of our board of directors, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act, which provides for the potential exercise and sale of up to 5,580 shares of our common stock subject to stock options held by Dr. Patel. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan and March 30, 2027.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	2/18/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	3/8/2021	3.1
4.1	Indenture, dated as of April 17, 2026, between Revolution Medicines, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	4/17/2026	4.1
4.2	First Supplemental Indenture, dated as of April 17, 2026, between Revolution Medicines, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	4/17/2026	4.2
4.3	Form of certificate representing the 0.50% Convertible Senior Notes due 2033 (included as Exhibit A to Exhibit 4.2).	8-K	4/17/2026	4.2
10.1#	Non-Employee Director Compensation Program.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 has been formatted in Inline XBRL.				X

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

Revolution Medicines, Inc.

Date: May 6, 2026	By:	/s/ Mark A. Goldsmith
Mark A. Goldsmith, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Revolution Medicines, Inc.

Date: May 6, 2026	By:	/s/ Jack Anders
Jack Anders
Chief Financial Officer (Principal Financial and Accounting Officer)