Form 10-Q
period 2026-06-30
Revolution Medicines, Inc.
filed 2026-08-05
CIK 1628171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 214,336,418 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (ir.revmed.com), Securities and Exchange Commission (SEC) filings, webcasts, press releases and conference calls. We use these mediums, including our website, to communicate with our investors and the public about our company, our products and other issues. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website. Information contained on our website is not incorporated into, and does not form a part of, this Quarterly Report.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$815,435	$383,745
Marketable securities	3,122,534	1,641,934
Prepaid expenses and other current assets	90,369	49,358
Total current assets	4,028,338	2,075,037
Property and equipment, net	34,608	33,194
Operating lease right-of-use asset	127,844	132,084
Intangible assets, net	55,800	55,800
Goodwill	14,608	14,608
Restricted cash	4,858	4,858
Long-term deposits	42,454	24,148
Other noncurrent assets	14,760	14,779
Total assets	$4,323,270	$2,354,508
Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable	$88,419	$64,616
Accrued expenses and other current liabilities	248,889	209,340
Operating lease liability, current	16,753	16,468
Total current liabilities	354,061	290,424
Deferred tax liability	2,353	2,353
Operating lease liability, noncurrent	137,741	142,234
Liability related to the sale of future royalties	548,542	268,446
Convertible senior notes, noncurrent	487,434	—
Warrant liability	185,253	18,546
Other noncurrent liabilities	1,648	1,208
Total liabilities	1,717,032	723,211
Commitments and contingencies (Note 7)
Stockholdersʼ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 214,242,688 and 197,001,401 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	21	19
Additional paid-in capital	6,579,456	4,497,143
Accumulated other comprehensive income (loss)	(5,950)	3,237
Accumulated deficit	(3,967,289)	(2,869,102)
Total stockholdersʼ equity	2,606,238	1,631,297
Total liabilities and stockholdersʼ equity	$4,323,270	$2,354,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$394,919	$224,134	$738,889	$429,883
General and administrative	110,213	40,580	211,465	75,591
Total operating expenses	505,132	264,714	950,354	505,474
Loss from operations	(505,132)	(264,714)	(950,354)	(505,474)
Non-operating income (expense), net:
Interest income	35,579	22,404	55,087	47,319
Interest expense	(23,781)	(867)	(35,978)	(867)
Change in fair value of warrant liability	(151,031)	(4,578)	(166,819)	(2,139)
Other expense, net	(6)	(32)	(123)	(42)
Total non-operating income (expense), net	(139,239)	16,927	(147,833)	44,271
Loss before income taxes	(644,371)	(247,787)	(1,098,187)	(461,203)
Net loss	$(644,371)	$(247,787)	$(1,098,187)	$(461,203)
Net loss per share attributable to common stockholders, basic and diluted	$(3.06)	$(1.31)	(5.37)	$(2.45)
Weighted-average common shares used to compute net loss per share, basic and diluted	210,893,604	188,583,288	204,531,173	188,365,805

Comprehensive loss:
Net loss	$(644,371)	$(247,787)	$(1,098,187)	$(461,203)
Other comprehensive loss:
Foreign currency translation adjustments	(93)	—	(101)	—
Unrealized loss on investments, net	(5,235)	(405)	(9,086)	(19)
Comprehensive loss	$(649,699)	$(248,192)	$(1,107,374)	$(461,222)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholdersʼ
	Shares	Amount	Capital	Income/ (Loss)	Deficit	Equity
Balance at December 31, 2025	197,001,401	$19	$4,497,143	$3,237	$(2,869,102)	$1,631,297
Issuance of common stock pursuant to stock option exercises	473,472	—	12,209	—	—	12,209
Issuance of common stock related to vesting of restricted stock units	367,871	—	—	—	—	—
Issuance of common stock from at-the-market offering	2,335,397	—	226,730	—	—	226,730
Exercise of warrants	485	—	57	—	—	57
Stock-based compensation expense	—	—	87,299	—	—	87,299
Foreign currency translation adjustment	—	—	—	(8)	—	(8)
Net unrealized loss on marketable securities	—	—	—	(3,851)	—	(3,851)
Net loss	—	—	—	—	(453,816)	(453,816)
Balance at March 31, 2026	200,178,626	$19	$4,823,438	$(622)	$(3,322,918)	$1,499,917
Issuance of common stock pursuant to stock option exercises	1,309,927	1	28,843	—	—	28,844
Issuance of common stock related to vesting of restricted stock units	395,886	—	—	—	—	—
Issuance of common stock from follow-on public offering, net of offering costs of $73,645	12,147,887	1	1,651,354	—	—	1,651,355
Issuance of common stock related to employee stock purchase plan	208,030	—	8,473	—	—	8,473
Exercise of warrants	2,332	—	348	—	—	348
Stock-based compensation expense	—	—	67,000	—	—	67,000
Foreign currency translation adjustment	—	—	—	(93)	—	(93)
Net unrealized loss on marketable securities	—	—	—	(5,235)	—	(5,235)
Net loss	—	—	—	—	(644,371)	(644,371)
Balance at June 30, 2026	214,242,688	$21	$6,579,456	$(5,950)	$(3,967,289)	$2,606,238

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

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(1,098,187)	$(461,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	154,299	53,914
Depreciation and amortization	4,795	3,984
Change in fair value of warrant liability	166,819	2,139
Non-cash interest expense on liabilities related to sale of future royalties	35,096	866
Non-cash interest expense on convertible senior notes	880	—
Net amortization of premium or discount on marketable securities	(7,556)	(17,560)
Amortization of operating lease right-of-use asset	4,240	3,534
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(41,011)	(935)
Accounts payable	21,888	491
Accrued expenses and other current liabilities	39,044	12,369
Operating lease liability	(4,208)	(3,056)
Long-term deposits	(18,306)	(4,472)
Other prepaid and noncurrent assets	283	(12,036)
Other noncurrent liabilities	440	5,773
Net cash used in operating activities	(741,484)	(416,192)
Cash flows from investing activities
Purchases of marketable securities	(2,248,094)	(1,039,327)
Maturities of marketable securities	765,863	1,061,986
Sales of marketable securities	—	6,384
Purchases of property and equipment	(3,824)	(10,716)
Net cash provided by (used in) investing activities	(1,486,055)	18,327
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	1,651,355	—
Proceeds from the sale of future royalties, net of issuance costs	245,000	250,000
Proceeds from issuance of common stock pursuant to at-the-market offering, net of issuance costs	226,730	—
Proceeds from issuance of convertible senior notes, net	487,068	—
Proceeds from issuance of common stock under equity incentive plans	41,053	2,828
Proceeds from issuance of common stock related to employee stock purchase plan	8,473	4,644
Proceeds from exercise of warrants	293	1
Deferred offering costs	(743)	(16)
Net cash provided by financing activities	2,659,229	257,457
Net increase (decrease) in cash, cash equivalents and restricted cash	431,690	(140,408)
Cash, cash equivalents and restricted cash - beginning of period	388,603	546,762
Cash, cash equivalents and restricted cash - end of period	$820,293	$406,354
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	815,435	402,438
Restricted cash	4,858	3,916
Cash, cash equivalents and restricted cash - end of period	$820,293	$406,354
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$3,781	$2,907
Unpaid issuance costs on the liability related to the sale of future royalties	—	5,785
Unpaid issuance costs on convertible senior notes	745	—

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

Liquidity

The Company has incurred net operating losses in each year since inception. As of June 30, 2026, the Company had an accumulated deficit of $4.0 billion. Management believes that its existing cash, cash equivalents and marketable securities will enable the Company to fund its planned operations for at least 12 months following the issuance date of these unaudited condensed consolidated financial statements. The Company has been able to fund its operations through the issuance and sale of common stock, the acquisition of EQRx, Inc. (EQRx), the sale of future royalties and the issuance of convertible senior notes. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending should additional capital not become available, could have a material adverse effect on the Company’s ability to achieve its business objectives.

Public offerings

In August 2024, the Company entered into a sales agreement with TD Securities (USA) LLC (TD Cowen) to sell shares of the Company’s common stock, from time to time, with aggregate gross proceeds of up to $500 million, through an at-the-market equity offering program (the 2024 ATM). During the year ended December 31, 2024, the Company sold an aggregate of 1,147,893 shares of common stock under the 2024 ATM, resulting in gross proceeds of $60.4 million, with net proceeds to the Company of $59.5 million after deducting commissions and expenses. During the year ended December 31, 2025, the Company sold an aggregate of 6,163,501 shares of common stock under the 2024 ATM, resulting in gross proceeds of $353.4 million, with net proceeds to the Company of $347.9 million after deducting commissions and expenses. In January and February 2026, the Company sold an aggregate of 880,098 shares of common stock under the 2024 ATM, resulting in gross proceeds of $86.1 million. After deducting commissions and expenses of $1.3 million, net proceeds to the Company were $84.8 million.

In February 2026, the Company entered into a sales agreement with TD Cowen to sell shares of the Company’s common stock, from time to time, with aggregate gross proceeds of up to $1 billion, through an at-the-market equity offering program (the 2026 ATM). The 2026 ATM replaced the 2024 ATM and any unused balance remaining under the 2024 ATM is no longer available. During the six months ended June 30, 2026, the Company sold an aggregate of 1,455,299 shares of common stock under the 2026 ATM, resulting in gross proceeds of $144.1 million, with net proceeds to the Company of $141.9 million after deducting commissions and expenses.

In April 2026, the Company completed a public offering of 12,147,887 shares of its common stock at a public offering price of $142.00 per share, including the shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares (the Common Stock Offering). The Company received gross proceeds of approximately $1,725.0 million from the Common Stock Offering. Net proceeds were approximately $1,651.4 million from the Common Stock Offering, after deducting underwriting discounts, commissions and offering expenses.

2.
Summary of significant accounting policies

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and applicable rules of the Securities and Exchange Commission (SEC) regarding interim financial reporting and, in the opinion of management, include all normal and recurring adjustments which are necessary to state fairly the Company’s financial position and results of operations for the reported periods. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 25, 2026 (the 2025 Form 10-K). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The unaudited condensed consolidated financial statements for the periods ended June 30, 2026 and June 30, 2025 include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The financial results of the Company's activities are reported in United States Dollars.

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

Pre-launch inventory

Costs relating to raw materials and production of inventory in preparation for product launch prior to regulatory approval are capitalized when future commercialization is considered probable, the future economic benefit is expected to be realized, and the Company believes that material uncertainties related to the ultimate regulatory approval have been significantly reduced. As of June 30, 2026, the Company has not capitalized any inventory costs.

Segment reporting

The Company determines its operating segments based on how the chief operating decision maker (CODM) views and analyzes the segment’s operations and performance and allocates resources. The President and Chief Executive Officer is the CODM. The CODM utilizes net loss as the measure of segment profit or loss. The Company has one operating and reportable segment. The Company’s CODM manages the Company’s operations on a consolidated basis for the purposes of allocating resources and evaluating financial performance. The CODM assesses performance for and decides how to allocate resources based on the Company’s cash and investment balance, periodic changes in cash and investments, and net loss, all of which are reported on the Company’s consolidated balance sheets, statements of operations and/or statements of cash flows. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Substantially all of the Company’s long-lived assets are located in the United States.

In addition to the significant expense categories included within consolidated net loss presented on the Company’s condensed consolidated statements of operations, see below for disaggregated amounts that comprise research and development expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Increase/ (decrease)	2026	2025	Increase/ (decrease)
	(in thousands)			(in thousands)
Third-party research and development expenses(a)	$232,942	$144,138	$88,804	$441,438	$276,881	$164,557
Salaries and other employee-related expenses	78,627	41,170	37,457	140,159	78,364	61,795
Stock-based compensation expense	39,311	19,126	20,185	83,949	35,505	48,444
Amortization of intangible assets	—	267	(267)	—	534	(534)
Other research and development costs	44,039	19,433	24,606	73,343	38,599	34,744
Total research and development expense	$394,919	$224,134	$170,785	$738,889	$429,883	$309,006

(a) Third-party research and development expenses are comprised primarily of external costs incurred under agreements with third-party contract organizations, investigative clinical trial sites that conduct research and development activities on the Company’s behalf and consultants; costs related to the production of preclinical, clinical and pre-launch inventory, including fees paid to contract manufacturers; and laboratory and vendor expenses related to the execution of discovery programs, preclinical and clinical trials.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB), under its ASC or other standard setting bodies, and adopted by the Company as of the specified effective date.

Recently adopted accounting pronouncements

In November 2024, the FASB issued ASU 2024-04, Debt (Topic 470), Debt with Conversion and Other Options (Subtopic 470-20), Induced Conversions of Convertible Debt Instruments. ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The guidance is effective for public business entities for fiscal years beginning after December 15, 2025. Early application is permitted. The Company adopted the standard prospectively for the year ended December 31, 2026. The guidance applies to the Company's convertible senior notes issued in April 2026. The adoption of the standard did not have a material impact on the Company's consolidated financial statements.

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

3.
Fair value measurements

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts payable, and accrued expenses and other current liabilities approximate fair value due to their relatively short maturities and market interest rates, if applicable. The Company’s marketable securities measured at fair value on a recurring basis are classified within the fair value hierarchy as described below.

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value and indicates the fair value hierarchy of the valuation:

	June 30, 2026
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$436,756	$436,756	$—	$—
Commercial paper	569,502	—	569,502	—
U.S. government and agency securities	1,163,860	—	1,163,860	—
Corporate bonds	1,712,855	—	1,712,855	—
Total	$3,882,973	$436,756	$3,446,217	$—
Liabilities:
Warrant liabilities	185,253	103,535	81,718	—
Total	$185,253	$103,535	$81,718	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$369,376	$369,376	$—	$—
Commercial paper	75,080	—	75,080	—
U.S. government and agency securities	690,683	—	690,683	—
Corporate bonds	889,057	—	889,057	—
Total	$2,024,196	$369,376	$1,654,820	$—
Liabilities:
Warrant liabilities	18,546	10,376	8,170	—
Total	$18,546	$10,376	$8,170	$—

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

The fair value of the public warrants was determined using observable listed market prices for such warrants and is categorized as Level 1. The fair value of the private warrants is categorized as Level 2 because, while the private warrants are not actively traded, their value is derived from the observable market price of the public warrants, as the warrants have substantially similar terms.

4.
Available-for-sale securities

The following tables summarize the amortized cost and estimated fair value of the Company’s available-for-sale marketable securities and cash equivalents and the gross unrealized gains and losses:

	June 30, 2026
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$252,580	$2	$(110)	$252,472
U.S. government and agency securities	1,165,385	61	(2,734)	1,162,712
Corporate bonds	1,710,377	86	(3,113)	1,707,350
Total marketable securities	3,128,342	149	(5,957)	3,122,534
Cash equivalents:
Money market funds	436,756	—	—	436,756
Commercial paper	317,072	1	(43)	317,030
U.S. government and agency securities	1,148	—	—	1,148
Corporate bonds	5,504	1	—	5,505
Total cash equivalents	760,480	2	(43)	760,439
Total available-for-sale securities	$3,888,822	$151	$(6,000)	$3,882,973

	December 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$62,380	$16	$(3)	$62,393
U.S. government and agency securities	689,258	1,432	(7)	690,683
Corporate bonds	887,058	1,833	(33)	888,858
Total marketable securities	1,638,696	3,281	(43)	1,641,934
Cash equivalents:
Money market funds	369,376	—	—	369,376
Commercial paper	12,688	—	(1)	12,687
Corporate bonds	199	—	—	199
Total cash equivalents	382,263	—	(1)	382,262
Total available-for-sale securities	$2,020,959	$3,281	$(44)	$2,024,196

The amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are summarized below as of June 30, 2026:

	June 30, 2026
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Mature in one year or less	$2,468,017	$148	$(1,738)	$2,466,427
Mature after one year through two years	1,420,805	3	(4,262)	1,416,546
Total available-for-sale securities	$3,888,822	$151	$(6,000)	$3,882,973

5.
Balance sheet components

Property and equipment, net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2026	2025
	(in thousands)
Laboratory equipment	$35,506	$30,098
Leasehold improvements	22,602	22,278
Computer equipment and software	7,275	7,322
Furniture and fixtures	1,952	1,955
Construction in progress	111	54
	67,446	61,707
Less: accumulated depreciation	(32,838)	(28,513)
Property and equipment, net	$34,608	$33,194

Depreciation expense for property and equipment amounted to $2.1 million and $1.7 million for the three months ended June 30, 2026 and 2025, respectively, and $4.3 million and $3.3 million for the six months ended June 30, 2026 and 2025, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2026	2025
	(in thousands)
Accrued compensation	$64,686	$58,192
Accrued research and development	170,116	137,153
Accrued professional services	8,942	6,137
Other	5,145	7,858
Total accrued expenses and other current liabilities	$248,889	$209,340

6.
Intangible assets and goodwill

Intangible assets, net

Intangible assets, net consist of the following as of June 30, 2026:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(7,480)	—	—
Total	$63,280	$(7,480)	$55,800

Amortization expense amounted to zero and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, and zero and $0.5 million for the six months ended June 30, 2026 and 2025, respectively. The tri-complex platform was fully amortized as of December 31, 2025.

Intangible assets, net consisted of the following as of December 31, 2025:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS Programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(7,480)	—	—
Total	$63,280	$(7,480)	$55,800

Goodwill

The following summarizes the change in the carrying value of goodwill for the three and six months ended June 30, 2026:

Amount
(in thousands)
Balance at December 31, 2025	$14,608
Adjustment	—
Balance at June 30, 2026	$14,608

No impairment has been recognized during the three or six months ended June 30, 2026. Goodwill recorded is not deductible for income tax purposes.

7.
Commitments and contingencies

Leases

The Company’s operating lease arrangements primarily consist of office, laboratory, and research and development space in Redwood City, California, with lease terms extending through December 31, 2035, and certain options to extend.

For operating lease arrangements recognized under ASC 842, the Company recognizes lease cost on a straight-line basis over the lease term.

The Company has also entered into sublease arrangements for certain facilities, which are accounted for as operating leases. Sublease income is recognized on a straight-line basis over the applicable sublease terms.

The Company maintains letters of credit for the benefit of the landlord which are classified as restricted cash in the condensed consolidated balance sheets. Restricted cash related to letters of credit due to the landlord was $4.6 million as of June 30, 2026 and December 31, 2025.

Through June 30, 2026, the landlord had provided the Company with $20.3 million in tenant improvement allowances, which were recognized as lease incentives. The lease incentives are being amortized as an offset to rent expense over the lease term in the unaudited condensed consolidated statements of operations and comprehensive loss.

The balance sheet classification of the Company’s operating lease liabilities was as follows:

	June 30,	December 31,
	2026	2025
	(in thousands)
Operating lease liabilities:
Operating lease liability – current	$16,753	$16,468
Operating lease liability – noncurrent	137,741	142,234
Total operating lease liabilities	$154,494	$158,702

The components of lease costs for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Operating lease cost	$5,301	$4,262	$10,688	$9,085
Less: Sublease income	(1,185)	(610)	(2,369)	(1,878)
Total operating lease cost, net(1)	$4,116	$3,652	$8,319	$7,207

(1) Net lease cost does not include short-term lease and variable lease costs, which were immaterial.

As of June 30, 2026, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2026 (remaining six months)	$10,671
2027	20,210
2028	21,861
2029	22,626
2030	23,418
Thereafter	129,936
Total undiscounted lease payments	$228,722
Less: Imputed interest	(70,158)
Less: Lease receivable	(4,070)
Total operating lease liabilities	$154,494

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted-average discount rate used to determine the operating lease liability was 7.97%. As of June 30, 2026 and December 31, 2025, the weighted-average remaining lease term was 9.5 years and 10.0 years, respectively.

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

On December 9, 2024, Nemeth v. Casdin, et al., Case No. 2024-1268-PAF (Del. Ch.), was filed in the Court of Chancery of the State of Delaware (the Complaint) arising from CM Life Sciences III, Inc.’s (CMLS III) December 17, 2021 merger with EQRx, Inc. (Legacy EQRx) (the Merger). The Complaint was filed by former stockholders of CMLS III and brings claims for breach of fiduciary duty and unjust enrichment against members of CMLS III’s board of directors, CMLS III’s officers, and CMLS III’s sponsor in connection with the Merger. The Complaint also brings claims for aiding and abetting breaches of fiduciary duties against certain investment firms involved with the merger process, the Company, solely as successor-in-interest to EQRx, and Legacy EQRx’s former Executive Chairman and CEO, Alexis Borisy, who is also on the Company’s board of directors. Defendants moved to dismiss the Complaint in February 2025. The parties reached an agreement to resolve the matter, which was filed with the court on January 6, 2026. The court entered an Order and Final Judgment approving the settlement and dismissing the action with prejudice on June 18, 2026.

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

8.
Liability related to the sale of future royalties

In June 2025, the Company entered into a revenue participation right purchase and sale agreement (the Royalty Purchase Agreement) with Royalty Pharma Investments 2019 ICAV (Royalty Pharma). Pursuant to the Royalty Purchase Agreement, Royalty Pharma purchased from the Company the right to receive tiered royalty payments with respect to worldwide net product sales of (i) RMC-6236 Products and (ii) RMC-9805 Products, if an RMC-9805 Product is approved for the same indication or subset of the same indication for which an RMC-6236 Product is approved (the Royalty Payments) for an upfront payment of $250.0 million.

In May 2026, the Company received a $250.0 million payment from Royalty Pharma in exchange for additional rights to Royalty Payments in connection with the Tranche 2 funding trigger under the Royalty Purchase Agreement. In exchange for the first two tranches under the Royalty Purchase Agreement (the upfront payment of $250.0 million and this Tranche 2 funding), Royalty Pharma is entitled to receive total Royalty Payments equal to 4.55% of annual net sales up to $2.0 billion, 2.50% of annual net sales between $2.0 billion and $4.0 billion, 1.00% of annual net sales between $4.0 billion and $8.0 billion, and no Royalty Payments on sales in excess of $8.0 billion.

The Royalty Purchase Agreement provides for up to an additional $750.0 million of potential purchases of additional Royalty Payments. In each case of the following, at the Company’s election, Royalty Pharma will purchase the rights to additional Royalty Payments in exchange for (x) a payment of up to $250.0 million, if, prior to July 1, 2028, RMC-6236 receives FDA approval for the second-line treatment of patients with metastatic PDAC (Tranche 3), (y) a payment of up to $250.0 million, if the Company meets a specified net sales milestone prior to January 1, 2029 (Tranche 4), and (z) payments of (1) up to $100.0 million, if prior to January 1, 2030, there is a positive data readout from a potential Phase 3 clinical trial for the first-line treatment of metastatic PDAC involving either an RMC-6236 Product or an RMC-9805 Product, in each case, showing that the applicable Company compound meets an agreed-upon endpoint in a statistically significant manner and the FDA accepts a New Drug Application (or a supplemental application or an amendment to an existing application) on the basis of such readout, and (2) a payment of up to the difference of (I) $250.0 million and (II) the purchase price of any Royalty Payments purchased pursuant to clause (z)(1) above, if prior to January 1, 2030, there is a positive data readout from a potential Phase 3 clinical trial for the first-line treatment of metastatic PDAC involving either an RMC-6236 Product or an RMC-9805 Product, in each case, showing that the applicable Company compound meets an agreed-upon endpoint in a statistically significant manner and the earlier of (A) the Company’s determination to proceed with the preparation and submission of an application for marketing approval to the FDA, the European Medicines Agency (EMA) or the United Kingdom Medicines and Healthcare products Regulatory Agency (MHRA) on the basis of such readout or (B) the submission of an application for marketing approval to the FDA, EMA or MHRA on the basis of such readout (Tranche 5).

If Tranches 3 through 5 are all purchased in their entirety, Royalty Pharma would be entitled to receive total Royalty Payments equal to 7.80% of annual net sales up to $2.0 billion, 4.55% of annual net sales between $2.0 billion and $4.0 billion, 2.40% of annual net sales between $4.0 billion and $8.0 billion, and no Royalty Payments on sales in excess of $8.0 billion. If the Company elects not to draw the full amount of any of the optional tranches, the associated royalty rates would be proportionately lower for each of the net sales tiers.

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

The upfront $250.0 million and the Tranche 2 $250.0 million were both recorded as a liability and measured at amortized cost. Aggregate debt issuance costs of $10.8 million were recorded as a direct deduction from the carrying amount of the liability and are amortized to interest expense using the effective interest method over the estimated term of the Royalty Purchase Agreement. The effective interest rate for the liability was determined based on the Company’s projections of future Royalty Payments. The Company evaluates the estimated timing and amount of future Royalty Payments each reporting period and will revise the effective interest rate prospectively if those estimates change materially.

The carrying value of the liability related to the sale of future royalties approximates fair value as of June 30, 2026 and is classified as either current or noncurrent based on the estimated timing of future Royalty Payments. The Company’s projections of future Royalty Payments are subject to significant estimation uncertainty and are based on various assumptions, including expected commercial launch timelines, regulatory approval probabilities, and projected net product sales over the term of the agreement. These inputs are considered to be Level 3 inputs in the fair value hierarchy, as they involve significant unobservable inputs and judgment. Changes in these assumptions could have a material impact on the effective interest rate.

The following table shows the activity of the liability related to the sale of future royalties for the six months ended June 30, 2026:

Amount
(in thousands)
Liability related to the sale of future royalties - beginning balance	$268,446
Proceeds from the sale of future royalties	250,000
Issuance costs	(5,000)
Non-cash interest expense associated with the sale of future royalties	34,440
Amortization of issuance costs	656
Liability related to the sale of future royalties - ending balance	$548,542

9.
Term loan facility

In June 2025, the Company entered into a senior secured term loan agreement with Royalty Pharma Development Funding, LLC, as a lender and Wilmington Trust, National Association, as administrative agent (the Loan Agreement). The Loan Agreement provides for up to $750.0 million in term loans (the Term Loan Facility), consisting of three tranches of $250.0 million each. The first tranche is required to be drawn in full by the Company within 45 days following receipt of FDA marketing approval for daraxonrasib for any indication related to metastatic PDAC, if such approval occurs on or before January 1, 2028, unless the Company has previously elected to terminate the Loan Agreement. The second and third tranches are optional and may be drawn in whole or in part upon achievement of specified commercial milestones prior to January 1, 2028.

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

As of June 30, 2026, no amounts had been drawn under the Loan Agreement, and no liability was recorded.

10.
Convertible senior notes

On April 17, 2026, the Company issued $500.0 million aggregate principal amount of its 0.50% Convertible Senior Notes due 2033 (the 2033 Notes). The net proceeds from the offering, after deducting the underwriting discount of 2.5% of the principal amount and estimated offering expenses, were approximately $487.1 million.

The 2033 Notes are the Company’s senior, unsecured obligations and bear interest at a rate of 0.50% per year, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2026. The 2033 Notes will mature on May 1, 2033, unless earlier converted, redeemed, or repurchased.

Before February 1, 2033, holders may convert their 2033 Notes only upon the satisfaction of one or more of the following conditions: (i) during any calendar quarter commencing after the calendar quarter ending September 30, 2026 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five business days immediately after any ten consecutive trading day period in which the trading price per $1,000 principal amount of 2033 Notes is less than 98% of the product of the last reported sale price of the common stock and the conversion rate; (iii) upon the occurrence of certain corporate events or distributions on the Company’s common stock; or (iv) if the Company calls the 2033 Notes for redemption. At any time from and including February 1, 2033, holders may convert their 2033 Notes at their option. During the quarter ending June 30, 2026, the conditions allowing holders to convert the 2033 Notes had not been met. Accordingly, the 2033 Notes were not convertible as of June 30, 2026 at the option of the holders thereof, and the 2033 Notes are classified as a noncurrent liability as of that date.

The initial conversion rate is 5.0302 shares of the Company’s common stock per $1,000 principal amount of the 2033 Notes, representing an initial conversion price of approximately $198.80 per share. The initial conversion price is subject to customary anti-dilution adjustments and may be increased in connection with certain make-whole fundamental change events, subject to a maximum conversion rate of 7.0422 shares per $1,000 principal amount. Upon conversion, the Company may elect to settle the conversion obligation in cash, shares of the Company’s common stock, or a combination of both.

On or after May 6, 2030, and on or before the 31st scheduled trading day before the maturity date, the Company may redeem all or any portion of the 2033 Notes for cash at par plus accrued and unpaid interest, provided that the last reported sale price of the Company’s common stock exceeds 130% of the conversion price then in effect for at least 20 trading days during the 30 consecutive trading days ending on, and including, the trading day immediately preceding the notice date. Any redemption of the 2033 Notes also constitutes a make-whole fundamental change. The Company may not redeem fewer than all outstanding 2033 Notes unless at least $100.0 million aggregate principal amount of the 2033 Notes remains outstanding and is not subject to redemption.

If a fundamental change (as defined in the indenture governing the 2033 Notes) occurs, holders may require the Company to repurchase their 2033 Notes at par plus accrued and unpaid interest.

The conversion feature of the 2033 Notes was not bifurcated as an embedded derivative because it is indexed to the Company’s own common stock and meets the conditions for equity classification under ASC 815, Derivatives and Hedging.

The following table sets forth the carrying value of the 2033 Notes as of June 30, 2026:

Amount
(in thousands)
Principal amount	$500,000
Less: Unamortized issuance costs	(12,566)
Net carrying amount	$487,434

The following table sets forth the components of interest expense recognized on the 2033 Notes for the three and six months ended June 30, 2026:

Amount
(in thousands)
Contractual interest expense	$514
Amortization of issuance costs	366
Total interest expense recognized	$880

As of June 30, 2026, the unamortized issuance costs for the 2033 Notes were approximately $12.6 million and will be amortized over the remaining contractual life of approximately 6.8 years.

The estimated fair value of our 2033 Notes was $625.7 million as of June 30, 2026. This estimate was determined based on prices observed in market trading and differs from its respective carrying values reported in the condensed consolidated balance sheets. The market for trading the 2033 Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs of the fair value hierarchy.

The following table sets forth future minimum payments under the 2033 Notes (in thousands):

2026 (remaining six months)	$1,250
2027	2,500
2028	2,500
2029	2,500
2030	2,500
Thereafter	506,250
Future minimum payments	$517,500
Less: Interest	(17,500)
2033 Notes, principal amount	$500,000
Less: Unamortized issuance costs	(12,566)
Net carrying amount	$487,434

11.
Warrant liability

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

12.
Common stock

As of June 30, 2026 and December 31, 2025, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. As of June 30, 2026, no dividends had been declared.

The Company has reserved shares of common stock for future issuance as follows:

	June 30,	December 31,
	2026	2025
Outstanding options to purchase common stock	18,361,684	17,997,616
Unvested restricted stock units of common stock	5,078,440	3,892,030
Available for future issuance under the 2020 Incentive Award Plan	7,147,735	1,395,277
Available for issuance under the 2020 Employee Stock Purchase Plan	7,125,587	5,363,603
Total	37,713,446	28,648,526

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

For the three and six months ended June 30, 2026, there were 208,030 shares of common stock purchased under the ESPP. As of June 30, 2026, a total of 7,125,587 shares of common stock were available for future issuance under the ESPP. As of June 30, 2026, there was $13.7 million of unrecognized compensation cost related to the ESPP.

Stock options

The following summarizes option activity under both the 2020 Plan and the 2014 Plan:

	Number of Shares underlying options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2025	17,997,616	$30.45	7.28	$885,485
Options granted	2,293,328	105.54
Options exercised	(1,783,399)	23.03
Options cancelled and forfeited	(145,861)	46.51
Balance, June 30, 2026	18,361,684	$40.42	7.27	$2,696,546
Options vested and exercisable as of June 30, 2026	9,741,603	$25.62	6.01	$1,574,800

As of June 30, 2026, there was $277.2 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.96 years.

Restricted stock units

Activity under the 2020 Plan with respect to the Company’s restricted stock units (RSUs) during the six months ended June 30, 2026 was as follows:

	Number of Shares	Weighted- average grant date fair value per share	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2025	3,892,052	$39.16	1.50	$310,002
RSUs granted	2,053,995	108.68
RSUs vested	(763,757)	33.61
RSUs forfeited	(103,850)	53.66
Balance, June 30, 2026	5,078,440	$67.82	1.58	$951,090
Expected to vest as of June 30, 2026	5,078,440	$67.82	1.58	$951,090

The number of RSUs vested includes shares of common stock that the Company withheld to satisfy the minimum statutory tax withholding requirements. As of June 30, 2026, there was $304.3 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 3.29 years.

Stock-based compensation expense

Total stock-based compensation expense related to stock options, RSUs and the ESPP by function was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Research and development	$39,311	$19,126	$83,949	$35,505
General and administrative	27,689	9,704	70,350	18,409
Total	$67,000	$28,830	$154,299	$53,914

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

14.
Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(644,371)	$(247,787)	$(1,098,187)	$(461,203)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	210,893,604	188,583,288	204,531,173	188,365,805
Net loss per share attributable to common stockholders, basic and diluted	$(3.06)	$(1.31)	$(5.37)	$(2.45)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of June 30,
	2026	2025
Options to purchase common stock	18,361,684	17,272,317
Unvested restricted stock units of common stock	5,078,440	3,808,980
Expected shares to be purchased under ESPP	85,820	694,578
Common stock issuable under convertible senior notes	2,515,100	—
Warrants outstanding	2,191,500	2,194,340
Total	28,232,544	23,970,215

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

Daraxonrasib

Daraxonrasib, our RAS(ON) multi-selective inhibitor, is designed as an oral, tri-complex inhibitor of multiple RAS(ON) variants containing cancer driver mutations at all three of the major RAS mutation hotspot positions, G12, G13, and Q61. Daraxonrasib inhibits all three major RAS isoforms, suppressing the mutant cancer driver and cooperating wild-type RAS proteins. Daraxonrasib has been granted a non-transferable voucher for daraxonrasib in pancreatic adenocarcinoma (PDAC) under the Commissioner’s National Priority Voucher (CNPV) pilot program, Orphan Drug Designation (ODD) by the FDA and European Medicines Agency (EMA) for the treatment of pancreatic cancer, and Breakthrough Therapy Designation from the FDA for patients with previously treated metastatic PDAC with KRAS G12 mutations and patients with NSCLC with KRAS mutations other than G12C who have received prior platinum-based chemotherapy and anti-PD-(L)1 therapy.

Zoldonrasib

Zoldonrasib is designed as an oral RAS(ON) G12D-selective tri-complex inhibitor. It is designed to exhibit low nanomolar potency for suppressing RAS pathway signaling and growth of RAS G12D-bearing cancer cells and is engineered to covalently inactivate RAS G12D irreversibly. Zoldonrasib has received Breakthrough Therapy Designation from the FDA for the treatment of adult patients with KRAS G12D-mutated locally advanced or metastatic NSCLC who have been previously treated with anti-PD-1/PD-L1 therapy and platinum-based chemotherapy.

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

RMC-5127

RMC-5127 is designed as an oral RAS(ON) G12V-selective tri-complex inhibitor. It is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of RAS G12V-bearing cancer cells and is engineered for selective inhibition of RAS G12V over other RAS isoforms via non-covalent binding interactions. A first-in-human dose escalation clinical trial of RMC-5127 is ongoing. We currently expect to identify a recommended Phase 2 dose for RMC-5127 during the second half of 2026 and to share initial clinical data in 2027.

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

In May 2026, we presented results from our randomized Phase 3 registration study RASolute 302 comparing daraxonrasib against chemotherapy in patients with second line (2L) PDAC. In this study, daraxonrasib taken orally once daily demonstrated statistically significant and clinically meaningful improvements in progression-free survival (PFS) and overall survival (OS) compared to standard of care cytotoxic chemotherapy delivered intravenously. In the overall (intent-to-treat) study population, daraxonrasib demonstrated a median OS of 13.2 months versus 6.7 months for chemotherapy, with a hazard ratio of 0.40 (p < 0.0001). Daraxonrasib was generally well tolerated, with a manageable safety profile and with no new safety signals. Based on the results from this first interim analysis, all PFS and OS endpoint results are considered final. The FDA has accepted for review our New Drug Application (NDA) for daraxonrasib for previously treated metastatic pancreatic cancer and the EMA initiated a phased review of daraxonrasib under its Cancer Medicines Pathfinder project.

Based on encouraging early-stage clinical results, we are evaluating daraxonrasib and zoldonrasib in the following global, randomized Phase 3 registrational studies in PDAC:

•
RASolute 303: comparing daraxonrasib with and without chemotherapy against chemotherapy in patients with first-line (1L) metastatic PDAC;
•
RASolute 304: evaluating daraxonrasib as an adjuvant therapy in patients with resectable PDAC who have received surgery and chemotherapy;
•
RASolute 305: evaluating zoldonrasib in combination with the investigator’s choice of chemotherapies in patients with 1L metastatic PDAC in a placebo-controlled study; and
•
RASolute 309: comparing daraxonrasib with zoldonrasib against chemotherapy in 1L patients with RAS G12D PDAC.

In April 2026, we presented updated Phase 1 clinical data for daraxonrasib in patients with 1L PDAC across monotherapy and combination cohorts at the American Association for Cancer Research (AACR) Annual Meeting.

In July 2026 at the European Society for Medical Oncology’s Gastrointestinal Cancers Congress, we presented data for (i) zoldonrasib in combination with chemotherapy in patients with 1L RAS G12D PDAC; and (ii) zoldonrasib in combination with daraxonrasib in patients with previously treated RAS G12D PDAC. We believe these data showed that zoldonrasib in combination with chemotherapy and zoldonrasib in combination with daraxonrasib were generally well tolerated and demonstrated encouraging antitumor activity that supported our initiation of RASolute 305 and RASolute 309, respectively.

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

Based on encouraging early-stage clinical results, we are evaluating daraxonrasib and zoldonrasib in the following global, randomized Phase 3 registrational studies in NSCLC:

•
RASolve 301: comparing daraxonrasib against docetaxel in patients with locally advanced or metastatic RAS mutant NSCLC who have been treated with immunotherapy and platinum-containing chemotherapy. We currently expect to complete enrollment in RASolve 301 in 2026, to enable an expected clinical readout in 2027; and
•
RASolve 308: evaluating zoldonrasib in combination with standard of care in patients with 1L metastatic RAS G12D NSCLC in a placebo-controlled study.

Based on our evaluation of the treatment landscape for NSCLC, we are prioritizing a mutant-selective approach for development in
1L NSCLC; we expect to initiate RASolve 307, a global, randomized Phase 3 registrational trial evaluating elironrasib in combination with standard of care in 1L RAS G12C NSCLC in the fourth quarter of 2026 and plan to continue evaluating daraxonrasib in NSCLC in combination with bispecific antibodies targeting both the PD-1/PD-L1 and VEGF axes.

In August 2026, we reported initial Phase 1 clinical data for (i) zoldonrasib in combination with pembrolizumab and chemotherapy in patients with 1L RAS G12D NSCLC and (ii) elironrasib in combination with pembrolizumab and chemotherapy in patients with 1L RAS G12C NSCLC. We believe these data showed that zoldonrasib and elironrasib were generally well tolerated and demonstrated encouraging antitumor activity that support our initiation of RASolve 308 and planned initiation of RASolve 307, respectively.

In April 2026, we presented updated Phase 1 clinical data for zoldonrasib in patients with previously treated RAS G12D NSCLC at the AACR Annual Meeting.

Colorectal Cancer

Colorectal cancers are genetically complex and heterogeneous, and patients with RAS mutant disease typically have limited targeted treatment options, particularly after progression on standard therapies. As a result, outcomes remain poor for many patients, underscoring the need for new therapeutic approaches that more effectively address the underlying drivers of the disease.

To address this need, we are pursuing a combination-focused strategy designed to maximize clinical impact in this challenging setting. We believe that our early clinical experience supports continued exploration of these strategies. As data mature, we plan to prioritize registrational opportunities with the goal of improving outcomes and expanding treatment options for patients with RAS mutant colorectal cancer. We currently expect to provide updated combination data in CRC in the fourth quarter of 2026.

Collaborations

Synnovation Collaboration

In April 2026, we entered into a clinical collaboration with Synnovation Therapeutics, Inc. (Synnovation) pursuant to which Synnovation plans to evaluate its compound SNV1521, a PARP1-selective inhibitor, in combination with daraxonrasib in patients with PDAC as part of a Synnovation-sponsored trial.

Bristol-Myers Squibb Collaboration

In February 2026, we entered into a clinical collaboration with Bristol-Myers Squibb (BMS) pursuant to which BMS plans to evaluate its compound navlimetostat, an MTA-cooperative PRMT5 inhibitor, in combination with daraxonrasib in patients with PDAC as part of a BMS-sponsored trial.

Summit Collaboration

In June 2025, we entered into a clinical collaboration with Summit Therapeutics, Inc. (Summit) pursuant to which we are evaluating, in multiple solid tumor settings, the safety and efficacy of certain of our clinical-stage RAS(ON) Inhibitors, including daraxonrasib, elironrasib and zoldonrasib, in combination with Summit’s ivonescimab, a PD-1/VEGF bispecific antibody, in the APEX-103 clinical trial.

Iambic Collaboration

In May 2025, we entered into a collaboration with Iambic Therapeutics, Inc. (Iambic) pursuant to which Iambic uses its artificial intelligence capabilities to generate customized models through training with our proprietary data. Our aim in this collaboration is to enhance our lead discovery and optimization processes directed against both current and new drug targets to enable continued development of our pipeline.

Tango Collaboration

In November 2024, we entered into a clinical collaboration with Tango Therapeutics, Inc. (Tango) pursuant to which Tango is evaluating its compound vopimetostat (TNG462), an MTA-cooperative PRMT5 inhibitor, in combination with daraxonrasib or zoldonrasib in patients with MTAP-deleted, RAS mutant PDAC or NSCLC as part of a Tango-sponsored trial.

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
•
costs related to the production of preclinical, clinical and pre-launch inventory, including fees paid to contract manufacturers, which are recorded as research and development expenses prior to initial regulatory approval;
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

Interest expense

Interest expense consists of non-cash interest expense associated with the sale of future royalties and interest expense associated with the convertible senior notes.

Change in fair value of warrant liability

Change in fair value of warrant liability consists of the change in fair value of warrants assumed as part of the EQRx, Inc. acquisition.

Results of operations

Comparison of the three and six months ended June 30, 2026 and 2025

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Increase/ (decrease)	2026	2025	Increase/ (decrease)
	(in thousands)			(in thousands)
Operating expenses:
Research and development	$394,919	$224,134	$170,785	$738,889	$429,883	$309,006
General and administrative	110,213	40,580	69,633	211,465	75,591	135,874
Total operating expenses	505,132	264,714	240,418	950,354	505,474	444,880
Loss from operations	(505,132)	(264,714)	(240,418)	(950,354)	(505,474)	(444,880)
Non-operating income (expense), net:
Interest income	35,579	22,404	13,175	55,087	47,319	7,768
Interest expense	(23,781)	(867)	(22,914)	(35,978)	(867)	(35,111)
Change in fair value of warrant liability	(151,031)	(4,578)	(146,453)	(166,819)	(2,139)	(164,680)
Other expense, net	(6)	(32)	26	(123)	(42)	(81)
Total non-operating income (expense), net	(139,239)	16,927	(156,166)	(147,833)	44,271	(192,104)
Loss before income taxes	(644,371)	(247,787)	(396,584)	(1,098,187)	(461,203)	(636,984)
Net loss	$(644,371)	$(247,787)	$(396,584)	$(1,098,187)	$(461,203)	$(636,984)

Research and development expenses

Our research and development efforts during the three and six months ended June 30, 2026 and 2025 were focused on our clinical development programs and our preclinical programs. The following table sets forth the components of our research and development expenses for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Increase/ (decrease)	2026	2025	Increase/ (decrease)
	(in thousands)
Third-party research and development expenses:
Clinical Development Programs:
Daraxonrasib (RMC-6236)	$113,747	$76,907	$36,840	$227,761	$144,382	$83,379
Zoldonrasib (RMC-9805)	63,950	23,515	40,435	117,857	47,983	69,874
Elironrasib (RMC-6291)	12,222	18,192	(5,970)	27,218	37,208	(9,990)
RMC-5127	8,896	2,332	6,564	12,310	3,825	8,485
RAS companion inhibitors	151	67	84	199	498	(299)
Preclinical programs	33,976	23,125	10,851	56,093	42,985	13,108
Total third-party research and development expenses	232,942	144,138	88,804	441,438	276,881	164,557
Salaries and other employee-related expenses	78,627	41,170	37,457	140,159	78,364	61,795
Stock-based compensation expense	39,311	19,126	20,185	83,949	35,505	48,444
Amortization of intangible assets	—	267	(267)	—	534	(534)
Other research and development costs	44,039	19,433	24,606	73,343	38,599	34,744
Total research and development expense	$394,919	$224,134	$170,785	$738,889	$429,883	$309,006

Research and development expenses increased by $170.8 million, or 76%, during the three months ended June 30, 2026 compared to the same period in 2025. The increase was primarily due to higher clinical trial and manufacturing expenses, including costs related to pre-launch materials that were recorded as research and development expense prior to initial regulatory approval, with a $40.4 million increase related to zoldonrasib expenses and a $36.8 million increase related to daraxonrasib expenses; a $37.5 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $24.6 million increase in other research and development expenses resulting from higher medical affairs expenses and higher rent, utilities, and information technology expenses associated with increased headcount; a $20.2 million increase in stock-based compensation expense related to increased headcount and introducing retirement benefit provisions in our equity compensation program in 2026; and a $10.9 million increase in preclinical research portfolio expenses.

Research and development expenses increased by $309.0 million, or 72%, during the six months ended June 30, 2026 compared to the same period in 2025. The increase was primarily due to higher clinical trial and manufacturing expenses, including costs related to pre-launch materials that were recorded as research and development expense prior to initial regulatory approval, with a $83.4 million increase related to daraxonrasib expenses and a $69.9 million increase related to zoldonrasib expenses; a $61.8 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $48.4 million increase in stock-based compensation expense related to increased headcount and introducing retirement benefit provisions in our equity compensation program in 2026; a $34.7 million increase in other research and development expenses resulting from higher medical affairs expenses and higher rent, utilities, and information technology expenses associated with increased headcount; and a $13.1 million increase in preclinical research portfolio expenses.

General and administrative expenses

General and administrative expenses increased by $69.6 million, or 172%, during the three months ended June 30, 2026 compared to the same period in 2025. The increase was primarily due to a $36.0 million increase in salaries and other employee-related expenses due to increased headcount; a $18.0 million increase in stock-based compensation expense related to increased headcount and introducing retirement benefit provisions in our equity compensation program in 2026; a $9.9 million increase in legal fees and other administrative expenses; and a $6.1 million increase in commercial preparation expenses.

General and administrative expenses increased by $135.9 million, or 180%, during the six months ended June 30, 2026 compared to the same period in 2025. The increase was primarily due to a $51.9 million increase in stock-based compensation expense related to increased headcount and introducing retirement benefit provisions in our equity compensation program in 2026; a $51.5 million increase in salaries and other employee-related expenses due to increased headcount; a $13.1 million increase in commercial preparation expenses; and a $16.7 million increase in legal fees and other administrative expenses.

Interest income

Interest income increased by $13.2 million and $7.8 million during the three and six months ended June 30, 2026 compared to the same periods in 2025, primarily due to a higher average balance of cash, cash equivalents and marketable securities.

Interest expense

Interest expense increased by $22.9 million and $35.1 million during the three and six months ended June 30, 2026 compared to the same periods in 2025, due to non-cash interest expense associated with the Royalty Purchase Agreement, which was entered into in June 2025, and interest expense associated with convertible senior notes issued in April 2026.

Change in fair value of warrant liability

The fair value of our warrant liability increased by $151.0 million and $166.8 million during the three and six months ended June 30, 2026 respectively, as a result of an increase in our share price in 2026.

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

During the six months ended June 30, 2026, we sold an aggregate of 1,455,299 shares of common stock under the 2026 ATM, resulting in gross proceeds of $144.1 million, with net proceeds of $141.9 million after deducting commissions and expenses.

In June 2025, we entered into a revenue participation right purchase and sale agreement (the Royalty Purchase Agreement) with Royalty Pharma Investments 2019 ICAV (Royalty Pharma). Pursuant to the Royalty Purchase Agreement, in exchange for an upfront payment of $250.0 million, Royalty Pharma purchased from us the right to receive royalty payments with respect to worldwide net product sales in a calendar year (Annual Net Sales) of (a) RMC-6236 Products and (b) RMC-9805 Products, if an RMC-9805 Product is approved for the same indication or subset of the same indication for which an RMC-6236 Product is approved. In May 2026, we received a $250.0 million payment from Royalty Pharma in connection with the Tranche 2 funding trigger under the Royalty Purchase

Agreement. In addition, under the Royalty Purchase Agreement, Royalty Pharma has agreed to purchase up to an additional $750.0 million in synthetic royalty funding divided into three additional tranches of up to $250.0 million. Each of these tranches is subject to the satisfaction of certain triggers, and is available at our sole election, provided the relevant trigger events have occurred.

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

In June 2025, we entered into a loan agreement (the Loan Agreement) with Wilmington Trust, National Association as administrative agent and Royalty Pharma Development Funding, LLC, as a lender. The Loan Agreement provides for a term loan facility of up to $750.0 million (the Term Loan Facility), consisting of three tranches, one of which must be drawn and the other two of which may be drawn at our option during certain commitment periods, in each case subject to the satisfaction or waiver of certain terms and conditions.

For additional information regarding the Term Loan Facility (including information regarding the terms and conditions related to the three tranches of funding), see “Note 9. Term loan facility” in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In April 2026, we completed concurrent public offerings consisting of (i) 12,147,887 shares of its common stock at a public offering price of $142.00 per share and (ii) $500.0 million aggregate principal amount of 0.50% convertible senior notes due 2033 (the 2033 Notes). The offerings included the full exercise of the underwriters’ option to purchase additional shares of common stock.

We received gross proceeds of approximately $1,725.0 million from the sale of common stock and approximately $500.0 million from the issuance of the 2033 Notes. Net proceeds were approximately $1,651.4 million from the equity offering and approximately $487.1 million from the issuance of the 2033 Notes, after deducting underwriting discounts, commissions and estimated offering expenses.

The 2033 Notes are senior, unsecured obligations of the Company and bear interest at a rate of 0.50% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2026. The 2033 Notes will mature on May 1, 2033, unless earlier converted, redeemed, or repurchased. The initial conversion rate is 5.0302 shares of common stock per $1,000 principal amount of 2033 Notes, which represents an initial conversion price of approximately $198.80 per share, subject to customary adjustments. For additional information regarding the 2033 Notes, see “Note 10. Convertible senior notes” in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

To date, our operations have been financed primarily by the sale of our securities, our acquisition of EQRx in 2023, the sale of future royalties and the issuance of convertible senior notes.

As of June 30, 2026, we had $3.9 billion in cash, cash equivalents and marketable securities.

As of June 30, 2026, we had an accumulated deficit of $4.0 billion. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our product candidates and our preclinical research portfolio, and to a lesser extent, general and administrative and commercial preparation expenditures. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue to advance our product candidates into later stages of development, which includes conducting larger clinical trials, and increasing our efforts to prepare to become a commercial-stage company.

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

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(741,484)	$(416,192)
Investing activities	(1,486,055)	18,327
Financing activities	2,659,229	257,457
Net change in cash and cash equivalents and restricted cash	$431,690	$(140,408)

Cash used in operating activities

During the six months ended June 30, 2026, cash used in operating activities of $741.5 million was primarily attributable to a net loss of $1,098.2 million, offset by a net change of $1.9 million in our operating assets and liabilities and $358.6 million in non-cash charges. The non-cash charges primarily consisted of a $166.8 million change in fair value of warrant liability, stock-based compensation expense of $154.3 million, non-cash interest expense on the liability related to the sale of future royalties of $35.1 million, depreciation and amortization of $4.8 million, amortization of operating lease right-of-use asset of $4.2 million offset by net amortization of premium on marketable securities of $7.6 million.

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

Cash provided by (used in) investing activities

During the six months ended June 30, 2026, cash used in investing activities of $1.5 billion was comprised of purchases of marketable securities of $2.2 billion and purchases of property and equipment of $3.8 million offset by maturities of marketable securities of $765.9 million.

During the six months ended June 30, 2025, cash provided by investing activities of $18.3 million was comprised of maturities of marketable securities of $1.1 billion and sale of marketable securities of $6.4 million partially offset by purchases of marketable securities of $1.0 billion and purchases of property and equipment of $10.7 million.

Cash provided by financing activities

During the six months ended June 30, 2026, cash provided by financing activities was comprised primarily of $1.7 billion in net proceeds from the issuance of common stock under the April 2026 follow-on offering, $487.1 million in net proceeds from the issuance of convertible senior notes, $245.0 million in net proceeds from the sale of future royalties following receipt of Tranche 2 funding under the Royalty Purchase Agreement, $226.7 million in net proceeds under the ATM Programs, $41.1 million in proceeds from the issuance of common stock upon the exercise of stock options and $8.5 million in proceeds from the issuance of common stock related to our 2020 Employee Stock Purchase Plan (the ESPP).

During the six months ended June 30, 2025, cash provided by financing activities was comprised primarily of $250.0 million in proceeds from the sale of future royalties, $4.6 million in proceeds from the issuance of common stock related to the ESPP and $2.8 million in proceeds from the issuance of common stock upon the exercise of stock options.

Contractual Obligations and Commitments

We have contractual obligations related to our office and laboratory space lease in Redwood City, California, described in “Note 7. Commitments and contingencies” in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We enter into agreements in the ordinary course of business with contract research organizations for clinical trials, contract manufacturing organizations to provide clinical trial materials and with vendors for preclinical studies and other services and products for operating purposes which are generally cancelable at any time by us upon 30 to 90 days’ prior written notice.

In June 2025, we entered into the Royalty Purchase Agreement with Royalty Pharma. Pursuant to the Royalty Purchase Agreement, Royalty Pharma purchased from us the right to receive tiered royalty payments on worldwide net product sales of daraxonrasib (together with certain potential future products having the same mechanism of action as daraxonrasib, the RMC-6236 Products) and zoldonrasib (together with certain potential future products having the same mechanism of action as zoldonrasib, the RMC-9805 Products), if zoldonrasib is approved for the same indication or subset of the same indication for which daraxonrasib is approved. For additional information regarding the Royalty Purchase Agreement, see “Note 8. Liability related to the sale of future royalties” in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On April 17, 2026, we issued $500.0 million aggregate principal amount of 0.50% convertible senior notes due 2033, which mature on May 1, 2033 unless earlier converted, redeemed, or repurchased. For additional information regarding the 2033 Notes, see “Note 10. Convertible senior notes” in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We held cash, cash equivalents and marketable securities of $3.9 billion and $2.0 billion as of June 30, 2026 and December 31, 2025, respectively, which consisted of bank deposits, money market funds, U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, an immediate hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities as of June 30, 2026, given their relatively short maturities and weighted-average duration.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President, Chief Executive Officer and Director and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2026. Based on the evaluation, our President, Chief Executive Officer and Director and our Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were, in design and operation, effective to the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three and six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors

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

Since our inception, we have incurred significant net losses. Our net losses were $1.1 billion, $600.1 million and $436.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of June 30, 2026, we had an accumulated deficit of $4.0 billion. We have funded our operations to date with proceeds from the sale of common stock and preferred stock, convertible senior notes, the acquisition of EQRx, and the Royalty Purchase Agreement. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. We have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Our product candidates will require additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Building out commercial operations and additional clinical trials, preclinical studies and research and development activities will require substantial funds to complete. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $3.9 billion. In April 2026, we completed the Common Stock Offering and the Notes Offering, which together provided us with aggregate net proceeds of $2.1 billion. During the six months ended June 30, 2026, we sold an aggregate of 2,335,397 shares of common stock under the 2024 ATM and 2026 ATM resulting in net proceeds of $226.7 million. Further, additional capital may be available under the 2026 ATM and, subject to our meeting certain terms and conditions, including certain commercial milestones and other trigger events, additional capital may be available under the Loan Agreement and the Royalty Purchase Agreement (see “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information). We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs and to prepare for their potential commercialization. If we are able to gain marketing approval for our product candidates, we will require significant additional amounts of cash in order to launch and commercialize our product candidates, if approved, to the extent that their launch and commercialization are not the responsibility of another collaborator that we may contract with in the future. In addition, other unanticipated costs may arise. Because the design and outcome of our current, planned and potential future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

As of June 30, 2026, we had $500.0 million aggregate principal amount of indebtedness under the 2033 Notes and approximately $548.5 million of liabilities relating to our sale of future royalties pursuant to the Royalty Purchase Agreement. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

Our business is dependent on the successful development of our current and future product candidates. We are evaluating certain of our product candidates in both exploratory and pivotal clinical trials, both as monotherapy and in combination regimens, across multiple types of cancer including the RASolute 302, RASolute 303, RASolute 304, RASolute 305, RASolve 301 and RASolve 308. Our other programs are in various stages of clinical and preclinical development, and the development of certain programs remains subject to our continuing assessment of portfolio priorities. The success of our business, including our ability to finance our company and generate revenue from products in the future, which may never occur, will depend heavily on the successful development and eventual commercialization of our product candidates. Our current and future product candidates require preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from product sales.

We have only recently completed our first NDA submission to the FDA, which has been accepted for review, and have not previously submitted similar applications to any comparable foreign regulatory authority, for any product candidate. An NDA or other relevant regulatory application must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe and effective for each desired indication. The NDA or other relevant application must also include significant information regarding the chemistry, manufacturing and controls (CMC) for the product. We cannot be certain that our current or future product candidates will be successful in our ongoing clinical trials or receive regulatory approval. Further, even if they are successful in clinical trials, our product candidates or any future product candidates may not receive regulatory approval. For example, we may not receive regulatory approval of our NDA for daraxonrasib despite the positive topline readout of RASolute 302. If we do not receive regulatory approvals for current or future product candidates, our business would be materially harmed. Even if we successfully obtain regulatory approval to market a product candidate, our revenue will depend, in part, upon the size of the markets in the territories for which we or collaborators gain regulatory approval and have commercial rights, as well as the availability of competitive products, whether there is sufficient third-party reimbursement and adoption by physicians.

We plan to seek regulatory approval to commercialize our product candidates both in the United States and in select foreign countries, alone or in collaboration. While the scope of regulatory approval generally is similar in other countries, in order to obtain separate regulatory approval in other countries we must comply with numerous and varying regulatory requirements of such countries. Other countries also have their own regulations governing, among other things, clinical trials and commercial sales, as well as pricing and distribution of drugs, and we may be required to expend significant resources to obtain regulatory approval and to comply with ongoing regulations in these jurisdictions.

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

We are evaluating our product candidates in registrational trials, including RASolute 302, RASolute 303, RASolute 304, RASolute 305, RASolute 309, RASolve 301 and RASolve 308, and are currently planning additional registrational clinical trials for daraxonrasib and our other RAS(ON) inhibitors. These studies may not produce results that are consistent with expectations based on our earlier clinical observations for these compounds. Similarly, results from our registrational trials may not be predictive of the results in other clinical trials evaluating different lines of therapy or tumor types. Our plans for these and future planned registrational trials are, and will be based on our observations from the results of early-stage clinical trials using the same product candidates. Based on data from early-stage clinical trials, we will select, subject to regulatory feedback, the proposed indication, line of therapy, study design and dose and dose schedule for our registrational studies. However, these registrational studies, if initiated, may not be successful and may not produce results that are consistent with our expectations, based on our earlier clinical observations, including because other trial designs may have greater likelihood of development success. Further, we recently announced that RASolute 302 met all primary and key secondary endpoints, including PFS and OS. However, this success may not be predictive of the results of clinical trials in other lines of therapy or tumor types.

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

In addition, our clinical trials will compete with approved therapies, including sotorasib and adagrasib, as well as other clinical trials for product candidates that are in the same therapeutic areas (and that seek to evaluate patients with cancer cells having the same mutations), particularly for patients having KRAS G12C, KRAS G12D or KRAS G12V mutations, as our current and potential future product candidates. See “Item 1. Business—Competition” of our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding our competitors. This competition and competition with approved therapies will reduce the number and types of patients available for clinical trials involving our product candidates, because some patients who might have opted to enroll in our trials may instead opt to pursue a treatment regimen using an approved therapy or enroll in a trial conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites. Moreover, because our current and potential future product candidates may represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our ongoing or any future clinical trials.

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

Some of our collaborators’ development efforts involve combinations of our product candidates with their own product candidates and therapeutics that have been approved for marketing by the FDA or similar regulatory authority. For example, the development of our RAS(ON) inhibitors includes combinations with existing therapies, including chemotherapy agents, a PD-1/VEGF bispecific antibody, a PARP inhibitor, PRMT5 inhibitors, an anti-EGFR agent and a PD-1 inhibitor. We are also pursuing combinations of our different product candidates such as zoldonrasib in combination with daraxonrasib in patients with previously treated RAS G12D PDAC. In the future our product candidates may be developed in combination with one or more additional approved therapies. Most of our current clinical collaborations relate to Phase 1 clinical trials and may not extend to, or obligate our collaborators to participate in, later-stage development, including registrational studies, regulatory approval activities or commercialization. Even if a combination demonstrates promising results in an early-stage clinical trial, we or a collaborator may determine not to proceed with a registrational study or pursue marketing approval for the combination, including due to changes in its strategic priorities, development plans, safety or tolerability results, available resources or assessment of the clinical or commercial opportunity. If a collaborator elects not to continue development of a combination that we wish to pursue, we may need to identify an alternative collaborator or assume additional development activities, costs and responsibilities, including securing access to the collaborator’s therapy. We may be unable to do so on acceptable terms or at all, which could delay, limit or prevent the further development, regulatory approval or commercialization of the applicable combination. If we determine not to continue development of a combination with a third party collaborator, we will forego any benefits that may be associated with that combination.

Even if any of our product candidates receive marketing approval or are commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the other therapy used in combination with our product candidate, or that safety, efficacy, manufacturing or supply issues could arise with these other therapies. This could result in our own products being removed from the market or being less successful commercially. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. In addition, developing combination therapies using approved therapeutics, which we are doing and may continue to do for our product candidates, exposes us to additional clinical risks, such as the requirement that we demonstrate the safety and efficacy of each active component of any combination regimen we may develop, including any incremental benefits associated with our product candidates, which may prove challenging.

We or our collaborators may also evaluate our current or future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States or with approved cancer therapies at an unapproved dose and/or schedule, and/or with approved cancer therapies in unapproved indications. For example, the development of our RAS(ON) inhibitors includes combinations with other product candidates in our portfolio, including other RAS(ON) inhibitors. We will not be able to market and sell any of our product candidates in combination with any such cancer therapies, or at any such dose, schedule or indication, that does not ultimately obtain marketing approval.

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

In addition, even if we or our future collaborators obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we have sought, may not approve the prices we may desire to charge for our products, may grant approvals contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the prospects for our product candidates.

Further, while the FDA recently accepted our NDA for daraxonrasib for review, we cannot be certain that any of our programs will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

Clinical product development involves a lengthy and expensive process, with uncertain outcomes. We or our potential future collaboration partners may experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current and future product candidates.

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our products are safe and effective in humans. Clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process, and future clinical trials involving our product candidates may not be successful.

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

The United Kingdom’s (UK) regulatory framework in relation to clinical trials is derived from pre-existing EU legislation (as implemented into UK law, through secondary legislation). In April 2026, the Medicines for Human Use (Clinical Trials) Amendment Regulations 2025 became applicable. The amendment aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK, increase the transparency of clinical trials conducted in the UK and make clinical trials more patient centered.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For instance, the EU pharmaceutical legislation has been undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023. The proposed changes were since discussed and negotiated by the European Parliament and the Council of the EU as part of the EU ordinary legislative process. In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the EU adopted its position. A provisional agreement on the text was reached in December 2025. Following positive votes by Member States and the European Parliament on the provisional agreement in March 2026, the proposed revisions (which include affecting the duration of regulatory data protection and market protection, including for orphan medicinal products and revising the eligibility for expedited pathways) must now be formally adopted by the Ministers of Health in the Employment, Social Policy, Health and Consumer Affairs Council, or EPSCO, and the European Parliament Plenary. The proposed changes are not expected to enter into application before the fourth quarter of 2028 and may, however, have a significant long-term impact on the biopharmaceutical industry.

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

Any marketing approvals that we or our potential future collaboration partners receive for any current or future product candidate may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require REMS as a condition of approval of any product candidate, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import and export and record keeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practice (cGMP) or similar foreign requirements and Good Clinical Practice (GCP) for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with any approved candidate, including adverse events of unanticipated severity or frequency, counterfeit, stolen, diverted, tampered with or otherwise unauthorized versions of our products entering the supply or distribution chain, problems with our third-party manufacturers, distributors or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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
•
the ability of patients to adhere to applicable dosing, administration and monitoring requirements, including requirements relating to drug-drug interactions and other risks associated with oral therapies;
•
the inclusion of the product in applicable clinical practice guidelines, institutional treatment pathways, formularies or other treatment protocols;
•
for products administered in combination with other therapies, the price, availability, approved labeling, coverage and reimbursement of such other therapies, which may be outside of our control;
•
the availability, adoption, accuracy and timely performance of any required companion diagnostic or complementary diagnostic (if any), including the availability of adequate patient samples and testing capacity; and
•
the prevalence and severity of any side effects.

Market acceptance may also be affected by comparative clinical data, real-world evidence, changes in treatment guidelines or other information published after commercial launch that favors competing therapies or otherwise alters prescribing practices.

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

Coverage and reimbursement may also be subject to restrictive utilization management requirements, including prior authorization, step therapy, formulary exclusions, quantity limits, specialty pharmacy requirements and periodic reauthorization. These requirements may delay or restrict the initiation or continuation of treatment. In addition, because orally administered oncology products are generally reimbursed under the pharmacy benefit, patients may be subject to significant cost-sharing obligations, which may result in prescription abandonment, delayed treatment initiation or treatment discontinuation. Our ability to offset such costs through patient assistance or copay support programs may be limited by applicable law, enforcement policy or third-party payor requirements.

Our net revenues may also be affected by rebates, discounts, administrative fees, price-protection obligations, outcomes-based arrangements and other concessions to government authorities and third-party payors, and the amount and timing of these adjustments may be difficult to estimate. For products used as part of a combination regimen, payors may evaluate the aggregate cost of the regimen, and coverage or reimbursement for our product may not ensure coverage or reimbursement for the other components of the regimen or for related diagnostics, monitoring or supportive care.

In addition, outside the United States, pricing and reimbursement for pharmaceutical products are subject to extensive government regulation and vary significantly by country. In many markets, national, regional, or local authorities determine or influence the price that may be charged for a product and the level of reimbursement available through public or private healthcare systems. Obtaining pricing approval and reimbursement may be a lengthy and uncertain process and may require us to demonstrate clinical benefit, comparative effectiveness, and cost-effectiveness relative to available therapies. Further, external reference pricing, price disclosure requirements and the use of prices established or negotiated in one jurisdiction to set or challenge prices in another jurisdiction may constrain our global pricing and launch sequencing strategies and reduce the revenues we are able to generate across multiple markets.

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

The U.S. presidential administration is pursuing a two-fold strategy to reduce drug costs in the U.S. These proposals are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any product candidate that we commercialize. On the one hand, the administration has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most-favored-nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. Subsequently, in April 2026, the U.S. presidential administration issued a proclamation imposing tariffs under Section 232 of the Trade Expansion Act of 1962 on imports of patented (brand) pharmaceutical products, including certain biologics, and their active pharmaceutical ingredients. The tariffs took effect on July 31, 2026 for a specific list of large pharmaceutical companies and are scheduled to take effect on September 29, 2026 for all other importers, subject to certain exemptions. This proclamation stated that companies that have executed or are negotiating agreements with the federal government regarding most-favored-nation pricing and onshoring of production and research and development, among others, are exempted from these tariffs. On the other hand, the administration is pursuing traditional regulatory pathways to impose drug pricing policies and, in December 2025, published two proposed rules referred to as Globe and Guard. If finalized, these rules would establish mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units reimbursed by Medicare, with the rebate amounts based on most-favored-nation pricing. A rebate in the United States tied to drug prices outside the United States would represent a significant departure from historical U.S. pharmaceutical pricing practices and could reduce the revenues we receive for any products that we commercialize. Even if these initiatives are modified, delayed, not finalized or successfully challenged, the uncertainty surrounding them could adversely affect our ability to forecast revenues determine commercial launch timing and sequencing, and make investments in manufacturing capacity and commercialization infrastructure.

We may fail to select or capitalize on the most scientifically, clinically and commercially promising or profitable drug candidates including mutant RAS(ON) targets.

We have limited technical, managerial and financial resources to determine which of our potential assets, including our RAS(ON) inhibitors, should be advanced into further preclinical development, initial clinical trials, later-stage clinical development and potential commercialization. From our RAS(ON) inhibitors, we have selected daraxonrasib, elironrasib, zoldonrasib and RMC-5127 for clinical evaluation. In making these prioritization decisions and selecting development candidates from our preclinical assets, we may make incorrect determinations. Our decisions to allocate our research and development, management and financial resources toward particular development candidates or therapeutic areas, including RASolute 302, RASolute 303, RASolute 304, RASolute 305, RASolute 309, RASolve 301, RASolve 307, RASolve 308 and other clinical trials, may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate development programs may also be incorrect and could cause us to miss valuable opportunities.

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

Complementary diagnostics and companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval, clearance or certification prior to commercialization. In addition, if the FDA or similar regulatory authorities outside the United States determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, they may not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. Companion diagnostics are developed in conjunction with clinical programs for the associated therapeutic product, and the FDA has generally required premarket approval of companion diagnostics for cancer therapies. The approval or clearance of a companion diagnostic as part of the therapeutic product’s further labeling limits the use of the therapeutic product to only those patients who express the specific characteristic, such as a biomarker, that the companion diagnostic was developed to detect.

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

We may also seek breakthrough therapy designation for our product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, increased interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs and biologics designated as breakthrough therapies also receive the same benefits associated with fast track designation, including eligibility for rolling review of a submitted NDA, if the relevant criteria are met. Like fast track designation, breakthrough therapy designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. We have received multiple breakthrough therapy designations for our product candidates: daraxonrasib has been granted breakthrough therapy designation in previously treated, metastatic PDAC patients with KRAS G12 mutations and patients with NSCLC with KRAS mutations other than G12C who have received prior platinum-based chemotherapy and anti-PD-(L)1 therapy; zoldonrasib was granted breakthrough therapy designation for the treatment of adult patients with KRAS G12D-mutated locally advanced or metastatic NSCLC who have been previously treated with anti-PD-1/PD-L1 therapy and platinum-based chemotherapy; and elironrasib was granted breakthrough therapy designation for the treatment of adult patients with KRAS G12C-mutated locally advanced or metastatic NSCLC who have received prior chemotherapy and immunotherapy but have not been previously treated with a KRAS G12C inhibitor. The receipt of these breakthrough therapy designations (and any future designations we may receive for a product candidate) may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if a product candidate qualifies as a breakthrough therapy, the FDA may later decide that the drug no longer meets the conditions for qualification and rescind the designation.

Jurisdictions where we may seek to pursue product candidates outside of the United States have processes similar to the breakthrough designation and fast track processes described above, and to the extent we or our collaborators desire to enter these markets, we will face similar risks and challenges as those described in the United States.

We may attempt tbo secure approval from the FDA through the use of the accelerated approval pathway. If we are unable to obtain this approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary regulatory approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw any accelerated approval we have obtained.

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

We may participate in novel and expedited regulatory review programs that are new and evolving. We may not realize any benefit from our participation in these programs and any changes to, suspension of, or termination of these programs, or our inability to satisfy their requirements, could delay or adversely affect the development, review and approval of our product candidates.

We are participating in, and may in the future seek to participate in, new and expedited review pathways and pilot programs intended to accelerate the assessment of drugs and biologics that address national priorities or areas of high unmet medical need. Because many of these programs are new, limited in scope and untested, there is limited precedent regarding how they will operate in practice, and our participation may not result in the benefits we anticipate.

In June 2025, the FDA announced the CNPV Pilot Program to test an expedited review process for certain drugs and biologics that are designed to address certain national priorities identified by the FDA, including drugs or biologics that are intended to address a U.S. public health crisis, deliver more innovative cures for the American people, address a large unmet medical need, onshore drug development and manufacturing, or increase affordability. Drugs or biologics accepted into the CNPV Pilot Program will receive a CNPV, which according to the FDA, entitles the recipient to accelerated FDA review of a marketing application or supplement for a drug or biologic that aligns with the CNPV Pilot Program's goals, along with enhanced communication through the application review process, multidisciplinary team-based evaluation and potential for accelerated approval, if the relevant requirements are met. As described by the FDA, CNPVs may not be transferred, and must be applied within two years of being issued. Further, CNPVs do not change the FDA's standards for review and approval of a Biologics License Application, NDA or supplement, as applicable. In October 2025, the FDA included daraxonrasib in its initial group of CNPV recipients.

The CNPV Pilot Program, however, is new, limited in scope, and subject to evolving guidance and available FDA resources. The FDA retains broad discretion to modify the criteria, processes, or benefits of the pilot and may rescind participation or alter timelines or the intended benefits at any time.

Similarly, in July 2026, the EMA's Committee for Medicinal Products for Human Use (CHMP) began evaluating daraxonrasib for the treatment of PDAC under a phased review process. The phased review process is intended to accelerate the assessment of a medicine by permitting the EMA to evaluate data in phases as they become available, ahead of the submission of a full marketing authorization application (MAA). Like the CNPV Pilot Program, the EMA's phased review process is a relatively new and evolving mechanism, and the EMA retains discretion over how the review is conducted and may modify, suspend or discontinue the phased review, or the initiatives under which it is offered, at any time.

Participation in the CNPV Pilot Program, the EMA's phased review process or any other new or expedited review program does not ensure that a product candidate will be accepted for filing or validation, reviewed on a shortened or accelerated timeline, or ultimately approved. These programs are subject to evolving guidance, agency resource constraints and significant regulatory discretion, and the FDA, EMA or other regulatory authorities may modify, narrow, suspend or terminate them, change their eligibility criteria or intended benefits, or rescind our participation, at any time and for any reason. Further, if we receive marketing approval on an accelerated timeline, we may be unable to market and sell an approved product candidate promptly or effectively, which could delay patient access, limit product revenues, adversely affect the commercial success of the product candidate and adversely affect our reputation. If the FDA, EMA or another regulatory authority modifies or terminates any expedited review program in which we participate, or if we are unable to comply with the requirements of any such program, our current development plans and anticipated timelines, and market expectations regarding our programs, could be adversely affected.

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

For example, in August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new manufacturer discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. HHS announced the negotiated prices for the initial ten drugs, which became effective in 2026, and the subsequent 15 drugs, which will first be effective in 2027. CMS has also published the next set of 15 drugs that will be subject to negotiation. The impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined, but could be significant.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

The U.S. presidential administration is pursuing a two-fold strategy to reduce drug costs in the U.S. See “Even if we are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies” above for more information.

Moreover, the individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure, drug price increase reporting, and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards, with the goal of imposing price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. States are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries. These types of initiatives may result in additional reductions in Medicare, Medicaid, and other healthcare funding, and may otherwise affect the prices we may obtain for any product candidate that we commercialize or the frequency with which any product candidate that we commercialize is prescribed or used.

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

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in which we may participate, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Medicaid is a joint federal and state program administered by the states for low income and disabled beneficiaries. We intend to participate in Medicaid, and if we participate, will have certain price reporting obligations under the Medicaid Drug Rebate Program, or the MDRP, as a condition of having covered outpatient drugs payable under Medicaid. The MDRP requires participating manufacturers to pay a rebate to state Medicaid programs every quarter for each unit of their covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. The rebate is based on pricing data that the manufacturer must report on a monthly and quarterly basis to the Centers for Medicare & Medicaid Services, or CMS, the federal agency that administers the MDRP and other governmental healthcare programs. These data include the average manufacturer price (AMP) for each drug and, in the case of innovator products, the best price, which in general represents the lowest price available from the manufacturer to certain entities in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. The Medicaid rebate consists of two components, the basic rebate and the additional rebate, which is due if the AMP for a drug increases faster than inflation. If we participate in Medicaid and become aware that our MDRP government price reporting submission for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we participate in Medicaid and fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP. In the event that CMS terminates our rebate agreement pursuant to which we intend to participate in the MDRP, no federal payments would be available under Medicaid for our covered outpatient drugs for which we obtain approval. If we participate in Medicaid, our failure to comply with MDRP price reporting and rebate payment obligations could negatively impact our financial results.

Federal law requires that any company that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid. If we participate in Medicaid, we will also participate in the 340B program, which is administered by the Health Resources and Services Administration (HRSA), and would require us to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs for which we obtain approval. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Participating manufacturers must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes those prices to 340B covered entities. In addition, HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B-eligible drugs. HRSA has also finalized a revised regulation implementing an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. If we participate in the 340B program, our failure to comply with 340B program requirements could negatively impact our financial results. Any additional future changes to the definition of AMP and the Medicaid rebate amount under legislation or regulation could affect our 340B ceiling price calculations and also negatively impact our financial results if we participate in the 340B program.

In order for any product candidates, if approved, to be paid for with federal funds under the Medicaid programs and purchased by certain federal agencies and grantees, we also intend to participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. As part of this program, we would be required to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price, or FCP, to four federal agencies (VA, U.S. Department of Defense, or DOD, Public Health Service, and U.S. Coast Guard). The FCP is based on the Non-Federal Average Manufacturer Price, or Non-FAMP, which we would be required to calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant civil monetary penalties for each item of false information. The FSS pricing and contracting obligations also contain extensive disclosure and certification requirements.

We also plan to participate in the Tricare Retail Pharmacy program, under which we would be required to pay quarterly rebates on utilization of innovator products for which we obtain approval that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. We would be required to list our innovator products for which we obtain approval on a Tricare Agreement in order for them to be eligible for DOD formulary inclusion. If we participate in the program and overcharge the government in connection with our FSS contract or Tricare Agreement, whether due to a misstated FCP or otherwise, we will be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges could result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Individual states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs and combination products. A number of states have either implemented or are considering implementation of drug price transparency legislation. Requirements of pharmaceutical manufacturers under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers who fail to comply with drug price transparency requirements, including the untimely, inaccurate, or incomplete reporting of drug pricing information.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. CMS, the Department of Health & Human Services Office of Inspector General, and other governmental agencies have pursued manufacturers that were alleged to have failed to report these data to the government in a timely or accurate manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. If we participate in these programs, we cannot assure you that any submissions we are required to make under the MDRP, the 340B program, the VA/FSS program, the Tricare Retail Pharmacy Program, and other governmental drug pricing programs will not be found to be incomplete or incorrect.

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

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous federal, state and foreign laws, requirements and regulations governing the collection, use, disclosure, retention and security of personal information, such as information that we may collect in connection with clinical trials in the United States and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly regulated under HIPAA, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. Additionally in the U.S., the Federal Trade Commission (FTC) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. Further, in 2024, the National Security Division of the U.S. Department of Justice (DOJ) issued a rule—referred to as the “Data Security Program” (DSP)—to implement Executive Order 14117 aimed at preventing access to “bulk U.S. sensitive personal data” and “government-related data” by “countries of concern” (including China, Russia, Iran, North Korea, Cuba, and Venezuela) and “covered persons” (as all such terms are defined in the DSP). Effective as of April 2025, and fully enforceable as of July 2025, the

DSP imposes stringent obligations on companies within its scope and prohibits or restricts “covered data transactions” that grant countries of concern or covered persons access to bulk U.S. sensitive personal data or any amount of government-related data. The DSP is new, complex and has yet to be enforced, and as such, there is a risk that our interpretation of its applicability, scope, and requirements is incorrect, incomplete, or misapplied. Compliance with the DSP may require us to invest heavily in data security and compliance measures, such as implementing and complying with the Cybersecurity and Infrastructure Security Agency’s guidelines and other burdensome recordkeeping, reporting, and auditing requirements. It may also require us to implement new processes, stop or restrict certain data transfers, alter the geographic scope of our operations, cease doing business with certain third parties or using certain tools or vendors, or change how data flows throughout our business, any of which could materially impact our business operations or hinder our ability to grow our business. Finally, non-compliance with the DSP could result in significant civil or criminal penalties, which could materially adversely affect our business, results of operations, and financial condition.

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

Third parties on which we rely, including vendors, service providers, collaborators and contractors, may also use AI Technologies in providing products or services to us, in some cases without our knowledge or control. We may have limited ability to evaluate or monitor the design, training data, performance, security or regulatory compliance of such technologies, and outputs generated through their use may be inaccurate, incomplete, biased or otherwise unreliable. Such use could also result in intellectual property infringement, cybersecurity incidents, violations of applicable laws or contractual obligations, or the unauthorized use or disclosure of confidential, proprietary or personal information. Any of these events could disrupt our operations or development activities, require costly remediation, expose us to liability or regulatory scrutiny and harm our reputation.

In particular, if the models underlying our or third party AI Technologies are incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims. We are in varying stages of development in relation to our products and internal business processes involving AI Technologies. The continuous development, maintenance and operation of our AI Technologies is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors. For instance, the models underlying AI Technologies can experience decay (also known as “model drift”) in which their performance and accuracy decreases over time without further human intervention to correct such decay.

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
•
collaborators may not properly prosecute, maintain, enforce or defend our intellectual property rights, or they may use our proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation, or other intellectual property proceedings;
•
collaborators may own or co-own intellectual property covering products that result from our collaboration with them, and in such cases, we may not have the exclusive right to develop, license or commercialize such products;
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

As a result, if we enter into additional collaboration agreements and strategic partnerships or license intellectual property, products or businesses, we may not be able to realize the benefit of such transactions, including if we are unable to successfully integrate them with our or their existing operations, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following entry into a strategic transaction or license, we will achieve the revenue, specific net income or other objectives that justify such transaction. Any delays in entering into new collaborations or strategic partnership agreements related to our current or future product candidates could delay the development and commercialization of our product candidates, which would harm our business prospects, financial condition and results of operations.

Further, where a collaborator has responsibility for, or decision-making authority over, development, regulatory, commercialization, pricing, reimbursement or launch activities in a particular territory, our ability to realize the anticipated benefits of the collaboration, including milestone and royalty payments, may depend substantially on the collaborator’s performance, and any breach, termination, competing priorities or failure to obtain regulatory approval or successfully commercialize the applicable products could disrupt our development and supply activities, reduce or delay payments or revenues and require us to assume additional activities, costs and responsibilities.

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

We face significant competition in seeking appropriate strategic partners, and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for other collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the progress of our clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry, and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Further, we may not be successful in our efforts to establish one or more strategic partnerships or other alternative arrangements for future product candidates because they may be deemed to be at too early of a stage of development for collaborative effort, and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.

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

We have participated and in the future may participate in clinical collaborations where a partner is responsible for conducting a clinical trial involving our product candidates. These collaborators may be commercial entities or investigator-sponsored or initiated studies that use our product candidates. Although we intend to design the clinical trials for our product candidates, or be involved in the design when other parties sponsor the trials, because these collaborators will have primary responsibility for the conduct of these trials, many important aspects of our clinical development for these trials, including their conduct and timing, are outside of our direct control.

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

We intend to use third-party manufacturers for long-term commercial supply. Reliance on third-party manufacturers entails risks, including those described above.

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

Our future product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP, particularly those with the specialized capabilities required to manufacture our product candidates and their key starting and intermediate materials.

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

Many foreign countries, including some European Union countries, India, Russia, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under specified circumstances to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In those countries, we may have limited remedies if patents are infringed or if we (or one of our collaborators) are compelled to grant a license (or sublicense) to a third party, which could materially diminish the value of the applicable patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ or collaborators’ patent applications and the enforcement or defense of our or our licensors’ or collaborators’ issued patents. For example, assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the Leahy-Smith Act) enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications are prosecuted and may also affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to challenge the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. The USPTO has developed regulations and procedures to govern administration of the Leahy-Smith Act. Many of the substantive changes to patent law associated with the Leahy-Smith Act, particularly the first inventor-to-file provisions, became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents. Similarly, statutory or judicial changes to the patent laws of other countries may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents.

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

•
any implementation of, or changes to, tariffs, trade barriers and other import-export regulations in the U.S. or other countries in which we, or our third-party partners, operate;
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

As of June 30, 2026, 23.4 million shares of common stock were subject to outstanding options or restricted stock units and were eligible, or expected to become eligible, for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the Securities Act). In addition, in April 2026, we issued 12,147,887 shares of our common stock in an underwritten public offering, which are freely tradable without restriction, and up to 2,515,100 shares may become issuable upon conversion of the 2033 Notes based on the initial conversion rate. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

As of the filing of this report, the last reported sales price of our common stock has exceeded $161.87 per share for at least 20 trading days within a 30-trading day period, satisfying the conditions that would permit us to redeem outstanding public and private warrants at a price of $0.01 per warrant as described in clause (A) above. As of the filing of this report, the last reported sales price of our common stock has exceeded $89.93 per share for at least 20 trading days within a 30-trading day period, satisfying the conditions that would permit us to redeem outstanding public and private warrants at a price of $0.10 per warrant as described in clause (B) above. We may elect to exercise our redemption right, as applicable, at any time that it remains available to us, in our sole discretion, subject to the notice and other procedural requirements set forth in the warrant agreement, including at a time and under circumstances that we believe are in the best interests of the Company and its stockholders, even if doing so is disadvantageous to warrant holders.

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

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations (collectively, Trade Laws) prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

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

As a public company, we are subject to Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting.

In order to provide the reports required by these rules, we must conduct reviews and testing of our internal controls. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis, and our financial statements may be materially misstated. Further, failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company, we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. In order to report our results of operations and financial statements on an accurate and timely basis, we will depend on third-party vendors to provide timely and accurate notice of their costs to us. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares and public warrants from the Nasdaq Global Select Market or other adverse consequences.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds from the Sale of Registered Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarterly period ended June 30, 2026, the following directors and officers of the Company adopted Rule 10b5-1 trading arrangements that are each intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act. The details of these arrangements are as follows:

On May 22, 2026, Mark A. Goldsmith, M.D., Ph.D., our President and Chief Executive Officer and Chair of the Board of Directors, adopted a Rule 10b5-1 trading plan. Dr. Goldsmith’s Rule 10b5-1 trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act, and provides for (i) the potential exercise and sale of up to 150,000 shares of our common stock subject to a stock option held by Dr. Goldsmith, (ii) the potential sale of up to 12,000 shares of our common stock by a trust for which Dr. Goldsmith is a trustee and (iii) the potential sale of up to 12,000 shares of our common stock by another trust for which Dr. Goldsmith is a trustee. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan and September 30, 2027.

On May 22, 2026, Jeff Cislini, Senior Vice President, General Counsel and Secretary, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act, which provides for (i) the potential exercise and sale of up to 78,966 shares of our common stock subject to stock options held by Mr. Cislini and (ii) the potential sale of shares of our common stock issued upon the settlement of 21,000 restricted stock units, less the number of shares sold to cover tax withholding obligations in connection with the vesting and settlement of such restricted stock units. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan and April 30, 2027.

On June 11, 2026, Anthony Mancini, our Chief Global Commercialization Officer, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act, which provides for (i) the potential exercise and sale of up to 24,968 shares of our common stock subject to stock options held by Mr. Mancini and (ii) the potential sale of shares of our common stock issued upon the settlement of 18,950 restricted stock units, less the number of shares sold to cover tax withholding obligations in connection with the vesting and settlement of such restricted stock units. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan and March 3, 2027.

On June 12, 2026, Steve Kelsey, M.D., FRCP, FRCPath, who served as our President, Research and Development until June 30, 2026 and currently serves as Senior Advisor to the Chief Executive Officer, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act, which provides for the potential exercise and sale of up to 92,531 shares of our common stock subject to a stock option held by Dr. Kelsey. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan and March 31, 2027.

On June 14, 2026, Alan Sandler, M.D., our Chief Development Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act. Dr. Sandler’s trading arrangement covers the sale of the number of shares of our common stock required to be sold to cover tax withholding obligations for restricted stock unit awards that vest after June 15, 2026. The aggregate number of shares to be sold pursuant to this trading arrangement is dependent on the number of restricted stock unit awards that may be granted to Dr. Sandler from time to time and the taxes on these restricted stock unit awards, and, therefore, is indeterminable at this time.

On June 15, 2026, Anthony Mancini, our Chief Global Commercialization Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act. Mr. Mancini’s trading arrangement covers the sale of the number of shares of our common stock required to be sold to cover tax withholding obligations for restricted stock unit awards that vest after June 15, 2026. The aggregate number of shares to be sold pursuant to this trading arrangement is dependent on the number of restricted stock unit awards that may be granted to Mr. Mancini from time to time and the taxes on these restricted stock unit awards, and, therefore, is indeterminable at this time.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	2/18/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	3/8/2021	3.1
4.1	Indenture, dated as of April 17, 2026, between Revolution Medicines, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	4/17/2026	4.1
4.2	First Supplemental Indenture, dated as of April 17, 2026, between Revolution Medicines, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	4/17/2026	4.2
4.3	Form of certificate representing the 0.50% Convertible Senior Notes due 2033 (included as Exhibit A to Exhibit 4.2).	8-K	4/17/2026	4.2
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 has been formatted in Inline XBRL.				X

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

Revolution Medicines, Inc.

Date: August 5, 2026	By:	/s/ Mark A. Goldsmith
Mark A. Goldsmith, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Revolution Medicines, Inc.

Date: August 5, 2026	By:	/s/ Jack Anders
Jack Anders
Chief Financial Officer (Principal Financial and Accounting Officer)