Form 10-Q
period 2026-09-30
Revolution Medicines, Inc.
filed 2026-11-04
CIK 1628171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 216,292,323 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
our ability to successfully commercialize RASONQUE® (daraxonrasib), including the level and timing of product revenue, market acceptance, pricing, reimbursement and gross-to-net deductions, and our ability to maintain adequate commercial supply;
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
•
estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital, including under our agreements with Royalty Pharma, and our ability to service and comply with the terms of our indebtedness and related obligations, including our term loan facility and convertible senior notes;
•
developments and projections relating to our competitors and our industry, including competing therapies and procedures;
•
regulatory and legal developments in the United States and foreign countries, including drug pricing initiatives and tariffs;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$615,908	$383,745
Marketable securities	3,035,477	1,641,934
Accounts receivable, net	230,724	—
Inventory	11,018	—
Prepaid expenses and other current assets	83,571	49,358
Total current assets	3,976,698	2,075,037
Property and equipment, net	34,628	33,194
Operating lease right-of-use asset	125,395	132,084
Intangible assets, net	55,474	55,800
Goodwill	14,608	14,608
Restricted cash	15,830	4,858
Long-term deposits	65,651	24,148
Other noncurrent assets	15,230	14,779
Total assets	$4,303,514	$2,354,508
Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable	$100,656	$64,616
Accrued expenses and other current liabilities	365,630	209,340
Operating lease liability, current	9,381	16,468
Total current liabilities	475,667	290,424
Deferred tax liability	—	2,353
Operating lease liability, noncurrent	141,842	142,234
Liability related to the sale of future royalties	572,311	268,446
Convertible senior notes, noncurrent	487,880	—
Warrant liability	224,311	18,546
Other noncurrent liabilities	—	1,208
Total liabilities	1,902,011	723,211
Commitments and contingencies (Note 8)
Stockholdersʼ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2026 and December 31, 2025; none issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 216,251,663 and 197,001,401 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	22	19
Additional paid-in capital	6,790,896	4,497,143
Accumulated other comprehensive income (loss)	(14,669)	3,237
Accumulated deficit	(4,374,746)	(2,869,102)
Total stockholdersʼ equity	2,401,503	1,631,297
Total liabilities and stockholdersʼ equity	$4,303,514	$2,354,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$197,559	$—	$197,559	$—
Total revenue	197,559	—	197,559	—
Costs and expenses:
Cost of sales	327	—	327	—
Research and development	417,087	262,506	1,155,976	692,389
Selling, general and administrative	153,294	52,763	364,759	128,354
Total costs and expenses	570,708	315,269	1,521,062	820,743
Loss from operations	(373,149)	(315,269)	(1,323,503)	(820,743)
Non-operating income (expense), net:
Interest income	37,779	22,083	92,866	69,402
Interest expense	(33,804)	(11,428)	(69,782)	(12,295)
Change in fair value of warrant liability	(40,702)	(592)	(207,521)	(2,731)
Other income (expense), net	66	—	(57)	(42)
Total non-operating income (expense), net	(36,661)	10,063	(184,494)	54,334
Loss before income taxes	(409,810)	(305,206)	(1,507,997)	(766,409)
Benefit from income taxes	2,353	—	2,353	—
Net loss	$(407,457)	$(305,206)	$(1,505,644)	$(766,409)
Net loss per share attributable to common stockholders, basic and diluted	$(1.90)	$(1.61)	$(7.24)	$(4.06)
Weighted-average common shares used to compute net loss per share, basic and diluted	214,946,012	189,231,562	208,040,935	188,657,560

Comprehensive loss:
Net loss	$(407,457)	$(305,206)	$(1,505,644)	$(766,409)
Other comprehensive gain (loss):
Foreign currency translation adjustments	(95)	—	(196)	—
Unrealized gain (loss) on investments, net	(8,624)	1,814	(17,710)	1,795
Comprehensive loss	$(416,176)	$(303,392)	$(1,523,550)	$(764,614)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholdersʼ
	Shares	Amount	Capital	Income/ (Loss)	Deficit	Equity
Balance at December 31, 2025	197,001,401	$19	$4,497,143	$3,237	$(2,869,102)	$1,631,297
Issuance of common stock pursuant to stock option exercises	473,472	—	12,209	—	—	12,209
Issuance of common stock related to vesting of restricted stock units	367,871	—	—	—	—	—
Issuance of common stock from at-the-market offering	2,335,397	—	226,730	—	—	226,730
Exercise of warrants	485	—	57	—	—	57
Stock-based compensation expense	—	—	87,299	—	—	87,299
Foreign currency translation adjustment	—	—	—	(8)	—	(8)
Net unrealized loss on marketable securities	—	—	—	(3,851)	—	(3,851)
Net loss	—	—	—	—	(453,816)	(453,816)
Balance at March 31, 2026	200,178,626	$19	$4,823,438	$(622)	$(3,322,918)	$1,499,917
Issuance of common stock pursuant to stock option exercises	1,309,927	1	28,843	—	—	28,844
Issuance of common stock related to vesting of restricted stock units	395,886	—	—	—	—	—
Issuance of common stock from follow-on public offering, net of offering costs of $73,645	12,147,887	1	1,651,354	—	—	1,651,355
Issuance of common stock related to employee stock purchase plan	208,030	—	8,473	—	—	8,473
Exercise of warrants	2,332	—	348	—	—	348
Stock-based compensation expense	—	—	67,000	—	—	67,000
Foreign currency translation adjustment	—	—	—	(93)	—	(93)
Net unrealized loss on marketable securities	—	—	—	(5,235)	—	(5,235)
Net loss	—	—	—	—	(644,371)	(644,371)
Balance at June 30, 2026	214,242,688	$21	$6,579,456	$(5,950)	$(3,967,289)	$2,606,238
Issuance of common stock pursuant to stock option exercises	822,397	—	19,543	—	—	19,543
Issuance of common stock related to vesting of restricted stock units	553,737	—	—	—	—	—
Issuance of common stock from at-the-market offering	615,600	1	125,834	—	—	125,835
Exercise of warrants	17,241	—	3,429	—	—	3,429
Stock-based compensation expense	—	—	62,634	—	—	62,634
Foreign currency translation adjustment	—	—	—	(95)	—	(95)
Net unrealized loss on marketable securities	—	—	—	(8,624)	—	(8,624)
Net loss	—	—	—	—	(407,457)	(407,457)
Balance at September 30, 2026	216,251,663	$22	$6,790,896	$(14,669)	$(4,374,746)	$2,401,503

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

REVOLUTION MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(1,505,644)	$(766,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	14	32
Amortization of intangible assets	326	801
Stock-based compensation expense	216,933	84,693
Depreciation and amortization	7,428	5,513
Change in fair value of warrant liability	207,521	2,731
Non-cash interest expense on liabilities related to sale of future royalties	67,829	12,294
Non-cash interest expense on convertible senior notes	1,952	—
Net amortization of premium or discount on marketable securities	(13,012)	(23,277)
Amortization of operating lease right-of-use asset	6,689	5,542
Changes in operating assets and liabilities:
Accounts receivable	(230,724)	—
Inventory	(11,018)	—
Prepaid expenses and other current assets	(34,213)	(6,290)
Accounts payable	35,693	20,036
Accrued expenses and other current liabilities	145,986	57,663
Operating lease liability	(7,479)	(1,198)
Deferred tax liability	(2,353)	—
Long-term deposits	(41,503)	(4,723)
Other prepaid and noncurrent assets	(351)	(12,718)
Other noncurrent liabilities	(1,208)	1,807
Net cash used in operating activities	(1,157,134)	(623,503)
Cash flows from investing activities
Purchases of marketable securities	(2,788,839)	(1,498,365)
Maturities of marketable securities	1,380,959	1,549,222
Sales of marketable securities	9,443	6,384
Purchases of property and equipment	(7,520)	(14,065)
Net cash provided by (used in) investing activities	(1,405,957)	43,176
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	1,651,355	—
Proceeds from the sale of future royalties, net of issuance costs	245,000	244,215
Proceeds from issuance of common stock pursuant to at-the-market offering, net of issuance costs	352,565	—
Proceeds from issuance of convertible senior notes, net	487,067	—
Proceeds from issuance of common stock under equity incentive plans	60,596	6,973
Proceeds from issuance of common stock related to employee stock purchase plan	8,473	4,644
Proceeds from exercise of warrants	2,078	4
Deferred offering costs	(908)	29
Net cash provided by financing activities	2,806,226	255,865
Net increase (decrease) in cash, cash equivalents and restricted cash	243,135	(324,462)
Cash, cash equivalents and restricted cash - beginning of period	388,603	546,762
Cash, cash equivalents and restricted cash - end of period	$631,738	$222,300
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	615,908	217,442
Restricted cash	15,830	4,858
Cash, cash equivalents and restricted cash - end of period	$631,738	$222,300
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses and other current liabilities	$2,425	$1,422
Right-of-use assets obtained in exchange for operating lease liabilities	—	22,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLUTION MEDICINES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.
Organization

Revolution Medicines, Inc. (the Company) is a global, commercial-stage oncology company dedicated to discovering, developing and delivering innovative medicines for patients with RAS-addicted cancers. The Company was founded in October 2014 and is headquartered in Redwood City, California.

Liquidity

The Company has incurred net operating losses in each year since inception. As of September 30, 2026, the Company had an accumulated deficit of $4.4 billion. Management believes that its existing cash, cash equivalents and marketable securities will enable the Company to fund its planned operations for at least 12 months following the issuance date of these unaudited condensed consolidated financial statements. Following the August 2026 launch of RASONQUE® (daraxonrasib), the Company has begun generating revenue from product sales of RASONQUE. The Company has been able to fund its operations primarily through the issuance and sale of common stock, the acquisition of EQRx, Inc. (EQRx), the sale of future royalties and the issuance of convertible senior notes. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations and raise additional capital, or to reduce discretionary spending should additional capital not become available, could have a material adverse effect on the Company’s ability to achieve its business objectives.

Public common stock offerings

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

In February 2026, the Company entered into a sales agreement with TD Cowen to sell shares of the Company’s common stock, from time to time, with aggregate gross proceeds of up to $1 billion, through an at-the-market equity offering program (the 2026 ATM, and together with the 2024 ATM, the ATM Programs). The 2026 ATM replaced the 2024 ATM and any unused balance remaining under the 2024 ATM is no longer available. During the nine months ended September 30, 2026, the Company sold an aggregate of 2,070,899 shares of common stock under the 2026 ATM, resulting in gross proceeds of $271.9 million, with net proceeds to the Company of $267.8 million after deducting commissions and expenses.

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

2.
Summary of significant accounting policies

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (GAAP) and applicable rules of the SEC regarding interim financial reporting and, in the opinion of management, include all normal and recurring adjustments which are necessary to state fairly the Company’s financial position and results of operations for the reported periods. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 25, 2026 (the 2025 Form 10-K). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. The unaudited condensed consolidated financial statements for the periods ended September 30, 2026 and September 30, 2025 include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The financial results of the Company's activities are reported in United States Dollars.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including clinical accruals, variable consideration related to product revenue, including estimates of rebates, chargebacks, discounts, returns and other sales allowances, useful lives of property and equipment and intangible assets, impairment of goodwill and intangibles, impairment of in-process research and development (IPR&D) and developed technologies, the incremental borrowing rate for determining operating lease assets and liabilities, warrant liabilities, stock-based compensation, the liability related to the sale of future royalties including the estimation of future payments and the related non-cash interest expense. Estimates are based on historical experience, complex judgments, facts and circumstances available at the time and various other assumptions that are believed to be reasonable under the circumstances but are inherently uncertain and unpredictable. Actual results could materially differ from the Company’s estimates, and there may be changes to the estimates in future periods.

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

For each of the three and nine months ended September 30, 2026, two individual customers accounted for 71% and 28% of total net product revenue. As of September 30, 2026, two customers accounted for 72% and 28% of the accounts receivable balance. The Company did not record accounts receivable or net product revenue in any period prior to the third quarter of 2026. No other individual customer accounted for more than 10.0% of net product revenue or accounts receivable in the periods presented. The Company monitors the financial condition of its customers so that it can appropriately respond to changes in their creditworthiness. As of September 30, 2026, the Company's allowance for credit losses was not material.

Product revenue, net

The Company recognizes net product revenue from RASONQUE for the treatment of adults with metastatic pancreatic adenocarcinoma (PDAC) who have received at least one prior systemic therapy or who are not candidates for multiagent systemic therapy in the United States, which it began selling in August 2026 through contractual arrangements primarily with its specialty pharmacy customers. The Company also recognizes net product revenue from the sale of RASONQUE under global named patient access in international markets, which are permitted in certain countries prior to the commercial approval of the product.

The Company recognizes net product revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods it transfers to the customer. Once a contract is determined to be within the scope of ASC 606, the Company determines the performance obligations that are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to each respective performance obligation when the performance obligation is satisfied. The Company has determined that the delivery of RASONQUE to its customers constitutes a single performance obligation. Net product revenue is recognized at the transaction price when the customer obtains control of the Company’s product, which generally occurs at a point in time upon delivery of the product to the customer.

Net product revenues from the sale of RASONQUE are recorded at the transaction price, which includes adjustments for discounts and allowances, including estimated government rebates, chargebacks, cash discounts, product returns and other deductions (gross-to-net adjustments). These adjustments represent variable consideration under ASC 606 and are estimated using the expected value method or most likely amount method and are recorded when revenue is recognized on the sale of the product. These adjustments are established by management based on available information and will be adjusted to reflect known changes in the factors that impact such allowances. Adjustments for variable consideration are determined based on contractual and statutory terms, expected payor mix, units sold and remaining in the distribution channel, actual claims and utilization data when available, and other relevant market information. Overall, these gross-to-net adjustments reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price, only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s original estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Government rebates — The Company is subject to discount and rebate obligations under U.S. government programs, including Medicare, Medicaid and Tricare. The Company estimates these rebates using the expected value method, based upon a range of possible outcomes that take into consideration the estimated payor mix.

Chargebacks — The Company is subject to contractual commitments to sell products to qualified U.S. Department of Veterans Affairs hospitals and Federal 340B Drug Discount Program (340B) entities at prices lower than the list prices charged to customers who directly purchase the product from the Company. Reserves for chargebacks consist of claims received but not yet processed and estimates of chargebacks for eligible units sold or remaining in the distribution channel for which claims have not yet been submitted.

Cash discounts, product returns and other deductions — The Company estimates cash discounts based on contractual terms and expectations regarding future customer payment patterns. The Company currently estimates the amount of its product sales that may be returned by its customers using the expected value method based on available industry data, considering the Company’s return policies and its visibility into the inventory remaining in the distribution channel. Co-pay assistance represents financial assistance to qualified patients, assisting them with prescription drug co-payments required by insurance. The accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with inventory that exists in the distribution channel at the end of each reporting period.

Cash discounts and certain chargebacks expected to be settled through customer deductions or credits are recorded as reductions of accounts receivable. Other estimated rebates, chargebacks, copay assistance and returns are recorded as accrued liabilities and are relieved when paid, credited or otherwise settled.

Cost of sales

The Company’s cost of sales includes the cost of inventory sold and intangible asset amortization expense for the Company’s RAS programs. Cost of sales may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances.

Accounts receivable, net

Accounts receivable, net consists of trade receivables which are amounts due from the Company's customers related to product sales and have standard payment terms. The Company records trade receivables net of discounts, chargebacks, and any allowances for potential credit losses. An allowance for credit losses is determined based on the financial condition and creditworthiness of customers, where the Company considers the customer’s payment history, economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivable to the amount that is expected to be collected. The allowance for credit losses was not material as of September 30, 2026.

The Company does not adjust its accounts receivable, net for the effects of a significant financing component at contract inception if it expects to collect the receivables in one year or less from the time of sale.

Inventory

The Company began capitalizing inventory for RASONQUE upon approval by the U.S. Food and Drug Administration (FDA). Prior to regulatory approval, all direct and indirect manufacturing costs for daraxonrasib were charged to research and development expense in the period incurred.

Inventory is comprised of raw materials, work-in-process and finished goods, and includes costs related to third-party contract manufacturing, packaging, freight-in and overhead. Inventory is stated at the lower of cost or net realizable value with cost based on the first-in-first-out method. Raw and intermediate materials that have an alternative future use and may be used for either research and development or commercial purposes where the intended use is not yet known are classified as inventory until the material is consumed or otherwise allocated for research and development. If the material is used or otherwise allocated for research and development, it is expensed as research and development in the period that determination is made.

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of sales. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required, which would be recorded as a cost of sales in the statements of operations. There were no expenses recorded for excess inventory or other impairments during the three and nine months ended September 30, 2026.

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

In addition to the significant expense categories included within consolidated net loss presented on the Company’s condensed consolidated statements of operations, see below for disaggregated amounts that comprise research and development expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Increase/ (decrease)	2026	2025	Increase/ (decrease)
	(in thousands)			(in thousands)
Third-party research and development expenses(a)	$255,170	$170,002	$85,168	$696,608	$446,882	$249,726
Salaries and other employee-related expenses	76,948	46,883	30,065	222,622	125,247	97,375
Stock-based compensation expense	36,817	20,339	16,478	120,766	55,844	64,922
Amortization of intangible assets	—	267	(267)	—	801	(801)
Other research and development costs	48,152	25,015	23,137	115,980	63,615	52,365
Total research and development expense	$417,087	$262,506	$154,581	$1,155,976	$692,389	$463,587

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

Recently adopted accounting pronouncements

In November 2024, the FASB issued ASU 2024-04, Debt (Topic 470), Debt with Conversion and Other Options (Subtopic 470-20), Induced Conversions of Convertible Debt Instruments. ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The guidance is effective for public business entities for fiscal years beginning after December 15, 2025. Early application is permitted. The Company adopted the standard prospectively for the year ending December 31, 2026. The guidance applies to the Company's convertible senior notes issued in April 2026. The adoption of the standard did not have a material impact on the Company's consolidated financial statements.

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value and indicates the fair value hierarchy of the valuation:

	September 30, 2026
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$378,757	$378,757	$—	$—
Commercial paper	391,406	—	391,406	—
U.S. government and agency securities	1,194,231	—	1,194,231	—
Corporate bonds	1,611,721	—	1,611,721	—
Total	$3,576,115	$378,757	$3,197,358	$—
Liabilities:
Warrant liabilities	224,311	124,686	99,625	—
Total	$224,311	$124,686	$99,625	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$369,376	$369,376	$—	$—
Commercial paper	75,080	—	75,080	—
U.S. government and agency securities	690,683	—	690,683	—
Corporate bonds	889,057	—	889,057	—
Total	$2,024,196	$369,376	$1,654,820	$—
Liabilities:
Warrant liabilities	18,546	10,376	8,170	—
Total	$18,546	$10,376	$8,170	$—

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

4.
Available-for-sale securities

The following tables summarize the amortized cost and estimated fair value of the Company’s available-for-sale marketable securities and cash equivalents and the gross unrealized gains and losses:

	September 30, 2026
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$229,851	$1	$(327)	$229,525
U.S. government and agency securities	1,200,621	2	(6,392)	1,194,231
Corporate bonds	1,619,454	8	(7,741)	1,611,721
Total marketable securities	3,049,926	11	(14,460)	3,035,477
Cash equivalents:
Money market funds	378,757	—	—	378,757
Commercial paper	161,905	1	(25)	161,881
U.S. government and agency securities	—	—	—	—
Corporate bonds	—	—	—	—
Total cash equivalents	540,662	1	(25)	540,638
Total available-for-sale securities	$3,590,588	$12	$(14,485)	$3,576,115

	December 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Marketable securities:
Commercial paper	$62,380	$16	$(3)	$62,393
U.S. government and agency securities	689,258	1,432	(7)	690,683
Corporate bonds	887,058	1,833	(33)	888,858
Total marketable securities	1,638,696	3,281	(43)	1,641,934
Cash equivalents:
Money market funds	369,376	—	—	369,376
Commercial paper	12,688	—	(1)	12,687
Corporate bonds	199	—	—	199
Total cash equivalents	382,263	—	(1)	382,262
Total available-for-sale securities	$2,020,959	$3,281	$(44)	$2,024,196

The amortized cost and estimated fair value of the Company’s available-for-sale securities by contractual maturity are summarized below as of September 30, 2026:

	September 30, 2026
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gain	loss	fair value
	(in thousands)
Mature in one year or less	$2,438,102	$10	$(5,511)	$2,432,601
Mature after one year through two years	1,152,486	2	(8,974)	1,143,514
Total available-for-sale securities	$3,590,588	$12	$(14,485)	$3,576,115

5.
Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Raw materials	$7,611	$—
Work in progress	2,343	—
Finished goods	1,064	—
Total inventory	$11,018	$—

The Company began capitalizing inventory for RASONQUE upon approval by the FDA, in August 2026. Prior to regulatory approval, all direct and indirect manufacturing costs were charged to research and development expense in the period incurred.

6.
Balance sheet components

Property and equipment, net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2026	2025
	(in thousands)
Laboratory equipment	$37,542	$30,098
Leasehold improvements	22,659	22,278
Computer equipment and software	7,274	7,322
Furniture and fixtures	1,950	1,955
Construction in progress	298	54
	69,723	61,707
Less: accumulated depreciation	(35,095)	(28,513)
Property and equipment, net	$34,628	$33,194

Depreciation expense for property and equipment amounted to $2.3 million and $2.0 million for the three months ended September 30, 2026 and 2025, respectively, and $6.6 million and $5.3 million for the nine months ended September 30, 2026 and 2025, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2026	2025
	(in thousands)
Accrued compensation	$64,212	$58,192
Accrued research and development	212,366	137,153
Accrued rebates	44,726	—
Accrued professional services	21,594	6,137
Other	22,732	7,858
Total accrued expenses and other current liabilities	$365,630	$209,340

7.
Intangible assets and goodwill

Intangible assets, net

Intangible assets, net consist of the following as of September 30, 2026:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
RAS programs	$55,800	$(326)	$55,474	16.9
Developed technology — tri-complex platform	7,480	(7,480)	—	—
Total	$63,280	$(7,806)	$55,474

In the three months ended September 30, 2026, following FDA approval of RASONQUE, the Company determined that the acquired RAS programs IPR&D was complete and no longer indefinite-lived. Accordingly, the Company reclassified $55.8 million from indefinite-lived IPR&D to finite-lived acquired intangible assets and began amortizing the asset prospectively over an estimated useful life of 17 years from the date of receipt of FDA approval. The Company did not identify quantitative or qualitative indicators of impairment prior to this reclassification. The Company recorded amortization expense of $0.3 million for the three and nine months ended September 30, 2026.

Amortization expense for the tri-complex platform was zero and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and zero and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively. The tri-complex platform was fully amortized as of December 31, 2025.

As of September 30, 2026, future amortization expense for the RAS programs is as follows:

Amount
(in thousands)
2026 (remaining three months)	$822
2027	3,282
2028	3,282
2029	3,282
2030	3,282
Thereafter	41,524
Total	$55,474

Intangible assets, net consisted of the following as of December 31, 2025:

	Gross value	Accumulated amortization	Net book value	Weighted- average remaining useful life
	(in thousands)			(in years)
In-process research and development — RAS programs	$55,800	$—	$55,800	n/a
Developed technology — tri-complex platform	7,480	(7,480)	—	—
Total	$63,280	$(7,480)	$55,800

Goodwill

The following summarizes the change in the carrying value of goodwill for the three and nine months ended September 30, 2026:

Amount
(in thousands)
Balance at December 31, 2025	$14,608
Adjustment	—
Balance at September 30, 2026	$14,608

No impairment has been recognized during the three and nine months ended September 30, 2026. Goodwill recorded is not deductible for income tax purposes.

8.
Commitments and contingencies

Leases

The Company’s operating lease arrangements primarily consist of office, laboratory, and research and development space in Redwood City, California.

For operating lease arrangements recognized under ASC 842, the Company recognizes lease cost on a straight-line basis over the lease term.

The Company has also entered into sublease arrangements for certain facilities, which are accounted for as operating leases. Sublease income is recognized on a straight-line basis over the applicable sublease terms.

Saginaw lease

The Company leases approximately 293,906 square feet across seven office, laboratory and research and development buildings on Saginaw Drive in Redwood City, California. The lease terms extend through December 31, 2035, with certain options to extend. The Company maintains letters of credit for the benefit of the landlord which are classified as restricted cash in the condensed consolidated balance sheets. Restricted cash related to letters of credit due to the landlord was $4.6 million as of September 30, 2026 and December 31, 2025.

Through September 30, 2026, the landlord had provided the Company with $20.3 million in tenant improvement allowances, which were recognized as lease incentives. The lease incentives are being amortized as an offset to rent expense over the lease term in the unaudited condensed consolidated statements of operations and comprehensive loss.

The balance sheet classification of the Company’s operating lease liabilities was as follows:

	September 30,	December 31,
	2026	2025
	(in thousands)
Operating lease liabilities:
Operating lease liability – current	$9,381	$16,468
Operating lease liability – noncurrent	141,842	142,234
Total operating lease liabilities	$151,223	$158,702

The components of lease costs for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Operating lease cost	$5,421	$5,548	$16,111	$14,633
Less: Sublease income	(1,218)	(629)	(3,587)	(2,507)
Total operating lease cost, net(1)	$4,203	$4,919	$12,524	$12,126

(1) Net lease cost does not include short-term lease and variable lease costs, which were immaterial.

As of September 30, 2026, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2026 (remaining three months)	$4,289
2027	16,490
2028	21,861
2029	22,626
2030	23,418
Thereafter	129,936
Total undiscounted lease payments	$218,620
Less: Imputed interest	(67,397)
Total operating lease liabilities	$151,223

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate. The weighted-average discount rate used to determine the operating lease liability was 7.95%. As of September 30, 2026 and December 31, 2025, the weighted-average remaining lease term was 9.3 years and 10.0 years, respectively.

Seaport leases

In August 2026, the Company entered into four separate lease agreements for the entirety of four buildings located at 1600, 1700, 1800 and 1900 Seaport Boulevard in Redwood City, California, comprising an aggregate of approximately 672,000 rentable square feet. The Company intends to use the leased premises as its new headquarters.

The leases have staggered contractual commencement dates beginning in September 2027 and extending through September 2028, with initial lease terms ending in September 2042, unless earlier terminated. The Company has options to extend the term of each lease for up to three additional five-year periods. Base rent during an extension period will be determined based on fair market rent. At full commencement of all leases, aggregate scheduled monthly base rent will begin at approximately $2.7 million and will increase by approximately 3% annually. The leases include rent abatement periods extending through January 2030, representing aggregate base rent abatement of $23.1 million. The Company will also be responsible for its proportionate share of operating expenses, insurance, taxes and certain other costs under the leases.

The landlords have agreed to provide aggregate tenant improvement allowances of $115.9 million. The Company may also elect to receive up to an aggregate of $40.3 million in additional tenant improvement allowances, which, to the extent utilized, will be amortized over the applicable initial lease terms at an annual rate of 10% and payable as additional rent. Restricted cash related to letters of credit due to the landlord was $10.8 million as of September 30, 2026

The effectiveness of the leases is subject to the landlords’ acquisition of the properties subject to the leases (the Phase II Closing). If the Phase II Closing occurs after November 24, 2026 but on or before December 31, 2026, base rent will be reduced by $0.02 per rentable square foot per month. If the Phase II Closing occurs after December 31, 2026 and the leases remain in effect, base rent will instead be reduced by an aggregate of $0.10 per rentable square foot per month. If the Phase II Closing does not occur by December 31, 2026, the Company may terminate each lease by delivering notice within five business days after December 31, 2026. Each lease will automatically terminate if the Phase II Closing has not occurred by April 29, 2027, absent a mutually agreed extension.

As of September 30, 2026 and through the issuance date of these condensed consolidated financial statements, the Phase II Closing had not occurred, and the underlying leased assets had not been made available for the Company’s use. Accordingly, the leases had not commenced under ASC 842 as of September 30, 2026, and the Company had not recognized right-of-use assets or lease liabilities related to these leases in the condensed consolidated balance sheet. The Company will recognize right-of-use assets and lease liabilities for the leases when the underlying leased assets are made available for the Company’s use.

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

In October 2026, the Company elected not to receive the Tranche 3 payment following the FDA approval of RASONQUE, which would have entitled Royalty Pharma to receive additional royalties in exchange for payments up to $250.0 million.

The Royalty Purchase Agreement provides for up to an additional $500.0 million of potential purchases of additional Royalty Payments. In each case of the following, at the Company’s election, Royalty Pharma will purchase the rights to additional Royalty Payments in exchange for (x) a payment of up to $250.0 million, if the Company meets a specified net sales milestone prior to January 1, 2029 (Tranche 4), and (y) payments of (1) up to $100.0 million, if prior to January 1, 2030, there is a positive data readout from a potential Phase 3 clinical trial for the first-line treatment of metastatic PDAC involving either an RMC-6236 Product or an RMC-9805 Product, in each case, showing that the applicable Company compound meets an agreed-upon endpoint in a statistically significant manner and the FDA accepts a New Drug Application (or a supplemental application or an amendment to an existing application) on the basis of such readout, and (2) a payment of up to the difference of (I) $250.0 million and (II) the purchase price of any Royalty Payments purchased pursuant to clause (y)(1) above, if prior to January 1, 2030, there is a positive data readout from a potential Phase 3 clinical trial for the first-line treatment of metastatic PDAC involving either an RMC-6236 Product or an RMC-9805 Product, in each case, showing that the applicable Company compound meets an agreed-upon endpoint in a statistically significant manner and the earlier of (A) the Company’s determination to proceed with the preparation and submission of an application for marketing approval to the FDA, the European Medicines Agency (EMA) or the United Kingdom Medicines and Healthcare products Regulatory Agency (MHRA) on the basis of such readout or (B) the submission of an application for marketing approval to the FDA, EMA or MHRA on the basis of such readout (Tranche 5).

If Tranches 4 and 5 are both purchased in their entirety, Royalty Pharma would be entitled to receive total Royalty Payments equal to 6.30% of annual net sales up to $2.0 billion, 3.75% of annual net sales between $2.0 billion and $4.0 billion, 2.00% of annual net sales between $4.0 billion and $8.0 billion, and no Royalty Payments on sales in excess of $8.0 billion. If the Company elects not to draw the full amount of any of the optional tranches, the associated royalty rates would be proportionately lower for each of the net sales tiers.

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

The carrying value of the liability related to the sale of future royalties approximates fair value as of September 30, 2026. The Company classifies as current accrued and unpaid Royalty Payments due within twelve months, plus any additional reduction in the remaining net carrying amount expected during that period under the effective-interest method. As of September 30, 2026, the current portion consisted solely of accrued and unpaid Royalty Payments, as no additional reduction was projected. The Company’s projections of future Royalty Payments are subject to significant estimation uncertainty and are based on various assumptions, including expected commercial launch timelines, regulatory approval probabilities, and projected net product sales over the term of the agreement. These inputs are considered to be Level 3 inputs in the fair value hierarchy, as they involve significant unobservable inputs and judgment. Changes in these assumptions could have a material impact on the effective interest rate.

The following table shows the activity of the liability related to the sale of future royalties for the nine months ended September 30, 2026:

Amount
(in thousands)
Liability related to the sale of future royalties - beginning balance	$268,446
Proceeds from the sale of future royalties	250,000
Royalty revenue payable	(8,964)
Issuance costs	(5,000)
Non-cash interest expense associated with the sale of future royalties	66,605
Amortization of issuance costs	1,224
Liability related to the sale of future royalties - ending balance	$572,311

10.
Term loan facility

In June 2025, the Company entered into a senior secured term loan agreement with Royalty Pharma Development Funding, LLC, as a lender and Wilmington Trust, National Association, as administrative agent (the Loan Agreement). The Loan Agreement provides for up to $750.0 million in term loans (the Term Loan Facility), consisting of three tranches of $250.0 million each. The first tranche of $250.0 million was received in October 2026 following FDA approval of RASONQUE. The second and third tranches are optional and may be drawn in whole or in part upon achievement of specified commercial milestones prior to January 1, 2028.

The term loans bear interest at a floating rate equal to the three-month term SOFR (subject to a SOFR floor of 3.5%) plus 5.75%, payable on a quarterly basis. The term loans are interest-only, with the outstanding principal due on October 8, 2032. The Company is required to pay an upfront fee equal to 2.0% of the applicable tranche of loans drawn on each funding date.

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

11.
Convertible senior notes

On April 17, 2026, the Company issued $500.0 million aggregate principal amount of its 0.50% Convertible Senior Notes due 2033 (the 2033 Notes). The net proceeds from the offering, after deducting the underwriting discount of 2.5% of the principal amount and estimated offering expenses, were $487.1 million.

The 2033 Notes are the Company’s senior, unsecured obligations and bear interest at a rate of 0.50% per year, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2026. The 2033 Notes will mature on May 1, 2033, unless earlier converted, redeemed, or repurchased.

Before February 1, 2033, holders may convert their 2033 Notes only upon the satisfaction of one or more of the following conditions: (i) during any calendar quarter commencing after the calendar quarter ending September 30, 2026 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five business days immediately after any ten consecutive trading day period in which the trading price per $1,000 principal amount of 2033 Notes is less than 98% of the product of the last reported sale price of the common stock and the conversion rate; (iii) upon the occurrence of certain corporate events or distributions on the Company’s common stock; or (iv) if the Company calls the 2033 Notes for redemption. At any time from and including February 1, 2033, holders may convert their 2033 Notes at their option. During the quarter ending September 30, 2026, the conditions allowing holders to convert the 2033 Notes had not been met. Accordingly, the 2033 Notes were not convertible as of September 30, 2026 at the option of the holders thereof, and the 2033 Notes are classified as a noncurrent liability as of that date.

The initial conversion rate is 5.0302 shares of the Company’s common stock per $1,000 principal amount of the 2033 Notes, representing an initial conversion price of approximately $198.80 per share. The initial conversion rate is subject to customary anti-dilution adjustments and may be increased in connection with certain make-whole fundamental change events, subject to a maximum conversion rate of 7.0422 shares per $1,000 principal amount. Upon conversion, the Company may elect to settle the conversion obligation in cash, shares of the Company’s common stock, or a combination of both.

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

The following table sets forth the carrying value of the 2033 Notes as of September 30, 2026:

Amount
(in thousands)
Principal amount	$500,000
Less: Unamortized issuance costs	(12,120)
Net carrying amount	$487,880

The following table sets forth the components of interest expense recognized on the 2033 Notes for the three and nine months ended September 30, 2026:

	Amount (in thousands)
	Three Months Ended	Nine Months Ended
Contractual interest expense	$625	$1,139
Amortization of issuance costs	447	813
Total interest expense recognized	$1,072	$1,952

As of September 30, 2026, the remaining unamortized issuance costs for the 2033 Notes were $12.1 million and will be amortized over the remaining contractual life of approximately 6.6 years.

The estimated fair value of the Company’s 2033 Notes was $648.2 million as of September 30, 2026. This estimate was determined based on prices observed in market trading and differs from its respective carrying values reported in the condensed consolidated balance sheets. The market for trading the 2033 Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs of the fair value hierarchy.

The following table sets forth future minimum payments under the 2033 Notes (in thousands):

2026 (remainder)	$1,875
2027	2,500
2028	2,500
2029	2,500
2030	2,500
Thereafter	505,833
Future minimum payments	$517,708
Less: Interest	(17,708)
2033 Notes, principal amount	$500,000
Less: Unamortized issuance costs	(12,120)
Net carrying amount	$487,880

12.
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

The Public Warrants and Private Warrants met liability classification requirements because the Warrants contain provisions whereby adjustments to the settlement amount of the Warrants are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option and the existence of the potential for net cash settlement for the Warrant holders in the event of a tender offer. In addition, the Private Warrants are potentially subject to a different settlement amount depending upon the holder of the Private Warrants, which precludes them from being considered indexed to the entity’s own stock. Therefore, the Warrants are classified as liabilities.

13.
Common stock

As of September 30, 2026 and December 31, 2025, the Company’s certificate of incorporation authorized the Company to issue 300,000,000 shares of common stock, at a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. As of September 30, 2026, no dividends had been declared.

The Company has reserved shares of common stock for future issuance as follows:

	September 30,	December 31,
	2026	2025
Outstanding options to purchase common stock	17,699,003	17,997,616
Unvested restricted stock units of common stock	4,825,674	3,892,030
Available for future issuance under the 2020 Incentive Award Plan	6,687,048	1,395,277
Available for issuance under the 2020 Employee Stock Purchase Plan	7,125,587	5,363,603
Total	36,337,312	28,648,526

14.
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

For the nine months ended September 30, 2026, there were 208,030 shares of common stock purchased under the ESPP. As of September 30, 2026, a total of 7,125,587 shares of common stock were available for future issuance under the ESPP. As of September 30, 2026, there was $11.1 million of unrecognized compensation cost related to the ESPP.

Stock options

The following summarizes option activity under both the 2020 Plan and the 2014 Plan:

	Number of Shares underlying options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2025	17,997,616	$30.45	7.28	$885,485
Options granted	2,516,261	113.60
Options exercised	(2,605,796)	23.25
Options cancelled and forfeited	(209,078)	47.81
Balance, September 30, 2026	17,699,003	$43.13	7.13	$2,869,956
Options vested and exercisable as of September 30, 2026	9,925,240	$27.51	6.02	$1,764,182

As of September 30, 2026, there was $267.8 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.86 years.

Restricted stock units

Activity under the 2020 Plan with respect to the Company’s restricted stock units (RSUs) during the nine months ended September 30, 2026 was as follows:

	Number of Shares	Weighted- average grant date fair value per share	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Balance, December 31, 2025	3,892,052	$39.16	1.50	$310,002
RSUs granted	2,395,556	121.20
RSUs vested	(1,317,494)	42.46
RSUs forfeited	(144,440)	54.94
Balance, September 30, 2026	4,825,674	$78.51	1.55	$990,518
Expected to vest as of September 30, 2026	4,825,674	$78.51	1.55	$990,518

The number of RSUs vested includes shares of common stock that the Company withheld to satisfy the minimum statutory tax withholding requirements. As of September 30, 2026, there was $336.6 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 3.25 years.

Stock-based compensation expense

Total stock-based compensation expense related to stock options, RSUs and the ESPP by function was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Research and development	$36,817	$20,339	$120,766	$55,844
Selling, general and administrative	25,332	10,440	95,682	28,849
Total	$62,149	$30,779	$216,448	$84,693

Retirement-related modification of equity awards

During the three months ended March 31, 2026, the Company modified its equity compensation program to introduce retirement benefit provisions, which allow certain awards to continue vesting after retirement and extend the post-retirement exercise period for stock options, subject to specified age and service requirements. The Company accounted for these changes as Type I (probable-to-probable) modifications under ASC 718.

The modification resulted in incremental stock-based compensation expense of approximately $44.6 million recognized during the three months ended March 31, 2026. This amount includes $12.5 million of incremental expense associated with the modification of the awards, and $32.1 million related to the accelerated recognition of previously unrecognized stock-based compensation expense.

15.
Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(407,457)	$(305,206)	$(1,505,644)	$(766,409)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	214,946,012	189,231,562	208,040,935	188,657,560
Net loss per share attributable to common stockholders, basic and diluted	$(1.90)	$(1.61)	$(7.24)	$(4.06)

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of September 30,
	2026	2025
Options to purchase common stock	17,699,003	17,645,851
Unvested restricted stock units of common stock	4,825,674	3,842,541
Expected shares to be purchased under ESPP	63,702	547,185
Common stock issuable under convertible senior notes	2,515,100	—
Warrants outstanding	2,174,247	2,194,329
Total	27,277,726	24,229,906

16.
Subsequent events

In October 2026, following FDA approval of RASONQUE, the Company drew the first tranche of $250.0 million under the Term Loan Facility, as required under the Loan Agreement. The Company paid an upfront fee of $5.0 million, equal to 2.0% of the principal amount drawn. This term loan matures on October 8, 2032, which is six years after the funding date.

In October 2026, the Company entered into a multi-part clinical trial collaboration and supply agreements with Bristol-Myers Squibb Company (BMS) pursuant to which pumitamig (BNT327), a PD-L1/VEGF bispecific antibody jointly developed by BioNTech and BMS, will be evaluated in four planned study cohorts. BMS will sponsor and lead two study cohorts: (1) RASONQUE in combination with pumitamig in patients with first-line (1L) pancreatic ductal adenocarcinoma (PDAC); and (2) RASONQUE in combination with pumitamig in patients with non-small cell lung cancer (NSCLC). The Company will sponsor and lead two additional study cohorts under this collaboration: (i) zoldonrasib in combination with pumitamig in patients with colorectal cancer (CRC); and (ii) elironrasib in combination with pumitamig in patients with NSCLC.

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

Overview

We are a global, commercial-stage oncology company dedicated to discovering, developing and commercializing novel targeted therapies for patients with RAS-addicted cancers. We possess sophisticated structure-based drug discovery capabilities built upon deep chemical biology and cancer pharmacology know-how and innovative, proprietary technologies that enable the creation of small molecules tailored to unconventional binding sites. Guided by our understanding of genetic drivers and adaptive resistance mechanisms in cancer, we deploy precision medicine approaches to inform innovative monotherapy and combination regimens. Our research and development pipeline comprises inhibitors that bind directly to RAS variants (RAS(ON) Inhibitors) that are designed to be used as monotherapy, in combination with other RAS(ON) Inhibitors and/or other therapeutic agents.

RAS(ON) Inhibitors

Our RAS(ON) Inhibitor portfolio comprises our commercial product RASONQUE® (daraxonrasib), a multi-selective inhibitor, and a deep pipeline of product candidates, including zoldonrasib (RMC-9805), our G12D-selective inhibitor, elironrasib (RMC-6291), our G12C-selective inhibitor, and RMC-5127, our G12V-selective inhibitor. We also have other preclinical-stage RAS(ON) Inhibitor clinical development opportunities, including the RAS(ON) mutant-selective inhibitors RMC-0708 (Q61H) and RMC-8839 (G13C) and additional novel targeted approaches for patients with RAS-addicted cancers.

RASONQUE

RASONQUE is the first approved medicine from a new class of RAS(ON) multi-selective and mutant-selective inhibitors. In August 2026, the FDA approved RASONQUE for the treatment of adults with metastatic pancreatic adenocarcinoma (PDAC) who have received at least one prior systemic therapy or who are not candidates for multiagent systemic therapy, and we began commercial sales in the United States in August 2026. Outside the U.S., RASONQUE is an investigational agent that has not been approved by any regulatory authority. In October 2026, the European Medicines Agency (EMA) Committee for Medicinal Products for Human Use (CHMP) adopted a positive opinion recommending marketing authorization for daraxonrasib in the European Union (EU) for adults with metastatic pancreatic adenocarcinoma who have received at least one prior systemic therapy. The CHMP opinion will now be reviewed by the European Commission, which makes decisions on marketing authorization in the EU.

RASONQUE is a multi-selective inhibitor designed as an oral, tri-complex inhibitor of multiple RAS(ON) variants containing cancer driver mutations at all three of the major RAS mutation hotspot positions, G12, G13, and Q61. RASONQUE inhibits all three major RAS isoforms, suppressing the mutant cancer driver and cooperating wild-type RAS proteins. RASONQUE received Orphan Drug Designation (ODD) from the FDA, EMA and Swissmedic for the treatment of pancreatic cancer, Breakthrough Therapy Designation (BTD) from Japan's Ministry of Health, Labour and Welfare for the treatment of unresectable PDAC, and BTDs from the FDA for the treatment of (i) patients with previously treated metastatic PDAC with KRAS G12 mutations, (ii) patients with previously untreated metastatic PDAC in combination with gemcitabine plus nab-paclitaxel and (iii) patients with non-small cell lung cancer (NSCLC) with KRAS mutations other than G12C who have received prior platinum-based chemotherapy and anti-PD-(L)1 therapy.

Product Candidates

Zoldonrasib

Zoldonrasib is designed as an oral RAS(ON) G12D-selective tri-complex inhibitor. It is designed to exhibit low nanomolar potency for suppressing RAS pathway signaling and growth of RAS G12D-bearing cancer cells and is engineered to covalently inactivate RAS G12D irreversibly. Zoldonrasib has received ODD from the FDA for the treatment of pancreatic cancer and BTD from the FDA for the treatment of adult patients with KRAS G12D-mutated locally advanced or metastatic NSCLC who have been previously treated with anti-PD-1/PD-L1 therapy and platinum-based chemotherapy.

Elironrasib

Elironrasib is designed as an oral RAS(ON) G12C-selective tri-complex inhibitor. It is designed to exhibit subnanomolar potency for suppressing RAS pathway signaling and growth of RAS G12C-bearing cancer cells and is engineered to be highly selective for RAS

G12C over wild-type RAS and other cellular targets. Elironrasib is designed to be differentiated from first-generation KRAS(OFF) G12C inhibitors, which sequester the KRAS(OFF) G12C form, by its mechanism of directly inhibiting the RAS(ON) G12C form. Elironrasib has received Breakthrough Therapy Designation from the FDA for the treatment of adult patients with KRAS G12C-mutated locally advanced or metastatic NSCLC who have received prior chemotherapy and immunotherapy but have not been previously treated with a KRAS G12C(OFF) inhibitor.

RMC-5127

RMC-5127 is designed as an oral RAS(ON) G12V-selective tri-complex inhibitor. It is designed to exhibit picomolar potency for suppressing RAS pathway signaling and growth of RAS G12V-bearing cancer cells and is engineered for selective inhibition of RAS G12V over other RAS isoforms via non-covalent binding interactions. A first-in-human dose escalation clinical trial of RMC-5127 is ongoing. We are nearing selection of a candidate recommended Phase 2 dose for RMC-5127 and currently expect to share initial clinical monotherapy data in 2027.

New Class of RAS(ON) Inhibitors

We have designed a new class of tri-complex RAS(ON) Inhibitors in order to overcome RAS-driven drug resistance and thereby extend the clinical benefit of RAS(ON) Inhibitors. We currently expect to initiate a first-in-human clinical trial evaluating RM-055, a representative from this class of RAS(ON) Inhibitors, in the fourth quarter of 2026.

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

Commercial Operations

In August 2026, the FDA approved RASONQUE for the treatment of adult patients with metastatic PDAC who have received at least one prior systemic therapy or who are not candidates for multiagent systemic therapy. RASONQUE is available through a limited distribution network of specialty pharmacies which dispense product pursuant to prescriptions and coordinate with the (ON)PathTM patient support program. Because we began selling RASONQUE in August 2026, our reported net product revenue for the third quarter of 2026 reflects both patient demand and the initial stocking of product in the distribution channel, and is not necessarily indicative of underlying patient demand or of net product revenue in future periods. We have established a commercial organization to support the launch of RASONQUE including field-based sales, market access and patient support teams. Separately, our field-based medical affairs organization engages with the medical community through scientific exchange. Our patient support program, (ON)Path, provides information and assistance to patients and healthcare providers, including help understanding insurance coverage, benefit verification, and prior authorization support.

Since launch, RASONQUE has been reimbursed by a broad range of U.S. health plans, primarily through the medical exception process, as most plans have not yet established formal coverage policies.

The National Comprehensive Cancer Network® Clinical Practice Guidelines in Oncology (NCCN Guidelines®) for U.S. clinical practice were updated to include daraxonrasib as a Category 1 Preferred subsequent-therapy option for appropriate patients with locally advanced or metastatic pancreatic cancer, or with recurrent disease following prior systemic therapy. The NCCN Guidelines® also list daraxonrasib in previously untreated metastatic disease as “Useful in Certain Circumstances,” with the applicable category linked to prescriber assessments of performance status. The NCCN Guidelines were also updated to include daraxonrasib as a Category 2A available targeted agent for patients with metastatic NSCLC harboring KRAS G12, G13 or Q61 mutations.

We rely on third parties for the manufacture of RASONQUE drug substance and drug product. We believe our inventory on hand and planned manufacturing position us to meet anticipated market demand. For more information, see “Note 5. Inventory” in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Based on encouraging early-stage clinical results, we are evaluating RASONQUE and zoldonrasib in the following global, randomized Phase 3 registrational studies in PDAC:

•
RASolute 303: comparing RASONQUE with and without chemotherapy against chemotherapy in patients with first-line (1L) metastatic PDAC. We have completed U.S. enrollment in RASolute 303 and currently expect to complete global enrollment in the first half of 2027;
•
RASolute 304: evaluating RASONQUE as an adjuvant therapy following completion of neoadjuvant and/or adjuvant chemotherapy in patients with resected PDAC;
•
RASolute 305: evaluating zoldonrasib in combination with the investigator’s choice of chemotherapies in patients with 1L metastatic PDAC in a placebo-controlled study; and
•
RASolute 309: comparing RASONQUE with zoldonrasib against chemotherapy in 1L patients with metastatic KRAS G12D PDAC.

In October 2026, at the European Society for Medical Oncology (ESMO) Congress 2026, we presented exploratory subgroup analyses from our Phase 3 RASolute 302 trial. We believe these data showed that RASONQUE consistently provided an overall survival benefit compared with chemotherapy across all evaluated RAS genotype subgroups in patients with previously treated PDAC.

In July 2026 at ESMO’s Gastrointestinal Cancers Congress, we presented data for (i) zoldonrasib in combination with chemotherapy in patients with 1L RAS G12D PDAC; and (ii) zoldonrasib in combination with RASONQUE in patients with previously treated RAS G12D PDAC. We believe these data showed that zoldonrasib in combination with chemotherapy and zoldonrasib in combination with RASONQUE were generally well tolerated and demonstrated encouraging antitumor activity that supported our initiation of RASolute 305 and RASolute 309, respectively.

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

Based on encouraging early-stage clinical results, we are evaluating RASONQUE, zoldonrasib and elironrasib in the following global, randomized Phase 3 registrational studies in NSCLC:

•
RASolve 301: comparing RASONQUE against docetaxel in patients with locally advanced or metastatic RAS mutant NSCLC who have been treated with immunotherapy and platinum-containing chemotherapy. We currently expect to complete enrollment in RASolve 301 by the end of November 2026, to enable an expected clinical readout in 2027;
•
RASolve 307: evaluating elironrasib in combination with pembrolizumab, pemetrexed and platinum-based chemotherapy in patients with 1L metastatic non-squamous RAS G12C NSCLC in a placebo-controlled study; and
•
RASolve 308: evaluating zoldonrasib in combination with pembrolizumab and platinum-based chemotherapy in patients with 1L metastatic non-squamous RAS G12D NSCLC in a placebo-controlled study.

Based on our evaluation of the treatment landscape for NSCLC, we are prioritizing a mutant-selective approach for development in
1L NSCLC. We plan to continue evaluating RASONQUE in NSCLC in combination with bispecific antibodies targeting both the PD-1/PD-L1 and VEGF axes.

In August 2026, we reported initial Phase 1 clinical data for (i) zoldonrasib in combination with pembrolizumab and chemotherapy in patients with 1L RAS G12D NSCLC and (ii) elironrasib in combination with pembrolizumab and chemotherapy in patients with 1L RAS G12C NSCLC. We believe these data showed that zoldonrasib and elironrasib were generally well tolerated and demonstrated encouraging antitumor activity that support our initiation of RASolve 308 and RASolve 307, respectively.

Colorectal Cancer

Colorectal cancers are genetically complex and heterogeneous, and patients with RAS mutant disease typically have limited targeted treatment options, particularly after progression on standard therapies. As a result, outcomes remain poor for many patients, underscoring the need for new therapeutic approaches that more effectively address the underlying drivers of the disease.

Based on encouraging early-stage clinical results, we are initiating zoldonrasib in RASonate 312, a global, randomized Phase 3 registrational trialcomparing zoldonrasib in combination with cetuximab and FOLFOX/FOLFIRI in patients with previously untreated RAS G12D colorectal cancer against standard of care. Under the companies’ existing collaboration agreement, BeOne Medicines is funding and conducting this global trial on our behalf. We currently expect to provide a clinical data update and the trial design for RASonate 312 in the first half of 2027.

Collaborations

BeOne Collaboration

In August 2026, we entered into a multi-part collaboration with BeOne Medicines I GmbH (BeOne) which included a clinical collaboration pursuant to which BeOne plans to evaluate drug combinations incorporating RASONQUE, zoldonrasib, elironrasib and/or RMC-5127 with select clinical-stage oncology assets from BeOne, including the MTA-cooperative PRMT5 inhibitor BGB-58067 and the EGFR × MET × MET trispecific antibody BG-T187.

Separately, on the same date, we entered into a regional rights agreement granting BeOne exclusive development and commercialization rights to these RAS(ON) Inhibitors in select Asian markets. We retain development and commercial rights to all of our assets outside of the licensed territory, including Japan and South Korea.

As part of this multi-part arrangement, BeOne is funding and conducting RASonate 312 using BeOne’s fully in-house development capabilities.

Synnovation Collaboration

In April 2026, we entered into a clinical collaboration with Synnovation Therapeutics, Inc. (Synnovation) pursuant to which Synnovation plans to evaluate its compound SNV1521, a PARP1-selective inhibitor, in combination with RASONQUE in patients with PDAC as part of a Synnovation-sponsored trial.

Bristol-Myers Squibb Collaboration

In February 2026, we entered into a clinical collaboration with Bristol-Myers Squibb Company (BMS) pursuant to which BMS is evaluating its compound navlimetostat, an MTA-cooperative PRMT5 inhibitor, in combination with RASONQUE in patients with PDAC as part of a BMS-sponsored trial.

Additionally, in October 2026, we entered into a multi-part clinical collaboration with BMS pursuant to which pumitamig (BNT327), a PD-L1/VEGF bispecific antibody jointly developed by BioNTech and BMS, will be evaluated in four planned study cohorts. BMS will sponsor and lead two study cohorts: (1) RASONQUE in combination with pumitamig in patients with 1L PDAC; and (2) RASONQUE in combination with pumitamig in patients with 1L NSCLC. We will sponsor and lead two additional study cohorts under this collaboration: (i) zoldonrasib in combination with pumitamig in CRC; and (ii) elironrasib in combination with pumitamig in NSCLC.

Summit Collaboration

In June 2025, we entered into a clinical collaboration with Summit Therapeutics, Inc. (Summit) pursuant to which we are evaluating, in multiple solid tumor settings, the safety and efficacy of RASONQUE, elironrasib and zoldonrasib, in combination with Summit’s ivonescimab, a PD-1/VEGF bispecific antibody, in the APEX-103 clinical trial.

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

Tango Collaboration

In November 2024, we entered into a clinical collaboration with Tango Therapeutics, Inc. (Tango) pursuant to which Tango is evaluating its compound vopimetostat (TNG462), an MTA-cooperative PRMT5 inhibitor, in combination with RASONQUE or zoldonrasib in patients with MTAP-deleted, RAS mutant PDAC or NSCLC as part of a Tango-sponsored trial.

Break Through Cancer Collaboration

In November 2024, we entered into a collaboration with Break Through Cancer. The collaboration is designed to assess biopsy samples taken from patients receiving RASONQUE in the investigational setting, with the goal of identifying biomarkers that could predict tumor response and how cancer cells adapt to the therapy. We believe this approach has the potential to provide important insights into the complex interplay of tumor biology and RASONQUE response.

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

Financial Operations Overview

Revenue

Product revenue, net

In August 2026, we began to generate revenue from sales of RASONQUE in the United States. We also recognized revenue from sales of RASONQUE in international markets, which are permitted under global named patient access in certain countries prior to the commercial approval of the product. We record product revenue net of estimated discounts and allowances, including estimated government rebates, chargebacks, cash discounts, product returns and other deductions (gross-to-net adjustments).

Cost of sales

Cost of sales includes the cost of inventory sold and intangible asset amortization expense for our RAS programs. Cost of sales may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs and manufacturing variances.

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

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel-related costs, consultants and professional services expenses, including legal, audit, accounting and human resources services, insurance, selling and commercial activities, allocated facilities and information technology costs, and other general operating expenses not otherwise classified as research and development expenses. Personnel-related costs consist of salaries, benefits and stock-based compensation. Facilities costs consist of rent, utilities and maintenance of facilities.

Interest income

Interest income primarily consists of interest earned on and accretion of our cash equivalents and marketable securities.

Interest expense

Interest expense consists of non-cash interest expense associated with the sale of future royalties and interest expense associated with the convertible senior notes.

Change in fair value of warrant liability

Change in fair value of warrant liability consists of the change in fair value of warrants assumed as part of the EQRx, Inc. acquisition.

Results of operations

Comparison of the three and nine months ended September 30, 2026 and 2025

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Increase/ (decrease)	2026	2025	Increase/ (decrease)
	(in thousands)			(in thousands)
Revenue:
Product revenue, net	$197,559	$—	$197,559	$197,559	$—	$197,559
Total revenue	197,559	—	197,559	197,559	—	197,559
Costs and expenses:
Cost of sales	327	—	327	327	—	327
Research and development	417,087	262,506	154,581	1,155,976	692,389	463,587
Selling, general and administrative	153,294	52,763	100,531	364,759	128,354	236,405
Total costs and expenses	570,708	315,269	255,439	1,521,062	820,743	700,319
Loss from operations	(373,149)	(315,269)	(57,880)	(1,323,503)	(820,743)	(502,760)
Non-operating income (expense), net:
Interest income	37,779	22,083	15,696	92,866	69,402	23,464
Interest expense	(33,804)	(11,428)	(22,376)	(69,782)	(12,295)	(57,487)
Change in fair value of warrant liability	(40,702)	(592)	(40,110)	(207,521)	(2,731)	(204,790)
Other income (expense), net	66	—	66	(57)	(42)	(15)
Total non-operating income (expense), net	(36,661)	10,063	(46,724)	(184,494)	54,334	(238,828)
Loss before income taxes	(409,810)	(305,206)	(104,604)	(1,507,997)	(766,409)	(741,588)
Benefit from income taxes	2,353	—	2,353	2,353	—	2,353
Net loss	$(407,457)	$(305,206)	$(102,251)	$(1,505,644)	$(766,409)	$(739,235)

Product revenue, net

Product revenue, net relates to sales of RASONQUE and was $197.6 million for the three and nine months ended September 30, 2026. We commenced sales of RASONQUE following FDA approval in August 2026 and did not record product revenue in any period prior to the third quarter of 2026. Our product revenue for the three and nine months ended September 30, 2026 reflects both patient demand and initial stocking of product in the distribution channel. We expect product revenue to increase in future periods given the sales of RASONQUE for the three months ended September 30, 2026 reflected a partial quarter of sales following approval.

Cost of sales

Cost of sales primarily relates to intangible asset amortization expense for our acquired RAS programs and was $0.3 million for the three and nine months ended September 30, 2026. Cost of sales for the three and nine months ended September 30, 2026 includes the sale of RASONQUE inventory that was manufactured prior to FDA approval and was previously expensed as research and development expense. As a result, this inventory had a zero-cost basis when sold and no associated manufacturing costs were recognized in cost of sales. Had the costs associated with this inventory been capitalized and recognized as cost of sales when the inventory was sold, cost of sales for the three and nine months ended September 30, 2026 would have been $1.8 million higher. We expect to continue to sell RASONQUE inventory with a zero-cost basis through the remainder of 2026 and into 2027. We expect our cost of sales to increase as a percentage of product revenue, net in future periods as we produce and sell inventory that reflects the full cost of manufacturing the product.

Research and development expenses

Our research and development efforts during the three and nine months ended September 30, 2026 and 2025 were focused on our clinical development programs and our preclinical programs. The following table sets forth the components of our research and development expenses for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Increase/ (decrease)	2026	2025	Increase/ (decrease)
	(in thousands)
Third-party research and development expenses:
Clinical development programs:
RASONQUE (daraxonrasib)	$121,334	$91,493	$29,841	$347,524	$235,875	$111,649
Zoldonrasib (RMC-9805)	78,053	30,875	47,178	195,913	78,858	117,055
Elironrasib (RMC-6291)	13,019	18,510	(5,491)	40,238	55,718	(15,480)
RMC-5127	9,817	4,449	5,368	22,127	8,274	13,853
RAS companion inhibitors	67	31	36	325	529	(204)
Preclinical programs	32,880	24,644	8,236	90,481	67,628	22,853
Total third-party research and development expenses	255,170	170,002	85,168	696,608	446,882	249,726
Salaries and other employee-related expenses	76,948	46,883	30,065	222,622	125,247	97,375
Stock-based compensation expense	36,817	20,339	16,478	120,766	55,844	64,922
Amortization of intangible assets	—	267	(267)	—	801	(801)
Other research and development costs	48,152	25,015	23,137	115,980	63,615	52,365
Total research and development expense	$417,087	$262,506	$154,581	$1,155,976	$692,389	$463,587

Research and development expenses increased by $154.6 million, or 59%, during the three months ended September 30, 2026 compared to the same period in 2025. The increase was primarily due to higher clinical trial and manufacturing expenses, including costs related to pre-launch materials that were recorded as research and development expense prior to initial regulatory approval, with a $47.2 million increase related to zoldonrasib expenses, a $29.8 million increase related to RASONQUE expenses and a $5.4 million increase in RMC-5127 expenses; a $30.1 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $23.1 million increase in other research and development expenses resulting from higher medical affairs expenses and higher rent, utilities, and information technology expenses associated with increased headcount; a $16.5 million increase in stock-based compensation expense related to increased headcount and a $8.2 million increase in preclinical research portfolio expenses; partially offset by a $5.5 million decrease in elironrasib expenses which was primarily due to lower manufacturing expense.

Research and development expenses increased by $463.6 million, or 67%, during the nine months ended September 30, 2026 compared to the same period in 2025. The increase was primarily due to higher clinical trial and manufacturing expenses, including costs related to pre-launch materials that were recorded as research and development expense prior to initial regulatory approval, with a $117.1 million increase related to zoldonrasib expenses, a $111.6 million increase related to RASONQUE expenses and a $13.9 million increase in RMC-5127 expenses; a $97.4 million increase in salaries and other employee-related expenses due to increased headcount to support our research and development programs; a $64.9 million increase in stock-based compensation expense related to increased headcount and introducing retirement benefit provisions in our equity compensation program in 2026; a $52.4 million increase in other research and development expenses resulting from higher medical affairs expenses and higher rent, utilities, and information technology expenses associated with increased headcount and a $22.9 million increase in preclinical research portfolio expenses; partially offset by a $15.5 million decrease in elironrasib expenses which was primarily due to lower manufacturing expense.

We expect our research and development expenses to increase for the foreseeable future as we continue to invest in discovering and developing product candidates and advancing product candidates into later stages of development, which may include conducting larger clinical trials. The process of conducting the necessary research and development and clinical trials to seek regulatory approval for product candidates is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or clinical trials or if and to what extent we will generate revenue from the commercialization and sale of any of our product candidates (other than RASONQUE), if approved.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $100.5 million, or 191%, during the three months ended September 30, 2026 compared to the same period in 2025. The increase was primarily due to a $41.7 million increase in commercial expenses; a $36.1 million increase in salaries and other employee-related expenses due to increased headcount; a $14.9 million increase in stock-based compensation expense related to increased headcount and a $7.8 million increase in other administrative expenses .

Selling, general and administrative expenses increased by $236.4 million, or 184%, during the nine months ended September 30, 2026 compared to the same period in 2025. The increase was primarily due to a $71.6 million increase in salaries and other employee-related expenses due to increased headcount; a $66.8 million increase in stock-based compensation expense related to increased headcount and introducing retirement benefit provisions in our equity compensation program in 2026; a $66.5 million increase in commercial expenses; a $23.4 million increase in other administrative expenses associated with increased headcount; a $4.1 million increase in facilities and other allocated expenses as a result of higher rent, utilities and information technology expenses associated with increased headcount; and a $4.0 million increase in legal fees.

We expect our selling, general and administrative expenses to increase for the foreseeable future due to anticipated increases in operating, selling and commercial activities in support of the commercialization of RASONQUE, which may result in increases in personnel-related costs associated with increased headcount, other administrative and professional services, and related overhead needed to support these efforts.

Interest income

Interest income increased by $15.7 million and $23.5 million during the three and nine months ended September 30, 2026 compared to the same periods in 2025, primarily due to a higher average balance of cash, cash equivalents and marketable securities.

Interest expense

Interest expense increased by $22.4 million and $57.5 million during the three and nine months ended September 30, 2026 compared to the same periods in 2025, due to non-cash interest expense associated with the Royalty Purchase Agreement, which was entered into in June 2025, and interest expense associated with convertible senior notes issued in April 2026.

Change in fair value of warrant liability

The fair value of our warrant liability increased by $40.7 million and $207.5 million during the three and nine months ended September 30, 2026, respectively, as a result of an increase in our share price in 2026.

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

During the nine months ended September 30, 2026, we sold an aggregate of 2,070,899 shares of common stock under the 2026 ATM, resulting in gross proceeds of $271.9 million, with net proceeds of $267.8 million after deducting commissions and expenses.

In June 2025, we entered into a revenue participation right purchase and sale agreement (the Royalty Purchase Agreement) with Royalty Pharma Investments 2019 ICAV (Royalty Pharma). Pursuant to the Royalty Purchase Agreement, in exchange for an upfront payment of $250.0 million, Royalty Pharma purchased from us the right to receive royalty payments with respect to worldwide net product sales in a calendar year (Annual Net Sales) of (a) RMC-6236 Products and (b) RMC-9805 Products, if an RMC-9805 Product is approved for the same indication or subset of the same indication for which an RMC-6236 Product is approved. In May 2026, we received a $250.0 million payment from Royalty Pharma in connection with the mandatory Tranche 2 funding trigger under the Royalty Purchase Agreement. In October 2026, we elected not to receive the Tranche 3 payment following FDA approval of RASONQUE, which would have entitled Royalty Pharma to receive additional royalties in exchange for payments of up to $250.0 million. Under the Royalty Purchase Agreement, there remains an additional $500.0 million in synthetic royalty funding that Royalty Pharma has agreed to purchase, divided into two additional tranches of up to $250.0 million. Each of these tranches is subject to the satisfaction of certain triggers, and is available at our sole election, provided the relevant trigger events have occurred.

For additional information regarding the Royalty Purchase Agreement (including information regarding the trigger events related to particular tranches and the applicable tiered revenue payments), see “Note 9. Liability related to the sale of future royalties” in the

“Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In June 2025, we entered into a loan agreement (Loan Agreement) with Wilmington Trust, National Association as administrative agent and Royalty Pharma Development Funding, LLC, as a lender. The Loan Agreement provides for a term loan facility of up to $750.0 million (Term Loan Facility), consisting of three tranches. The first tranche of $250.0 million was required to be drawn following FDA approval of RASONQUE and was received in October 2026. The second and third tranches are optional and may be drawn in whole or in part upon the satisfaction or waiver of certain terms and conditions.

For additional information regarding the Term Loan Facility (including information regarding the terms and conditions related to the three tranches of funding), see “Note 10. Term loan facility” in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In April 2026, we completed concurrent public offerings consisting of (i) 12,147,887 shares of our common stock at a public offering price of $142.00 per share and (ii) $500.0 million aggregate principal amount of 0.50% convertible senior notes due 2033 (the 2033 Notes). The offerings included the full exercise of the underwriters’ option to purchase additional shares of common stock.

We received gross proceeds of $1,725.0 million from the sale of common stock and $500.0 million from the issuance of the 2033 Notes. Net proceeds were $1,651.4 million from the equity offering and $487.1 million from the issuance of the 2033 Notes, after deducting underwriting discounts, commissions and estimated offering expenses.

The 2033 Notes are senior, unsecured obligations of the Company and bear interest at a rate of 0.50% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2026. The 2033 Notes will mature on May 1, 2033, unless earlier converted, redeemed, or repurchased. The initial conversion rate is 5.0302 shares of common stock per $1,000 principal amount of 2033 Notes, which represents an initial conversion price of approximately $198.80 per share, subject to customary adjustments. For additional information regarding the 2033 Notes, see “Note 11. Convertible senior notes” in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

To date, our operations have been financed primarily by the sale of our securities, our acquisition of EQRx in 2023, the sale of future royalties and the issuance of convertible senior notes. Following the August 2026 launch of RASONQUE, we have begun generating revenue from product sales of RASONQUE.

As of September 30, 2026, we had $3.7 billion in cash, cash equivalents and marketable securities.

As of September 30, 2026, we had an accumulated deficit of $4.4 billion. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our product candidates and our preclinical research portfolio, and to a lesser extent, selling, general and administrative and commercial expenditures. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue to advance our product candidates into later stages of development, which includes conducting larger clinical trials, and as we commercialize RASONQUE.

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
•
the timing, receipt and amount of sales of RASONQUE, sales of any future commercialized product candidates, and any profit share or royalties on our product candidates;

•
the emergence of competing cancer therapies or other adverse market developments; and
•
any plans to acquire or in-license other programs or technologies.

Following the August 2026 launch of RASONQUE, we have begun generating revenue from product sales of RASONQUE. We may require additional funds for our development efforts for our current and future programs and to prepare for their potential commercialization. Other than the Royalty Purchase Agreement and the Loan Agreement (which provide for additional funding subject to certain terms and conditions and trigger events), we do not have any committed external source of funds or other support for these activities, and we may need to finance our cash needs through additional funding under the Royalty Purchase Agreement, the Loan Agreement and/or a combination of public or private equity offerings, debt financings, other credit or loan facilities, acquisitions, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to (i) delay, limit, reduce the scope of or terminate one or more of our preclinical studies, clinical trials, or other research and development activities or eliminate one or more of our development programs altogether; or (ii) delay, limit, reduce the scope of or terminate our efforts to establish manufacturing and sales and marketing capabilities or other activities that may be necessary to commercialize RASONQUE or any future approved products, or reduce our flexibility in developing or maintaining our sales and marketing strategy.

Cash Flows

The following table summarizes our consolidated cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(1,157,134)	$(623,503)
Investing activities	(1,405,957)	43,176
Financing activities	2,806,226	255,865
Net change in cash and cash equivalents and restricted cash	$243,135	$(324,462)

Cash used in operating activities

During the nine months ended September 30, 2026, cash used in operating activities of $1.2 billion was primarily attributable to a net loss of $1.5 billion, a net change of $147.2 million in our operating assets and liabilities and $495.7 million in non-cash charges. The non-cash charges primarily consisted of a $207.5 million change in fair value of warrant liability, stock-based compensation expense of $216.9 million, non-cash interest expense on the liability related to the sale of future royalties of $67.8 million, depreciation and amortization of $7.8 million, amortization of operating lease right-of-use asset of $6.7 million, offset by net amortization of premium on marketable securities of $13.0 million.

During the nine months ended September 30, 2025, cash used in operating activities of $623.5 million was attributable to a net loss of $766.4 million, offset by a net change of $54.6 million in our operating assets and liabilities and $88.3 million in non-cash charges. The change in operating assets and liabilities was primarily due to a $57.7 million increase in accrued expenses and other current liabilities, a $20.0 million increase in accounts payable and a $1.8 million increase in noncurrent liabilities, offset by a $12.7 million increase in other noncurrent assets, a $6.3 million increase in prepaid expenses and other current assets, a $4.7 million increase in long-term deposits and a $1.2 million decrease in operating lease liability. The non-cash charges primarily consisted of stock-based compensation expense of $84.7 million, non-cash interest expense on the liability related to sale of future royalties of $12.3 million, depreciation and amortization of $6.3 million, amortization of operating lease right-of-use asset of $5.5 million, a $2.7 million change in fair value of warrant liability, offset by net amortization of premium on marketable securities of $23.3 million.

Cash provided by (used in) investing activities

During the nine months ended September 30, 2026, cash used in investing activities of $1.4 billion was comprised of purchases of marketable securities of $2.8 billion and purchases of property and equipment of $7.5 million, offset by maturities of marketable securities of $1.4 billion and sales of marketable securities of $9.4 million.

During the nine months ended September 30, 2025, cash provided by investing activities of $43.2 million was comprised of maturities of marketable securities of $1.5 billion and sale of marketable securities of $6.4 million, partially offset by purchases of marketable securities of $1.5 billion and purchases of property and equipment of $14.1 million.

Cash provided by financing activities

During the nine months ended September 30, 2026, cash provided by financing activities was comprised primarily of $1.7 billion in net proceeds from the issuance of common stock under the April 2026 follow-on offering, $487.1 million in net proceeds from the issuance of convertible senior notes, $352.6 million in net proceeds under the ATM Programs; $245.0 million in net proceeds from the sale of future royalties following receipt of Tranche 2 funding under the Royalty Purchase Agreement, $60.6 million in proceeds from the issuance of common stock upon the exercise of stock options; $8.5 million in proceeds from the issuance of common stock related to our ESPP and $2.1 million in proceeds from the exercise of warrants.

During the nine months ended September 30, 2025, cash provided by financing activities was comprised primarily of $244.2 million in proceeds from the sale of future royalties, $7.0 million in proceeds from the issuance of common stock upon the exercise of stock options and $4.6 million in proceeds from the issuance of common stock related to our ESPP.

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

In June 2025, we entered into the Royalty Purchase Agreement with Royalty Pharma. Pursuant to the Royalty Purchase Agreement, Royalty Pharma purchased from us the right to receive tiered royalty payments on worldwide net product sales of RASONQUE (together with certain potential future products having the same mechanism of action as RASONQUE, the RMC-6236 Products) and zoldonrasib (together with certain potential future products having the same mechanism of action as zoldonrasib, the RMC-9805 Products), if zoldonrasib is approved for the same indication or subset of the same indication for which RASONQUE is approved. For additional information regarding the Royalty Purchase Agreement, see “Note 9. Liability related to the sale of future royalties” in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On April 17, 2026, we issued $500.0 million aggregate principal amount of 0.50% convertible senior notes due 2033, which mature on May 1, 2033 unless earlier converted, redeemed, or repurchased. For additional information regarding the 2033 Notes, see “Note 11. Convertible senior notes” in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Indemnification Agreements

We enter into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, we indemnify, hold harmless and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to its technology. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these arrangements is not determinable. We have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these agreements is minimal.

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

We held cash, cash equivalents and marketable securities of $3.7 billion and $2.0 billion as of September 30, 2026 and December 31, 2025, respectively, which consisted of bank deposits, money market funds, U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term maturities of our cash equivalents and marketable securities, an immediate hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on the fair value of our cash equivalents and marketable securities as of September 30, 2026, given their relatively short maturities and weighted-average duration.

We are exposed to interest rate risk on floating-rate borrowings that we incur under our Term Loan Facility, which bear interest at three-month term SOFR, subject to a floor of 3.5%, plus 5.75%. A hypothetical 100 basis point increase in three-month term SOFR would increase our annual interest expense by approximately $2.5 million on $250.0 million of borrowings. Because of the SOFR floor, a decrease in SOFR below 3.5% would not reduce our interest expense.

Foreign currency risk

Our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for services with payments denominated in foreign currencies, including the Euro, British Pound, Japanese Yen, Swiss Francs and Chinese Yuan. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements, and we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our financial results.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President, Chief Executive Officer and Director and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2026. Based on the evaluation, our President, Chief Executive Officer and Director and our Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were, in design and operation, effective to the reasonable assurance level.

Changes in internal control over financial reporting

In connection with the commercial launch of RASONQUE in August 2026, we implemented new processes and internal controls over financial reporting relating to revenue recognition, including the estimation of variable consideration; order-to-cash, including customer onboarding, order processing, shipping and billing; the accumulation and review of distributor and specialty pharmacy sales and inventory data; inventory costing and valuation; and accounts receivable and credit loss estimation. Other than the foregoing, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Summary of Material Risks Associated with Our Business

The principal risks and uncertainties affecting our business include the following:

•
We are a global, commercial-stage oncology company with a limited operating and commercial history and only one product approved for commercial sale pursuant to a single approved label. We have incurred significant losses since our inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability, which, together with our limited operating history, makes it difficult to assess our future viability.
•
We only recently began generating revenue from product sales and may never be profitable.
•
We will require substantial additional financing to achieve our goals, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
•
Our business is dependent on the successful commercialization and development of RASONQUE and our other current and future product candidates. If we, alone or in collaboration with third parties, are unable to successfully advance RASONQUE and our other current or future product candidates through clinical trials, obtain marketing approval and ultimately commercialize these products or product candidates, or we experience significant delays in doing so, our business will be materially harmed.
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

Risks related to our limited operating history, financial position and need for additional capital

We are a global, commercial-stage oncology company with a limited operating and commercial history and only one product approved for commercial sale pursuant to a single approved label. We have incurred significant losses since our inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability, which, together with our limited operating history, makes it difficult to assess our future viability.

Biopharmaceutical product development and commercialization are highly speculative undertaking and involve a substantial degree of risk. We are a commercial-stage oncology company, and we have only a limited operating and commercial history upon which you can evaluate our business and prospects. We currently have only one product, RASONQUE, approved for commercial sale, have generated limited revenue from sales of RASONQUE, and have incurred losses in each year since our inception in October 2014. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry.

Since our inception, we have incurred significant net losses. Our net losses were $1.1 billion, $600.1 million and $436.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of September 30, 2026, we had an accumulated deficit of $4.4 billion. We have funded our operations to date with proceeds from the sale of common stock and preferred stock, convertible senior notes, the acquisition of EQRx and the Royalty Purchase Agreement. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and discovering development programs, securing intellectual property rights and conducting discovery, research and development activities for our programs. Although we have obtained FDA approval for RASONQUE and commercially launched it in the U.S. in August 2026, we have limited experience manufacturing a commercial-scale product, or arranging for a third party to do so on our behalf, or conducting sales and marketing activities necessary for successful product commercialization. Our other product candidates will require additional development time and resources before we will be able to apply for or receive regulatory approvals and, if approved, begin generating revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

We only recently began generating revenue from product sales and may never be profitable.

We only recently began generating revenue from product sales of RASONQUE, and our ability to grow future revenue from product sales and achieve profitability depends heavily on our, and any potential future collaborators’, success in:

•
completing clinical and preclinical development of product candidates and programs and identifying and developing new product candidates;
•
seeking and obtaining marketing approvals for our product candidates;
•
launching and commercializing RASONQUE and any other product candidates for which we obtain marketing approval by establishing a sales force, marketing, medical affairs and distribution infrastructure or, alternatively, collaborating with a commercialization partner;
•
achieving adequate coverage and reimbursement by third-party payors for RASONQUE and our product candidates;
•
establishing and maintaining supply and manufacturing relationships with third parties that can provide products and services that are adequate in both amount and quality to support clinical development and market demand for RASONQUE and our product candidates, if approved;
•
obtaining market acceptance of RASONQUE and our product candidates as viable treatment options, if approved;
•
accurately estimating the rebates, chargebacks, discounts, returns and other deductions that reduce our gross product revenue, and managing the level of those deductions;
•
maintaining adequate commercial supply of RASONQUE to meet demand while avoiding excess or obsolete inventory;

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

We anticipate incurring significant costs associated with commercializing RASONQUE and any other approved product candidate, including prior to a potential launch of any other approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory agencies to perform clinical trials or studies in addition to those that we currently anticipate. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations. In addition, our obligations under the Royalty Purchase Agreement entitle Royalty Pharma to a percentage of net sales of RASONQUE, and our Term Loan Facility requires us to pay interest at a floating rate, each of which reduces the cash we retain from product sales.

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

Building out commercial operations and additional clinical trials, preclinical studies and research and development activities will require substantial funds to complete. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $3.7 billion. In October 2026, following FDA approval of RASONQUE, we drew the first tranche of $250.0 million under the Term Loan Facility, as required by the Loan Agreement. During the nine months ended September 30, 2026, we sold an aggregate of 2,950,997 shares of common stock under the 2024 ATM and 2026 ATM resulting in net proceeds of $352.6 million. Further, additional capital may be available under the 2026 ATM and, subject to our meeting certain terms and conditions, including certain commercial milestones and other trigger events, up to an additional $500.0 million may be available under the Loan Agreement and up to an additional $500.0 million under the Royalty Purchase Agreement (see “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information). We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs and to prepare for their potential commercialization. We expect to require significant additional amounts of cash to support the continued commercialization of RASONQUE, including sales, marketing, distribution, patient support and commercial supply costs, and to launch and commercialize any of our product candidates for which we obtain marketing approval, to the extent that their launch and commercialization are not the responsibility of a collaborator. In addition, other unanticipated costs may arise. Because the design and outcome of our current, planned and potential future clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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
•
the timing, receipt and amount of sales of RASONQUE, sales of our product candidates if approved, and any profit share or royalties on, our product candidates, if approved;

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

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the 2033 Notes and the Term Loan Facility.

As of September 30, 2026, we had $500.0 million aggregate principal amount of indebtedness under the 2033 Notes and approximately $572.3 million of liabilities relating to our sale of future royalties pursuant to the Royalty Purchase Agreement. In addition, in October 2026, we borrowed $250.0 million of secured term loans under the Term Loan Facility. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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
•
exposing us to increases in interest rates, because borrowings under the Term Loan Facility bear interest at a floating rate subject to a floor, such that our interest expense may increase but will not decline below a minimum level;
•
subjecting substantially all of our assets, including our intellectual property, to a lien in favor of our lender, which could be foreclosed upon following an event of default;

•
potentially diluting the ownership interests of our existing stockholders as a result of any issuance of shares of our common stock upon conversion of the 2033 Notes; and
•
placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the 2033 Notes and the Term Loan Facility, and our cash needs may increase in the future. In addition, our Loan Agreement contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

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

Because we drew the first tranche under the Loan Agreement in October 2026, we are now subject to these covenants with respect to $250.0 million of outstanding secured indebtedness, and the collateral securing that indebtedness includes substantially all of our assets, including our intellectual property. Now that we have commenced commercial sales of RASONQUE, Royalty Pharma is entitled to receive tiered royalty payments on net sales, which reduces the cash we retain from sales of RASONQUE. In addition, the Royalty Purchase Agreement provides for an upward adjustment to the royalty rates in the years from 2030 through 2041 if annual net sales in the prior year fall below an agreed-upon threshold, which means that slower-than-expected sales growth would increase the proportion of net sales payable to Royalty Pharma.

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
•
the level of demand for RASONQUE, which may vary significantly from period to period and may not be reflected in our reported net product revenue in any given period due to changes in inventory levels in the distribution channel;
•
the amount of rebates, chargebacks, discounts, returns and other deductions that reduce our gross product revenue, and changes in our estimates of those deductions;
•
the cost basis of RASONQUE inventory sold, including the effect of selling inventory that was expensed as research and development prior to FDA approval and therefore carries no cost basis;
•
changes in interest expense, including as a result of changes in the floating rate applicable to borrowings under the Term Loan Facility and changes in our estimates of future royalty payments under the Royalty Purchase Agreement, which affect the effective interest rate used to measure that liability;
•
the timing and status of enrollment for our clinical trials;
•
the timing of regulatory approvals, if any, in the U.S. and internationally;
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
•
coverage and reimbursement policies with respect to RASONQUE and any future approved products, and potential future drugs that compete with our products;
•
the timing and costs to establish sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly with one or more collaborators;
•
expenditures that we may incur to acquire, develop or commercialize additional products and technologies;
•
the level of demand for RASONQUE and any future approved products, which may vary significantly over time;
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

Risks related to product development and regulatory process

Our business is dependent on the successful commercialization and development of RASONQUE and our other current and future product candidates. If we, alone or in collaboration with third parties, are unable to successfully commercialize RASONQUE and or other current or future product candidates through clinical trials, obtain marketing approval and ultimately commercialize these products or product candidates, or we experience significant delays in doing so, our business will be materially harmed.

Our business is dependent on the successful commercialization of RASONQUE and the successful development of our current and future product candidates. We are evaluating RASONQUE and certain of our product candidates in both exploratory and pivotal clinical trials, both as monotherapy and in combination regimens, across multiple types of cancer including RASolute 302, RASolute 303, RASolute 304, RASolute 305, RASolute 309, RASolve 301, RASolve 307 and RASolve 308. Our other programs are in various stages of clinical and preclinical development, and the development of certain programs remains subject to our continuing assessment of portfolio priorities. The success of our business, including our ability to finance our company and grow revenue from product sales, will depend heavily on the successful commercialization of RASONQUE and the successful development and eventual commercialization of our product candidates. Our current and future product candidates require preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the U.S. and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from sales of such product candidates.

Although the FDA has approved our NDA for RASONQUE, we have limited experience submitting NDAs and have only previously submitted one similar application to a comparable foreign regulatory authority, the CHMP, which began evaluating RASONQUE for the treatment of PDAC under a phased review process in July 2026 and adopted a positive opinion recommending marketing authorization for RASONQUE in the EU for adults with metastatic pancreatic adenocarcinoma who have received at least one prior systemic therapy in October 2026. An NDA or other relevant regulatory application must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe and effective for each desired indication. The NDA or other relevant application must also include significant information regarding the chemistry, manufacturing and controls (CMC) for the product. We cannot be certain that our current or future product candidates will be successful in our ongoing clinical trials or receive regulatory approval. Further, even if they are successful in clinical trials, our product candidates or any future product candidates may not receive regulatory approval. For example, we may not receive regulatory approval for RASONQUE in additional indications or lines of therapy, despite its approval for previously treated metastatic PDAC. If we do not receive regulatory approvals for current or future product candidates, our business would be materially harmed.

Even though we have obtained regulatory approval to market RASONQUE, and even if we successfully obtain regulatory approval to market any other product candidate, our revenue will depend, in part, upon the size of the markets in the territories for which we or collaborators gain regulatory approval and have commercial rights, as well as the availability of competitive products, whether there is sufficient third-party reimbursement and adoption by physicians.

We plan to seek regulatory approval to commercialize our product candidates both in the U.S. and in select foreign countries, alone or in collaboration. While the scope of regulatory approval generally is similar in other countries, in order to obtain separate regulatory approval in other countries we must comply with numerous and varying regulatory requirements of such countries. Other countries also have their own regulations governing, among other things, clinical trials and commercial sales, as well as pricing and distribution of drugs, and we may be required to expend significant resources to obtain regulatory approval and to comply with ongoing regulations in these jurisdictions.

The success of RASONQUE and our current and future product candidates will depend on several factors, including the following:

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
•
establishing and maintaining agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, including for RASONQUE;
•
entry into collaborations to further the development of our product candidates;
•
obtaining and maintaining our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•
enforcing and defending intellectual property rights and claims;
•
obtaining and maintaining regulatory exclusivity for RASONQUE and our product candidates;
•
successfully commercializing RASONQUE and launching commercial sales of our product candidates, if approved;
•
acceptance of the benefits and uses of RASONQUE and our product candidates, if approved, by patients, the medical community and third-party payors;
•
the prevalence, duration and severity of potential side effects or other safety issues experienced with RASONQUE or our product candidates prior to or following any approval;
•
effectively competing with other therapies; and
•
obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors.

If we or our collaborators are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize RASONQUE or our current or future product candidates, which would materially harm our business. If we are unable to successfully commercialize RASONQUE, or if we or our collaborators do not receive marketing approvals for our other product candidates, our business, financial condition and results of operations could be materially harmed.

Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize our product candidates on a timely basis or at all, which would have an adverse effect on our business.

In order to obtain approval from the FDA or comparable foreign authorities to market a new small molecule product, we must demonstrate proof of safety and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned INDs in the U.S. We cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA or foreign authorities will accept our proposed clinical programs or if the outcome of our preclinical studies will ultimately support further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing additional clinical trials to begin.

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

We are evaluating our product candidates, including RASONQUE and our other RAS(ON) inhibitors in trials across a range of indications and tumor types. Our plans for these and future planned registrational trials are and will be based on our observations from the results of early-stage clinical trials using the same product candidates. Based on data from early-stage clinical trials, we will select, subject to regulatory feedback, the proposed indication, dose and dose schedule, and other study design elements for our registrational studies. However, these registrational studies, if initiated, may not be successful and may not produce results that are consistent with our expectations, based on our earlier clinical observations.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on the ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may not be able to initiate or continue clinical trials for our products or product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA or other comparable regulatory authorities. We or our future collaborators may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

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
•
the availability or anticipated availability of our product candidates as approved therapies or through pre-license patient access programs, and clinicians’ and patients’ views regarding treatment sequencing or the potential advantages of receiving an approved therapy rather than participating in a clinical trial;
•
the ability to obtain and maintain patient consents for participation in our clinical trials and, where appropriate, biopsies for future patient enrichment efforts;
•
the risk that patients enrolled in clinical trials will not remain on the trial through the completion of evaluation;
•
the commercial availability of RASONQUE, which may reduce the willingness of patients and physicians to enroll in clinical trials in which the patient may receive a comparator therapy rather than RASONQUE; and
•
the ability of clinical trial investigators to enroll patients in cases of outbreak of disease, geopolitical or other conflicts or natural disasters, including as a result of the ongoing conflicts between Russia and Ukraine and in the Middle East.

In addition, our clinical trials will compete with approved therapies, including sotorasib and adagrasib, and RASONQUE itself, as well as other clinical trials for product candidates that are in the same therapeutic areas (and that seek to evaluate patients with cancer cells having the same mutations), particularly for patients having KRAS G12C, KRAS G12D or KRAS G12V mutations, as our current and potential future product candidates. See “Item 1. Business—Competition” of our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding our competitors. This competition and competition with approved therapies will reduce the number and types of patients available for clinical trials involving our product candidates, because some patients who might have opted to enroll in our trials may instead opt to pursue a treatment regimen using an approved therapy or enroll in a trial conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites. Moreover, because our current and potential future product candidates may represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our ongoing or any future clinical trials.

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

We and our collaborators are currently developing, and may in the future develop, our products or product candidates in combination with other therapies, which exposes us to additional risks.

Some of our collaborators’ development efforts involve combinations of our products or product candidates with their own product candidates and therapeutics that have been approved for marketing by the FDA or similar regulatory authority. For example, the development of our RAS(ON) inhibitors includes combinations with existing therapies, including chemotherapy agents, a PD-1/VEGF bispecific antibody, a PARP inhibitor, PRMT5 inhibitors, an anti-EGFR agent and a PD-1 inhibitor. We are also pursuing combinations of our different product candidates such as zoldonrasib in combination with RASONQUE in 1L patients with metastatic KRAS G12D PDAC. In the future our product candidates may be developed in combination with one or more additional approved therapies. Most of our current clinical collaborations relate to Phase 1 clinical trials and may not extend to, or obligate our collaborators to participate in, later-stage development, including registrational studies, regulatory approval activities or commercialization. Even if a combination demonstrates promising results in an early-stage clinical trial, we or a collaborator may determine not to proceed with a registrational study or pursue marketing approval for the combination, including due to changes in its strategic priorities, development plans, safety or tolerability results, available resources or assessment of the clinical or commercial opportunity. If a collaborator elects not to continue development of a combination that we wish to pursue, we may need to identify an alternative collaborator or assume additional development activities, costs and responsibilities, including securing access to the collaborator’s therapy. We may be unable to do so on acceptable terms or at all, which could delay, limit or prevent the further development, regulatory approval or commercialization of the applicable combination. If we determine not to continue development of a combination with a third party collaborator, we will forego any benefits that may be associated with that combination.

Even if any of our product candidates receive marketing approval or are commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the U.S. could revoke approval of the other therapy used in combination with our product candidate, or that safety, efficacy, manufacturing or supply issues could arise with these other therapies. This could result in our own products being removed from the market or being less successful commercially. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. In addition, developing combination therapies using approved therapeutics, which we are doing and may continue to do for our product candidates, may expose us to additional clinical risks, including those resulting from the requirement that we demonstrate the safety and efficacy of each active component of any combination regimen we may develop, including any incremental benefits associated with our product candidates, which may prove challenging.

We or our collaborators may also evaluate our product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the U.S. or with approved cancer therapies at an unapproved dose and/or schedule, and/or with approved cancer therapies in unapproved indications. For example, the development of our RAS(ON) inhibitors includes combinations with other product candidates in our portfolio, including other RAS(ON) inhibitors. We will not be able to market and sell any of our product candidates in combination with any such cancer therapies, or at any such dose, schedule or indication, that does not ultimately obtain marketing approval.

Because RASONQUE is approved and commercially available, physicians may prescribe RASONQUE in combination with other therapies in regimens that have not been approved and for which safety and efficacy have not been established. We are not permitted to promote RASONQUE for any such unapproved combination, and adverse events arising from such use could result in label changes, regulatory action or product liability claims, notwithstanding that the combination was not one we promoted.

In addition, we supply RASONQUE for use in trials sponsored by our collaborators. We may have limited control over the conduct of those trials, including protocol compliance, safety reporting and the accuracy of data generated, and deficiencies in a collaborator-sponsored trial involving RASONQUE could adversely affect RASONQUE's label or our regulatory standing.

If the FDA or similar regulatory authorities outside of the U.S. do not approve the other therapies we choose to evaluate in combination with any of our product candidates or revoke their approval of these other therapies, or if safety, efficacy, manufacturing or supply issues arise with these other therapies, we may be unable to obtain approval of or market such combination therapy.

We face significant competition, and if our competitors develop and market products that are more effective, safer or less expensive than our product candidates, our commercial opportunities will be negatively impacted.

The life sciences industry is highly competitive. We are currently developing therapies that will compete, if approved, with other products and therapies that currently exist or are being developed. RASONQUE currently competes with existing therapies for the treatment of metastatic pancreatic adenocarcinoma, including cytotoxic chemotherapy regimens, and may in the future compete with other targeted therapies, if those other therapies are approved. Products we may develop in the future are also likely to face competition from other products and therapies, some of which we may not currently be aware of. We have competitors both in the U.S. and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other research institutions. Many of our competitors have significantly greater financial, manufacturing, marketing, product development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining marketing approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates obsolete. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or marketing approval or discovering, developing and commercializing products in our field before we do.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe effects, are more convenient, have a broader label, are marketed more effectively, are reimbursed more favorably or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if our product candidates achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness.

Our competitors include companies with substantially greater commercial infrastructure, established relationships with prescribers, payors and specialty pharmacies, and greater experience in securing formulary access and favorable reimbursement. These advantages may allow them to compete effectively against RASONQUE even if their products are not clinically superior. In addition, RASONQUE may face competition from generic versions following the expiration or successful challenge of our patents and regulatory exclusivities. See the risk factors under “Risks related to our intellectual property.”

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

The time required to obtain approval by the FDA or similar regulatory authorities outside of the U.S. is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. To date, we have only obtained regulatory approval for one product, RASONQUE, and it is possible that none of our current or future product candidates will ever obtain regulatory approval.

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
•
the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA to the FDA or other submission or to obtain regulatory approval in the U.S., the EU or elsewhere;
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

This lengthy and uncertain approval process, as well as the unpredictability of clinical and preclinical studies, may result in our failure to obtain regulatory approval to market any of our product candidates, or delayed regulatory approval.

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
•
delays in reaching, or failing to reach, agreement on acceptable terms with prospective trial sites and prospective CROs;
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

The United Kingdom’s (UK) regulatory framework in relation to clinical trials is derived from pre-existing EU legislation (as implemented into UK law, through secondary legislation). In April 2026, the Medicines for Human Use (Clinical Trials) Amendment Regulations 2025 (the 2025 UK CTR) became applicable. The amendment has brought the UK’s regulatory framework for clinical trials into closer alignment with the EU CTR and introduced a number of changes including: (1) a combined regulatory and ethical submission process for clinical trial applications; (2) new transparency requirements for trial registration and results disclosure; and (3) updated GCP standards, which are aligned with guidelines issued by the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use (ICH). Whilst there is now closer alignment between the UK and the EU clinical trials regimes, the UK still maintains its own separate regulatory requirements, and any failure to appropriately consider and adhere to the 2025 UK CTR by us or our service providers could adversely impact any UK-based clinical development activities.

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

Interim and preliminary data from our clinical trials may differ materially from the final data. “Top-line” data may not include all data that is relevant.

From time to time, we may publicly disclose preliminary data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, including decisions to initiate pivotal clinical trials based on then-available data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, such preliminary results that we report may differ from future results of the same clinical trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, such preliminary data should be viewed with caution until the final data are available.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and the value of our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically a summary of extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business which could lead others, including regulatory authorities, to disagree with the conclusions reached based on publicly disclosed information alone, and our ability to obtain approval for, and commercialize, such product candidates may be harmed.

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

For example, the safety and tolerability data we have released from the RASONQUE, elironrasib and zoldonrasib studies included adverse events (AEs), including serious adverse events (SAEs) and AEs that led to dose interruption or reduction. The RASONQUE label includes warnings and precautions regarding dermatologic and soft tissue toxicity, stomatitis and oral disorders, diarrhea, gastrointestinal perforation, interstitial lung disease/pneumonitis, and embryo-fetal toxicity. Adverse reactions observed in clinical trials may occur at greater frequency or severity in commercial use, where patients may be less closely monitored and may have comorbidities or concomitant medications that were excluded from our clinical trials.

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

Following the approval of RASONQUE and if RASONQUE is approved for additional indications or any of our other product candidates receive marketing approvals, if we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

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
•
we may be required to conduct additional post-marketing studies or clinical trials, or to modify the design or conduct of our ongoing trials;
•
third-party payors may restrict coverage or impose utilization management requirements;
•
the product may become less competitive; and
•
our reputation may suffer.

Any of the foregoing events could prevent us from achieving or maintaining market acceptance of the particular product or product candidate, if approved. In addition, if one or more of our product or product candidates prove to be unsafe, our entire technology platform and pipeline could be affected.

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us or any of our existing or potential future collaboration partners from obtaining approvals for the commercialization of any of our product candidates.

Any of our current or future product candidates, including RASONQUE, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the U.S. and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have obtained FDA approval to market RASONQUE in the U.S., but we have not received approval to market any of our current or future product candidates from regulatory authorities in any other jurisdiction, and it is possible that none of those product candidates will ever obtain regulatory approval. We have limited experience submitting and supporting the applications necessary to gain marketing approvals for our other current and future product candidates and expect to rely on third-party CROs or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any of our product candidates may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the U.S. and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For instance, the EU pharmaceutical legislation has been undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023. The proposed changes were since discussed and negotiated by the European Parliament and the Council of the EU as part of the EU ordinary legislative process. In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the EU adopted its position. A provisional agreement on the text was reached in December 2025. Following positive votes by Member States and the European Parliament on the provisional agreement in March 2026, the Council formally adopted its position on the proposed revisions in September 2026. The proposed revisions (which would affect, among other things, the duration of regulatory data protection and market protection, including for orphan medicinal products and revising the eligibility for expedited pathways) remain subject to final approval by the European Parliament, which is currently expected by the end of 2026. The proposed changes are not expected to become fully applicable before the fourth quarter of 2028, and may, however, have a significant long-term impact on the biopharmaceutical industry.

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

Obtaining and maintaining marketing approval of our current and future product candidates in one jurisdiction does not guarantee that we or our potential future collaboration partners will be able to obtain or maintain marketing approval in any other jurisdiction, while a failure or delay in obtaining marketing approval in one jurisdiction may have a negative effect on the marketing approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that may be charged for the products is also subject to approval.

We and our potential future collaboration partners may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the U.S. have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign marketing approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we or our potential future collaboration partners fail to comply with the regulatory requirements in international markets or receive applicable marketing approvals in international markets, the target market for our product candidates will be reduced, and our ability to realize the full market potential of our product candidates will be harmed.

Adverse events in the field of oncology or the biopharmaceutical industry could damage public perception of our current or future product candidates and negatively affect our business.

The commercial success of our products will depend in part on public acceptance of the use of targeted cancer therapies. While a number of targeted cancer therapies have received regulatory approval and are being commercialized, including RASONQUE, our approach to targeting cancer cells carrying tumor causing mutations, including oncogenic RAS(ON) pathway mutations, is novel. Adverse events in clinical trials of our product candidates, or post-marketing activities, or in clinical trials of others developing similar products or that are related to approved targeted therapies, particularly those targeting oncogenic RAS pathway mutations, including sotorasib and adagrasib and the resulting publicity, as well as any other adverse events in the field of oncology that may occur in the future, could result in a decrease in demand for any product that we may develop. If public perception is influenced by claims that the use of cancer therapies is unsafe, whether related to our therapies or those of our competitors, our product candidates or products, if approved, may not be accepted by the general public or the medical community.

Future adverse events in oncology or the biopharmaceutical industry could also result in greater government regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our products. Any increased scrutiny could delay or increase the costs of obtaining marketing approval for our current or future product candidates.

We are subject to ongoing regulatory obligations and continued regulatory review with respect to RASONQUE, and any product candidates that are approved in the future will be subject to similar obligations, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Our products and any product candidates that are approved in the future remain subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, distribution, import, export, advertising, promotion, sampling, recordkeeping and other extensive and ongoing regulatory requirements. RASONQUE is approved by the FDA for the treatment of adult patients with metastatic pancreatic adenocarcinoma who have received at least one prior systemic therapy or who are not candidates for multiagent systemic therapy and any future marketing approvals that we or our potential future collaboration partners receive for any current or future product candidate may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require REMS as a condition of approval of any product candidate, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import and export and record keeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practice (cGMP) or similar foreign requirements and Good Clinical Practice (GCP) for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with any approved candidate, including adverse events of unanticipated severity or frequency, counterfeit, stolen, diverted, tampered with or otherwise unauthorized versions of our products entering the supply or distribution chain, problems with our third-party manufacturers, distributors or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

In addition, we may promote RASONQUE only for its approved indication and consistent with its approved labeling. The FDA and state authorities closely regulate promotional materials, sales representative communications, speaker programs, scientific exchange and interactions with prescribers. If the FDA determines that our promotional activities constitute off-label promotion or are false or misleading, we could be subject to untitled or warning letters, corrective advertising requirements, consent decrees, civil penalties or criminal prosecution, and off-label promotion allegations have formed the basis for substantial False Claims Act liability in our industry.

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay marketing approval of a product. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability or be able to maintain any marketing approval that we may have obtained.

The success of our current or future products will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for success.

Even with the requisite approvals from the FDA or comparable foreign regulatory authorities, the commercial success of RASONQUE and our other current or future products, whether as a single agent or in combination with other therapies, will depend in part on such product’s ability to gain and maintain sufficient market acceptance by oncologists and other physicians, patients, caregivers, treatment centers, clinical practice guideline committees, third-party payors, and others in the medical community. For example, current approved immunotherapies, and other cancer treatments like chemotherapy and radiation therapy, are well established in the medical community, and doctors may continue to rely on these therapies or adopt other emerging therapies, including other targeted therapies. The degree of market acceptance of RASONQUE and of any other product candidate, if approved for commercial sale, will depend on a number of factors, including:

•
efficacy, durability of responses, safety and tolerability, as demonstrated in clinical trials and in real-world clinical practices, and potential advantages compared to alternative treatments;

•
the scope of the approved indication and any limitations or restrictions in the product labeling, including the approved line of therapy, patient population and dosing regimen;
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
•
the adequacy of our commercial infrastructure, including the size and effectiveness of our field force and our market access and patient support capabilities;
•
the time required to obtain prior authorization and to initiate therapy, and the rate at which prescriptions written are ultimately filled;
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

The number of patients who have the cancers we are targeting, including those with the necessary mutations, may turn out to be lower than expected. The addressable patient population may be further limited by patient co-morbidities, treatment eligibility criteria, the approved product label, coverage restrictions and physician treatment practices, and regulatory authorities or third-party payors may limit use of an approved product to a population narrower than that studied in our clinical trials. Additionally, the potentially addressable patient population for our other current programs or future product candidates may be limited, if and when approved. Even if we obtain significant market share for any product candidate, if and when approved, if the potential target populations are small, we may never achieve commercial success without obtaining marketing approval for additional indications, lines of therapy, combinations or geographic markets, including to be used as first-line therapy.

Even with the commercialization of RASONQUE, if we are able to commercialize any other product candidates, such products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, as the process is time-consuming and costly, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Additionally, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the U.S., which may result in coverage and reimbursement for drug products that can differ significantly from payor to payor. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of existing laws that restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies.

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

In addition, outside the U.S., pricing and reimbursement for pharmaceutical products are subject to extensive government regulation and vary significantly by country. In many markets, national, regional, or local authorities determine or influence the price that may be charged for a product and the level of reimbursement available through public or private healthcare systems. Obtaining pricing approval and reimbursement may be a lengthy and uncertain process and may require us to demonstrate clinical benefit, comparative effectiveness, and cost-effectiveness relative to available therapies. Authorities may also restrict reimbursement to specified patient populations, lines of therapy or treatment durations, condition access on confidential discounts, outcomes-based arrangements or additional evidence generation, or reassess and reduce a product’s price or scope of reimbursement after launch. Further, external reference pricing, price disclosure requirements and the use of prices established or negotiated in one jurisdiction to set or challenge prices in another jurisdiction, including through access to confidential pricing or rebate information provided in other markets, may constrain our global pricing and launch sequencing strategies and reduce the revenues we are able to generate across multiple markets.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular products and requiring substitutions of generic products and/or biosimilars. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. We cannot be sure that coverage will be available for any of our product candidates, even if approved, and, if coverage is available, the level of reimbursement. These third-party payors are also examining the cost-effectiveness of drugs in addition to their safety and efficacy. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we or our potential third party collaborators may not be able to successfully commercialize any product candidate even if approved. Any delay or failure in obtaining or maintaining favorable pricing, coverage or reimbursement could also make our revenues more difficult to forecast, impair our ability to recover our development and commercialization investments, or cause us to delay or discontinue commercialization in one or more markets.

The U.S. presidential administration is pursuing a two-fold strategy to reduce drug costs in the U.S. These proposals are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any product candidate that we commercialize. On the one hand, the administration threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most-favored-nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers entered into confidential pricing agreements with the federal government. Subsequently, in April 2026, the U.S. presidential administration issued a proclamation imposing tariffs under Section 232 of the Trade Expansion Act of 1962 on imports of patented (brand) pharmaceutical products, including certain biologics, and their active pharmaceutical ingredients. The tariffs took effect on July 31, 2026 for a specific list of large pharmaceutical companies and on September 29, 2026 for all other importers, subject to certain exemptions. This proclamation stated that companies that have executed or are negotiating agreements with the federal government regarding most-favored-nation pricing and onshoring of production and research and development, among others, are exempted from these tariffs. On the other hand, the administration is also pursuing traditional regulatory pathways to impose drug pricing policies and, in December 2025, published two proposed rules referred to as Globe and Guard. The final Globe regulation was published in September 2026 and implements a mandatory payment model under which manufacturers of eligible drugs will be required to pay rebates to the federal government on a portion of the units reimbursed by Medicare, with the rebate amounts based on most-favored-nation pricing, although the program is currently subject to legal challenges. While the impact of the final Globe and proposed Guard regulations, if finalized, cannot yet be determined, it is likely to be significant. A rebate in the U.S. tied to drug prices outside the U.S. represents a significant departure from historical U.S. pharmaceutical pricing practices and could reduce the revenues we receive for any products that we commercialize. In addition, a voluntary payment model, referred to as Generous, seeks to impose most-favored-nation pricing in Medicaid, and multiple manufacturers have announced their participation. Even if these initiatives are modified, delayed, not finalized or successfully challenged, the uncertainty surrounding them could adversely affect our ability to forecast revenues and estimate gross-to-net deductions, obtain favorable formulary placement and negotiate contracting terms with Medicare Part D plans and other payors, determine launch timing and sequencing, and make investments in manufacturing capacity, patient support programs, and commercialization infrastructure.

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

Additionally, because we have limited resources and because of the decisions we make based on our observations from the preliminary results of earlier-stage clinical trials, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications or lines of therapy that later prove to have a greater likelihood of success or for which there is greater commercial potential. For example, we may design our clinical trials, including our pivotal clinical trials, based on our observations from earlier-stage clinical trials. In doing so, we may make decisions regarding our study design, including our selection of the inclusion and exclusion criteria and endpoints, as well as our selection of dose and dose schedule and other factors, for those trials, while other study designs and dosing regimens may have a greater likelihood of success.

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

Complementary diagnostics and companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the U.S. as medical devices and require separate regulatory approval, clearance or certification prior to commercialization. In addition, if the FDA or similar regulatory authorities outside the U.S. determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, they may not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. Companion diagnostics are developed in conjunction with clinical programs for the associated therapeutic product, and the FDA has generally required premarket approval of companion diagnostics for cancer therapies. The approval or clearance of a companion diagnostic as part of the therapeutic product’s further labeling limits the use of the therapeutic product to only those patients who express the specific characteristic, such as a biomarker, that the companion diagnostic was developed to detect.

The FDA did not require approval or clearance of a companion diagnostic in connection with the approval of RASONQUE, and RASONQUE is not limited to patients with an identified RAS mutation.

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

We may also seek breakthrough therapy designation for our product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, increased interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs and biologics designated as breakthrough therapies also receive the same benefits associated with fast track designation, including eligibility for rolling review of a submitted NDA, if the relevant criteria are met. Like fast track designation, breakthrough therapy designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. We have received multiple breakthrough therapy designations for our product candidates: RASONQUE has been granted breakthrough therapy designation in (i) patients with previously treated metastatic PDAC with KRAS G12 mutations, (ii) patients with treatment-naive metastatic PDAC in combination with gemcitabine plus nab-paclitaxel and (iii) patients with NSCLC with KRAS mutations other than G12C who have received prior platinum-based chemotherapy and anti-PD-(L)1 therapy; zoldonrasib was granted breakthrough therapy designation for the treatment of adult patients with KRAS G12D-mutated locally advanced or metastatic NSCLC who have been previously treated with anti-PD-1/PD-L1 therapy and platinum-based chemotherapy; and elironrasib was granted breakthrough therapy designation for the treatment of adult patients with KRAS G12C-mutated locally advanced or metastatic NSCLC who have received prior chemotherapy and immunotherapy but have not been previously treated with a KRAS G12C(OFF) inhibitor. The receipt of these breakthrough therapy designations (and any future designations we may receive for a product candidate) may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if a product candidate qualifies as a breakthrough therapy, the FDA may later decide that the drug no longer meets the conditions for qualification and rescind the designation.

Jurisdictions where we may seek to pursue product candidates outside of the U.S. have processes similar to the breakthrough designation and fast track processes described above, and to the extent we or our collaborators desire to enter these markets, we will face similar risks and challenges as those described in the U.S.

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

As part of our business strategy, we may seek orphan drug designation for our product candidates. Regulatory authorities in some jurisdictions, including the U.S., may designate drugs for relatively small patient populations as orphan drugs or, in the EU, orphan medicinal products. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

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

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the disease or condition for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or foreign authorities from approving another marketing application for the same drug for the same approved use or indication within such disease or condition for that time period, except in limited circumstances. The applicable period is seven years in the U.S. and ten years in the EU. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable such that market exclusivity is no longer justified.

We may be unsuccessful in obtaining orphan drug designation for our product candidates. In addition, while the FDA has granted orphan drug designation to RASONQUE for the treatment of pancreatic cancer, the corresponding marketing exclusivity for such designation (and any future designations we may receive for a product candidate) may not effectively protect the product from competition because different therapies can be approved for the same approved use or indication within the applicable disease or condition. Even after an orphan drug is approved, the FDA or comparable foreign authorities can subsequently approve the same drug for the same approved use or indication within the relevant disease or condition if the FDA or comparable foreign authorities conclude that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease or condition for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs relating to the approved use or indication of patients with the relevant rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek orphan drug designation for applicable indications for our current and any future product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations, including marketing exclusivity.

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

In October 2025, the FDA included RASONQUE in its initial group of CNPV recipients and on August 26, 2026, the FDA approved RASONQUE for the treatment of adult patients with metastatic pancreatic adenocarcinoma who have received at least one prior systemic therapy or who are not candidates for multiagent systemic therapy.

Similarly, in July 2026, the EMA's CHMP began evaluating RASONQUE for the treatment of PDAC under a phased review process. The phased review process is intended to accelerate the assessment of a medicine by permitting the EMA to evaluate data in phases as they become available, ahead of the submission of a full marketing authorization application (MAA). In October 2026, the CHMP adopted a positive opinion recommending marketing authorization for RASONQUE in the European Union (EU) for adults with metastatic pancreatic adenocarcinoma who have received at least one prior systemic therapy. Like the CNPV Pilot Program, the EMA's phased review process is a relatively new and evolving mechanism, and the EMA retains discretion over how the review is conducted and may modify, suspend or discontinue the phased review, or the initiatives under which it is offered, at any time.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of RASONQUE and any other approved products.

We face an inherent risk of product liability as a result of our launch of RASONQUE, the clinical testing of product candidates, making product candidates available through pre-license patient access programs such as compassionate use, named patient, expanded access treatment protocols or similar programs, and will face increasing risk as the number of patients treated with RASONQUE grows and if we commercialize additional products. For example, we may be sued if any of our product candidates causes or is perceived to cause injury or is found to be otherwise unsuitable during clinical testing, use through a pre-license patient access program, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of any approved products. Even successful defense would require significant financial and management resources.

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
•
the need to add warnings or precautions to the RASONQUE label or to implement a REMS or other risk mitigation measures;
•
exhaustion of available insurance and our capital resources and potential increases in our insurance premiums and/or retention amounts; and
•
our inability, or limitations on our ability, to commercialize RASONQUE or any other product.

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

In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs and reduce prescription drug spending. These initiatives may increase pricing pressure, reduce the amounts we are able to charge and receive for any products we may commercialize, limit the availability and level of reimbursement from third-party payors (including government payors), require us to provide additional discounts or rebates, and otherwise adversely affect patient access and demand.

Additionally, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

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

The U.S. presidential administration is pursuing a two-fold strategy to reduce drug costs in the U.S. See “Even with the commercialization of RASONQUE, and if we are able to commercialize any other product candidates, such products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies” above for more information.

Moreover, the individual states in the U.S. have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure, drug price increase reporting, and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards, with the goal of imposing price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. States are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries. These types of initiatives may result in additional reductions in Medicare, Medicaid, and other healthcare funding, and may otherwise affect the prices we may obtain for any product candidate that we commercialize or the frequency with which RASONQUE or any other product candidate that we commercialize is prescribed or used.

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

Medicaid is a joint federal and state program administered by the states for low income and disabled beneficiaries. We participate in Medicaid and have certain price reporting obligations under the Medicaid Drug Rebate Program, or the MDRP, as a condition of having covered outpatient drugs payable under Medicaid. The MDRP requires participating manufacturers to pay a rebate to state Medicaid programs every quarter for each unit of their covered outpatient drugs dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. The rebate is based on pricing data that the manufacturer must report on a monthly and quarterly basis to the Centers for Medicare & Medicaid Services, or CMS, the federal agency that administers the MDRP and other governmental healthcare programs. These data include the average manufacturer price (AMP) for each drug and, in the case of innovator products, the best price, which in general represents the lowest price available from the manufacturer to certain entities in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. The Medicaid rebate consists of two components, the basic rebate and the additional rebate, which is due if the AMP for a drug increases faster than inflation. If we become aware that our MDRP government price reporting submission for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP. In the event that CMS terminates our rebate agreement pursuant to which we participate in the MDRP, no federal payments would be available under Medicaid for our covered outpatient drugs for which we have obtained approval. Our failure to comply with MDRP price reporting and rebate payment obligations could negatively impact our financial results.

Federal law requires that any company that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid. We also participate in the 340B program, which is administered by the Health Resources and Services Administration (HRSA), and requires us to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs for which we have obtained approval. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula based on the AMP and rebate amount for the covered outpatient drug as calculated under the

MDRP, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Participating manufacturers must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes those prices to 340B covered entities. In addition, HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B-eligible drugs. HRSA has also finalized a revised regulation implementing an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. Our failure to comply with 340B program requirements could negatively impact our financial results. Any additional future changes to the definition of AMP and the Medicaid rebate amount under legislation or regulation could affect our 340B ceiling price calculations and also negatively impact our financial results.

In order for RASONQUE and any other product candidates, if approved, to be paid for with federal funds under the Medicaid programs and purchased by certain federal agencies and grantees, we also participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. As part of this program, we are required to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price, or FCP, to four federal agencies (VA, U.S. Department of Defense, or DOD, Public Health Service, and U.S. Coast Guard). The FCP is based on the Non-Federal Average Manufacturer Price, or Non-FAMP, which we are required to calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant civil monetary penalties for each item of false information. The FSS pricing and contracting obligations also contain extensive disclosure and certification requirements.

We also participate in the Tricare Retail Pharmacy program, under which we are required to pay quarterly rebates on utilization of innovator products for which we have obtained approval that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. We would be required to list our innovator products for which we obtain approval on a Tricare Agreement in order for them to be eligible for DOD formulary inclusion. If we overcharge the government in connection with our FSS contract or Tricare Agreement, whether due to a misstated FCP or otherwise, we will be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges could result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., the Health Insurance Portability and Accountability Act of 1996 (HIPAA) imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly regulated under HIPAA, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. Additionally in the U.S., the Federal Trade Commission (FTC) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. Further, in 2024, the National Security Division of the U.S. Department of Justice (DOJ) issued a rule—referred to as the “Data Security Program” (DSP)—to implement Executive Order 14117 aimed at preventing access to “bulk U.S. sensitive personal data” and “government-related data” by “countries of concern” (including China, Russia, Iran, North Korea, Cuba, and Venezuela) and “covered persons” (as all such terms are defined in the DSP). Effective as of April 2025, and fully enforceable as of July 2025, the DSP imposes stringent obligations on companies within its scope and prohibits or restricts “covered data transactions” that grant countries of concern or covered persons access to bulk U.S. sensitive personal data or any amount of government-related data. The DSP is new, complex and has yet to be enforced, and as such, there is a risk that our interpretation of its applicability, scope, and requirements is incorrect, incomplete, or misapplied. Compliance with the DSP may require us to invest heavily in data security and compliance measures, such as implementing and complying with the Cybersecurity and Infrastructure Security Agency’s guidelines and other burdensome recordkeeping, reporting, and auditing requirements. It may also require us to implement new processes, stop or restrict certain data transfers, alter the geographic scope of our operations, cease doing business with certain third parties or using certain tools or vendors, or change how data flows throughout our business, any of which could materially impact our business operations or hinder our ability to grow our business. Finally, non-compliance with the DSP could result in significant civil or criminal penalties, which could materially adversely affect our business, results of operations, and financial condition.

In addition, various states have implemented certain data privacy and security laws and regulations that impose restrictive requirements regulating the use and disclosure of health-related and other personal information. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the CCPA) requires certain businesses that process personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete and correct their personal information, or opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have been passed in other states, and are continuing to be proposed at the state and the federal level, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA or the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

The processing of personal data in the European Economic Area (EEA) is governed by the General Data Protection Regulation (the GDPR). The GDPR imposes stringent requirements for controllers and processors of personal data. The GDPR applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals located in the EEA, or in the context of our activities within the EEA, such as in connection with any EEA clinical trials. The GDPR imposes comprehensive data privacy compliance obligations in relation to our collection and use of personal data, including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. If we or our vendors fail to comply with the GDPR and the applicable national data protection laws of the EEA member states, or if regulators assert we have failed to comply with these laws, it may lead to regulatory enforcement actions, which can result in, among other things, monetary penalties of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the noncompliant undertaking for the preceding financial year, whichever is higher, and other administrative penalties. The GDPR also imposes strict rules on the transfer of personal data out of the EEA to the U.S. and other third countries that have not been found to provide adequate protection to such personal data, and the efficacy and longevity of current transfer mechanisms between the EEA and the U.S. remains uncertain. Case law from the Court of Justice of the European Union states that reliance on the standard contractual clauses – a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism – alone may not necessarily be sufficient in all circumstances, and that transfers must be assessed on a case-by-case basis.

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

It is possible that new laws and regulations will be adopted in the U.S. and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

Our business and operations, or those of our CROs or other third parties, may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity, which could materially affect our business, financial condition and results of operations.

We receive, generate and store significant and increasing volumes of sensitive information, such as health-related information, clinical trial data, proprietary business information, patient information collected in connection with the commercialization of RASONQUE, including through our patient support programs, sales and distribution data received from specialty pharmacies and distributors, and the personal information of our employees and contractors (collectively, Confidential Information). We face a number of risks related to protecting the information technology systems we rely on and this Confidential Information, including loss of access risk, inappropriate use or disclosure, inappropriate modification and the risk of our being unable to adequately monitor, audit and modify our controls over our Confidential Information. This risk extends to the information technology systems and information of any collaboration partners, medical institutions, clinical investigators, CROs, contract laboratories and other third parties involved in our business. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and Confidential Information.

Despite the implementation of security measures, our information technology systems, as well as those of CROs or other third parties with which we have relationships, are vulnerable to attack, interruption and damage from computer viruses and malware (e.g., ransomware), malicious code, misconfigurations, “bugs” or other vulnerabilities, unauthorized access, natural and manmade disasters, terrorism, war and telecommunication and electrical failures, malfeasance by external or internal parties, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors and human error (e.g., social engineering and phishing). Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because technologies (such as AI) that are used to obtain unauthorized access to, or to sabotage or disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. We may not be able to anticipate all types of security threats, and, even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our and our service providers’ employees who are (and may continue to be) working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. The White House, the SEC and other regulators have also increased their focus on companies’ cybersecurity vulnerabilities and risks. Further, any integration of AI in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Although we have implemented policies regarding limited permitted use of generative AI by our employees, Confidential Information could be leaked, disclosed or revealed as a result of or in connection with our employees’ use of generative AI Technologies.

We, our CROs and certain of our service providers are, from time to time, subject to cyberattacks and security incidents that threaten the confidentiality, integrity and availability of information technology systems and Confidential Information. While we have not to our knowledge experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our or our critical third parties’ operations, it could result in delays and/or material disruptions of our research and development programs, our operations and ultimately, our financial results. A disruption affecting the systems we or our third-party service providers use to process orders, manage distribution, or accumulate sales and inventory data from our customers could also prevent or delay the distribution of RASONQUE to patients, impair our ability to record and report product revenue accurately and on a timely basis, and adversely affect our internal control over financial reporting. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their information technology systems could also adversely impact our business. Further, due to the current global political uncertainty, including the conflicts involving Russia and Ukraine and in the Middle East, there is an increased likelihood that the tensions could result in cyberattacks or cybersecurity incidents that could either directly or indirectly impact our or our critical third parties’ operations. To the extent that any disruption or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of Confidential Information, the costs associated with the investigation, remediation and potential notification of the breach to counterparties and data subjects could be material, we could incur liability due to delays in the development and commercialization of our product candidates or other business activities, and we may be exposed to reputational harm, litigation (including class actions) regulatory investigations and enforcement, fines and penalties, or increased costs of compliance and system remediation.

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

Risks related to reliance on third parties

We depend, and may in the future further depend, on collaborations with other third parties for the development and commercialization of our products or product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We have entered into, and may in the future form or seek additional strategic alliances, joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our products or product candidates.

Collaborations involving our current products and future product candidates may pose the following risks to us:

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

The advancement of our product candidates and development programs and the commercialization of our current and future products will require substantial additional cash to fund expenses. For some of our programs, we may decide to collaborate with additional pharmaceutical and biotechnology companies with respect to development and potential commercialization. Any of these relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

We face significant competition in seeking appropriate strategic partners, and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for other collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the progress of our clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the U.S., the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry, and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Further, we may not be successful in our efforts to establish one or more strategic partnerships or other alternative arrangements for future product candidates because they may be deemed to be at too early of a stage of development for collaborative effort, and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.

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

If conflicts arise between our corporate or academic collaborators or strategic partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Our current or future collaborators or strategic partners may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in the withdrawal of partner support for RASONQUE and our product candidates. Our current or future collaborators or strategic partners may preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely, or fail to devote sufficient resources to the development and commercialization of products. Any of these developments could harm our product development efforts and, with respect to collaborations involving RASONQUE, could adversely affect our commercialization of RASONQUE, including by disrupting the supply of RASONQUE we provide for use in collaborator-sponsored trials or by generating safety or other data that affects the RASONQUE label.

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

We, our collaborators and the other third parties involved in our clinical trials are required to comply with regulations and requirements, including GCP, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the competent authorities of the EU member states and comparable foreign regulatory authorities for any drugs in clinical development. The FDA and comparable foreign regulatory authorities enforce GCP requirements through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we, our collaborators or other third parties fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications or before approving any supplemental application seeking to expand the labeled indications for RASONQUE. Upon inspection, the FDA or comparable foreign authorities may determine that any of our current or future clinical trials do not comply with GCP. In addition, our clinical trials must be conducted with product candidates produced under cGMP regulations and similar regulatory requirements outside the U.S. Our failure or the failure of third parties to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process and could also subject us to enforcement action. We also are required to register certain ongoing clinical trials and provide certain information, including information relating to the trial’s protocol, on a U.S. government-sponsored database, ClinicalTrials.gov, within specific timeframes. Similar disclosure requirements may exist in foreign jurisdictions. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

We have participated and in the future may participate in clinical collaborations where a partner is responsible for conducting a clinical trial involving our product candidates. These collaborators may be commercial entities or investigator-sponsored or initiated studies that use our product candidates. Although we intend to design the clinical trials for our product candidates, or be involved in the design when other parties sponsor the trials, because these collaborators will have primary responsibility for the conduct of these trials, many important aspects of our clinical development for these trials, including their conduct and timing, are outside of our direct control. Because RASONQUE is approved and we supply it for use in certain collaborator-sponsored and investigator-sponsored trials, deficiencies in the conduct of those trials, including failures of protocol compliance, pharmacovigilance or adverse event reporting, could affect the RASONQUE label or our regulatory standing, notwithstanding that we did not sponsor the trial.

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

If any of our relationships with our CROs or other third parties involved in our clinical trials terminate, we may not be able to enter into arrangements with alternative CROs or other third parties on commercially reasonable terms, or at all. If CROs or other third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain are compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such CROs or other third parties are associated with may be extended, delayed or terminated, and we may not be able to obtain marketing approval for or successfully commercialize our product candidates or obtain approval of additional indications, lines of therapy or combination regimens for RASONQUE.

We rely on third parties to manufacture our products and product candidates and are subject to a multitude of manufacturing risks, any of which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities for the production of RASONQUE or preclinical, clinical or commercial supplies of the product candidates that we are developing or evaluating in our development programs. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities to manufacture any of our products and product candidates on a preclinical, clinical or commercial scale. We rely on third parties to manufacture our products and product candidates, including our preclinical and clinical drug supplies (including key starting and intermediate materials), and our strategy is to outsource all manufacturing of our product candidates and products to third parties.

We depend on third parties to manufacture commercial supply of RASONQUE and clinical supply of our product candidates, and we must have RASONQUE and our product candidates manufactured in potentially large quantities in order to meet commercial demand and to conduct clinical trials. Our third-party manufacturers may be unable to successfully increase the manufacturing capacity for commercial supply of RASONQUE or for any of our clinical drug supplies (including key starting and intermediate materials) in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities and at any other time. For example, ongoing data on the stability of RASONQUE or our product candidates may shorten the expiry of RASONQUE or our product candidates and lead to clinical trial material supply shortages, and potentially interruptions in the availability of RASONQUE to patients or clinical trial delays. Further, the current U.S. presidential administration has announced significant tariffs on imports from other countries on a wide range of goods. Any such tariffs that apply to drug supplies that we or our third-party suppliers import would result in our clinical trials being more costly to run than anticipated, would increase our cost of sales for RASONQUE and reduce our gross margin, and could have a substantial impact on our financial projections as well as timelines and plans for our clinical trials and commercialization efforts. If these third-party manufacturers are unable to successfully scale up the manufacture of RASONQUE or our product candidates in sufficient quality and quantity, we may be unable to meet demand for RASONQUE, which would reduce our product revenue, damage our relationships with prescribers, patients and payors, and harm our reputation, and the development, testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of that product candidate may be delayed or not obtained.

Some of our third-party suppliers are currently our sole source of drug supplies and, as a result, an issue with one of these suppliers may impact our development or commercial plans. Qualifying an alternative supplier would require technology transfer, comparability testing and, in most cases, submission of a manufacturing supplement to the FDA, which could take a substantial period of time during which our commercial supply of RASONQUE could be interrupted. Our use of new third-party manufacturers or suppliers increases the risk of delays in production or insufficient supplies of our product candidates (and the key starting and intermediate materials for such product candidates) as we transfer our manufacturing technology to these manufacturers or suppliers and as they gain experience manufacturing or producing our product candidates (and the key starting and intermediate materials for these product candidates).

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

We rely on third-party manufacturers for commercial supply of RASONQUE and intend to continue to do so for long-term commercial supply. Our commercial supply agreement obligates us to issue binding forecasts, and our forecasts of demand for RASONQUE are subject to significant uncertainty. If we overestimate demand, we may incur excess or obsolete inventory charges; if we underestimate demand, we may be unable to supply RASONQUE to patients.

Third-party manufacturers may not be able to comply with cGMP requirements or similar regulatory requirements outside the U.S. The facilities used to manufacture RASONQUE are subject to inspection by the FDA or similar regulatory authorities outside of the U.S., and an adverse inspection outcome, including issuance of a Form 483 observation or warning letter, could result in an interruption of commercial supply, a recall, or restrictions on our ability to market RASONQUE. Our failure, or the failure of our third-party manufacturers, to comply with applicable requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and/or criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

Our products and current or future product candidates may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP, particularly those with the specialized capabilities required to manufacture our product candidates and their key starting and intermediate materials. Our third-party manufacturers may give priority to other customers, including customers that are larger than we are or with whom they have longer-standing relationships, or to their own products. Because we must maintain continuous commercial supply of RASONQUE while also supplying material for our ongoing and planned clinical trials, competition for limited manufacturing capacity may require us to allocate available supply among competing needs, and a loss or reduction of contracted capacity could interrupt the availability of RASONQUE to patients, delay our clinical trials, or both.

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

We currently do business with companies in China, including some that have been referenced in earlier versions of the BIOSECURE Act and related policy discussions, and certain counterparties could be impacted by these legislative actions or regulatory lists. Changes in laws, regulations, or executive orders — or the issuance of lists identifying covered entities — could materially affect our collaborations, supply chains, research partnerships, manufacturing relationships, and access to certain services or technologies. If any entity involved in the manufacture or supply of RASONQUE were designated as a biotechnology company of concern, we could be required to qualify alternative suppliers, which could interrupt our commercial supply of RASONQUE.

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

Our current and anticipated future dependence upon others for the manufacture of our products and product candidates (or the key starting and intermediate materials for such product candidates) may adversely affect our future profit margins and our ability to supply RASONQUE to patients and our ability to develop product candidates and commercialize any products that receive marketing approval on a timely and competitive basis.

Our relationships with customers and third-party payors in the U.S. and elsewhere are subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of RASONQUE and any other product candidates for which we obtain marketing approval. In addition, before any product candidate is approved, healthcare providers, patients, patient advocacy organizations, payors, government authorities and other third parties may seek access to our product candidates through one or more pre-license patient access programs. Our arrangements with third-party payors and customers, and our operation or support of any such pre-license patient access programs, expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act (FCA), which may constrain the business or financial arrangements and relationships through which we sell, market and distribute RASONQUE and any other products for which we obtain marketing approval. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

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
•
the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;
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
•
the Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, and its implementing regulations, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (defined to include physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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

Pre-license patient access programs, including compassionate use, named patient programs and expanded access treatment protocols, may also be subject to complex and evolving requirements in the U.S. and foreign jurisdictions. These requirements may include rules governing eligibility criteria, physician requests, informed consent, institutional review board or ethics committee review, regulatory authorization or notification, pharmacovigilance and adverse event reporting, import/export, product quality, charging or cost recovery, data privacy, transparency and interactions with healthcare professionals, patients and patient advocacy organizations. If we establish, support or make product candidates available through any such programs, we may incur substantial costs and operational burdens, and we may be subject to heightened scrutiny by regulators, healthcare professionals, patient groups, investors and the public regarding the design, scope, timing, consistency and fairness of those programs. Any actual or perceived failure to comply with applicable requirements or to administer such programs appropriately could result in regulatory enforcement, civil or criminal penalties, negative publicity, reputational harm, disruption to our clinical development or commercialization plans, or other adverse effects on our business.

In connection with the commercialization of RASONQUE, we operate or support patient assistance and support programs, including our (ON)Path patient support program, that provide benefits verification, prior authorization support, copay assistance for commercially insured patients, free product for eligible uninsured or underinsured patients, nursing and adherence support, and reimbursement support services, certain of which are administered by third-party vendors. These programs are subject to the federal Anti-Kickback Statute, the federal civil monetary penalty provisions described above, the False Claims Act and analogous state laws, and the Office of Inspector General has issued guidance addressing the circumstances under which manufacturer-sponsored patient assistance, copay support, reimbursement support and contributions to independent charitable foundations may implicate these laws. If any of these programs were found to provide remuneration that induces the purchase or prescription of RASONQUE, to be used to steer patients toward RASONQUE, or to result in the submission of claims to federal healthcare programs that are tainted by unlawful remuneration, we could be subject to substantial civil and criminal penalties, treble damages under the False Claims Act, exclusion from federal healthcare programs and a corporate integrity agreement. In addition, we have limited ability to control the conduct of the third-party vendors that administer certain of these programs, and their non-compliance could expose us to liability. If RASONQUE is approved in jurisdictions outside of the U.S. and we operate or support similar patient assistance and support programs in those jurisdictions, we will face similar risks under applicable foreign anti-kickback, anti-bribery, healthcare fraud and abuse, pricing and reimbursement, and other laws and regulations, which vary by jurisdiction and may be subject to differing interpretations. Our failure, or the failure of the third-party vendors that administer these programs on our behalf, to comply with these laws could result in significant penalties, sanctions and reputational harm.

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

If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from participation in federal and state funded healthcare programs, contractual damages and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could harm our ability to operate our business and our financial results. Further, if the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. In addition, the approval and commercialization of any of our product candidates outside the U.S. will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

Our success depends in significant part on our ability and the ability of our collaborators to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our product candidates and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. If we and our collaborators are unable to obtain and maintain sufficient intellectual property protection for our product candidates or the product candidates that we may identify, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize product candidates similar or identical to ours, and our ability (and the ability of our collaborators) to successfully commercialize our product candidates may be impaired. We own issued patents directed to the composition of matter of daraxonrasib, the active ingredient in RASONQUE, as well as additional patents and patent applications directed to methods of use, formulations and manufacturing processes. Our patent coverage with respect to our other clinical programs and our preclinical programs span composition of matter, methods of use, formulations and/or manufacturing processes. We can provide no assurance that any of our current or future patent applications will result in issued patents, that any issued patents will be of sufficient scope to exclude competitors, or that any issued patents will provide us with any competitive advantage. Failure to obtain such issued patents could negatively impact our and our collaborators’ ability to develop or commercialize any of our product candidates or technology.

We seek to protect our proprietary positions by, among other things, filing patent applications in the U.S. and abroad related to our current product candidates and the product candidates that we may identify. Obtaining, maintaining, defending and enforcing pharmaceutical patents is costly, time consuming and complex, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we have failed or will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing, prosecution and maintenance of patent applications, or to maintain the rights to patents licensed to or from third parties.

Although we enter into confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until approximately 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

The patent position of pharmaceutical companies generally is highly uncertain, involves complex legal, technological and factual questions and has, in recent years, been the subject of much debate and litigation throughout the world. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S., or vice versa. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. The subject matter claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Therefore, our pending and future patent applications may not result in patents being issued in relevant jurisdictions that protect our product candidates, in whole or in part, or which effectively prevent others from commercializing competitive product candidates, and, even if our patent applications issue as patents in relevant jurisdictions, they may not issue in a form that will provide us with any meaningful protection for our product candidates or technology, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Additionally, our competitors may be able to circumvent our patents by developing similar or alternative product candidates or technologies in a non-infringing manner.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the U.S. and abroad. We may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office (the USPTO) or applicable foreign offices or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others, or other proceedings in the USPTO or applicable foreign offices that challenge priority of invention or other features of patentability. An adverse determination in any such submission, proceeding or litigation could result in loss of exclusivity or freedom to operate, patent claims being narrowed, invalidated or held unenforceable, in whole or in part, or limits on the scope or duration of the patent protection of our product candidates, all of which could limit our ability to stop others from using or commercializing similar or identical product candidates or technology to compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications were threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates, or could negatively impact our ability to raise funds necessary to continue our research programs or clinical trials. Such proceedings could also result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

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

In addition, some of the intellectual property rights we have in-licensed, including certain rights licensed in the agreements described above, may have been generated through the use of U.S. government funding. If any of the research resulting in certain of our owned and/or in-licensed patent rights and technology were funded in part by the U.S. federal or state governments, the government would have certain rights, including march-in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention for noncommercial purposes. These rights may permit the government to disclose our confidential information to third parties or allow third parties to use our licensed technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, a failure to comply with specific administrative requirements and deadlines under the Bayh-Dole Act can result in government taking title to the invention. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the U.S. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

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

We cannot guarantee that any of our or our licensors’ patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending patent application in the U.S. and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. For example, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. Patent applications in the U.S. and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with the earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our product candidates could have been filed by third parties without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or the use of our product candidates. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. We may incorrectly determine that our product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidates.

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

Patent terms may be inadequate to protect our competitive position on RASONQUE and our product candidates for an adequate amount of time.

Patents have a limited lifespan. If all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering RASONQUE and our current and future product candidates are obtained, once the patent life has expired for a product or product candidate, we may be open to competition from competitive medications, including generic medications and biosimilars. The latest of our patents and patent applications (if granted) covering RASONQUE are currently expected to expire in 2045. Following the expiration of those patents and of our regulatory exclusivities, generic manufacturers may seek and obtain approval to market generic versions of RASONQUE, which we expect would result in a substantial and rapid decline in our RASONQUE revenue. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours for a meaningful amount of time, or at all.

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

In addition, there are detailed rules and requirements regarding the patents that may be submitted to the FDA or comparable foreign regulatory authority for listing in the Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book) or foreign equivalent. We have two patents listed in the Orange Book with respect to RASONQUE. We may be unable to obtain additional patents covering RASONQUE, or patents covering our product candidates, that contain one or more claims that satisfy the requirements for listing in the Orange Book or foreign equivalent. Even if we submit a patent for listing in the Orange Book or foreign equivalent, the FDA or relevant foreign regulatory authority may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If a patent covering RASONQUE is not listed in the Orange Book, a manufacturer of generic drugs would not have to provide advance notice to us of any abbreviated new drug application (ANDA) filed with the FDA to obtain permission to sell a generic version of RASONQUE, and we would lose the benefit of the automatic stay of FDA approval that may apply when we timely initiate patent litigation in response to such notice. An ANDA applicant may certify that one or more of our listed patents is invalid, unenforceable or not infringed, which would require us to decide whether to initiate patent litigation within a statutory period. Such litigation is expensive, time-consuming and uncertain, and an adverse outcome could permit generic entry before the expiration of our patents and cause our RASONQUE revenue to decline substantially.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, maintaining, defending and enforcing patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws and enforcement practices of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. The ongoing conflict between Russia and Ukraine may also make it difficult or impossible to continue to prosecute patent applications or maintain patents in those countries or other affected territories. For example, in March 2022, a decree was adopted by the Russian government allowing Russian companies and individuals to exploit inventions owned by patentees from the U.S. without consent or compensation. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may export otherwise infringing products to territories where we have patent protection, but enforcement rights are not as strong as those in the U.S. These products may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Obtaining and enforcing patents in the pharmaceutical industry is inherently uncertain, due in part to ongoing changes in the patent laws. For example, in the U.S., depending on decisions by Congress, the federal courts and the USPTO, the laws and regulations governing patents, and interpretation thereof, could change in ways that could weaken our and our licensors’ or collaborators’ ability to obtain new patents or to enforce existing or future patents, or that affect the term of our or our licensors’ or collaborators’ patents. For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Therefore, there is increased uncertainty with regard to our and our licensors’ or collaborators’ ability to obtain patents in the future, as well as uncertainty with respect to the value of patents once obtained.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ or collaborators’ patent applications and the enforcement or defense of our or our licensors’ or collaborators’ issued patents. For example, assuming that other requirements for patentability are met, prior to March 2013, in the U.S., the first to invent the claimed invention was entitled to the patent, while outside the U.S., the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the Leahy-Smith Act) enacted in September 2011, the U.S. transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications are prosecuted and may also affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to challenge the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. The USPTO has developed regulations and procedures to govern administration of the Leahy-Smith Act. Many of the substantive changes to patent law associated with the Leahy-Smith Act, particularly the first inventor-to-file provisions, became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents. Similarly, statutory or judicial changes to the patent laws of other countries may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents.

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

If we were to initiate legal proceedings against a third party to enforce a patent directed to our product candidates, or one of our future product candidates, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or insufficient written description. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before the USPTO or an equivalent foreign body, even outside the context of litigation. Potential proceedings include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our technology or any product candidates that we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on the applicable product candidates or technology covered by the patent rendered invalid or unenforceable.

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

We rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information (including unpatented know-how associated with Warp Drive Bio, Inc.) and to maintain our competitive position. This information includes manufacturing processes and analytical methods for RASONQUE, and commercial information such as our pricing, contracting and market access strategies. Trade secrets and know-how can be difficult to protect. We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. We cannot guarantee that we have entered into these agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. Despite our efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary information will be effective. Our reliance on third parties to manufacture RASONQUE and our other product candidates increases these risks, because we must share manufacturing process and analytical know-how with those parties, some of which also provide services to our competitors. In addition, as we expand our commercial organization, we compete for personnel with other biopharmaceutical companies that market competing or potentially competing products, and the departure of commercial or manufacturing personnel to such companies could result in the loss or disclosure of our proprietary information.

We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to, or independently developed by, a competitor or other third party, our competitive position would be materially and adversely harmed.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest, and our business may be adversely affected.

In the U.S., we market our approved product under the proprietary name RASONQUE, and the goodwill associated with that name is important to our commercial success. Our registered and unregistered trademarks and trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among prescribers, patients, payors, potential collaborators and customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, proprietary drug names in the U.S. must be approved by the FDA, and comparable authorities outside the U.S. impose similar requirements. The FDA may object to a proprietary name after approval if it determines the name is misleading, promotional or creates a risk of medication error, including because of similarity to the name of another product, and may require that we adopt a different name. Any requirement to change the name under which we market RASONQUE would require us to expend significant additional resources in advertising and marketing a new brand name, could cause confusion among prescribers, patients, pharmacies and payors, and could disrupt or delay the availability of our product. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors or licensees. Although these license agreements may provide conditions and guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and trade names by these third parties may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources.

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

Recruiting and retaining qualified employees, consultants and advisors for our business, including scientific, technical and commercial personnel with relevant expertise, and for whom competition among biopharmaceutical companies is intense, is critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for skilled individuals. In addition, failure to succeed in preclinical studies, clinical trials or applications for marketing approval, or failure to achieve the level of commercial success for RASONQUE that potential employees expect, may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or the loss of services of certain executives, key employees, consultants or advisors may impede the progress of our research, development and commercialization objectives.

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
•
managing our commercial operations, including our field force, market access, distribution and patient support functions, and the third-party vendors that support them, in compliance with applicable healthcare, promotional and privacy laws;
•
implementing and maintaining the financial reporting processes and internal controls required to account for product revenue, gross-to-net deductions, inventory and accounts receivable;
•
complying with the laws and regulations of multiple jurisdictions; and
•
enhancing and scaling our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize RASONQUE successfully, advance development of and, if approved, commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

We have recently established, and are continuing to build out, our commercial organization. If we are unable to maintain and expand sufficient sales and marketing capabilities on our own or through third parties, we may not be able to market and sell RASONQUE and any other products effectively, if approved, or generate product revenue.

We established our U.S. commercial organization in preparation for the launch of RASONQUE in 2L PDAC in August 2026, and we are continuing to build out our global commercial organization. We have limited experience in the marketing, sale and distribution of pharmaceutical products, and our commercial organization has operated for only a short period. The success of our commercialization efforts for RASONQUE and any future product, if approved, in the U.S. and foreign jurisdictions is difficult to predict and subject to the effective execution of our business plan, including among other things, building our marketing, sales, distribution, market access, analytics, managerial and other non-technical capabilities or making arrangements with third parties to perform these services, and our ability to navigate the significant expenses and risks involved with the development and management of such capabilities. We expect to continue to expand our sales organization and supporting distribution capabilities to commercialize RASONQUE and, if approved, our product candidates, which will be expensive and time-consuming. Our commercial organization may not achieve the level of prescriber engagement, payor access or patient support we expect, and we may not be able to determine the appropriate size or configuration of our field force for a newly launched product. There are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize RASONQUE or our product candidates.

Our expansion of operations outside the U.S. exposes us to additional business, regulatory, operational, tax, compliance, political and economic risks, and we may not be successful in establishing or managing international operations.

We currently have limited operations outside of the U.S. We have formed operating subsidiaries in Europe and Japan, and we expect to form additional operating subsidiaries and expand our operations in additional jurisdictions over the next several years. In addition, we conduct clinical trials, engage vendors, suppliers and other third parties, and sell RASONQUE under global named patient access in certain international markets, and we may in the future commercialize products, if approved, in jurisdictions outside the U.S. Consequently, we are and will continue to be subject to risks related to operating in foreign countries, including:

•
difficulties and costs associated with establishing, staffing, managing and integrating foreign operations;
•
an inability to achieve optimal pricing and reimbursement for RASONQUE or our product candidates, if approved in another jurisdiction, or subsequent changes in reimbursement, pricing and other regulatory requirements;
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

We are exposed to the risk that our employees, independent contractors, vendors, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA or comparable foreign regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the U.S. and abroad; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, and curtailment of our operations.

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
•
regulatory or legal developments in the U.S. and other countries;
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

As of September 30, 2026, 22.5 million shares of common stock were subject to outstanding options or restricted stock units and were eligible, or expected to become eligible, for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the Securities Act). In addition, in April 2026, we issued 12,147,887 shares of our common stock in an underwritten public offering, which are freely tradable without restriction, and up to 2,515,100 shares may become issuable upon conversion of the 2033 Notes based on the initial conversion rate. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

To date, we have primarily financed our operations through the sale of our securities, our acquisition of EQRx in 2023, the sale of future royalties and the issuance of convertible senior notes. We will be required to seek additional funding in the future to achieve our goals and may do so through a combination of public or private equity offerings, debt financings, credit or loan facilities, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional funds by issuing equity securities, our stockholders may suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. For example, the EQRx Acquisition, an all-stock transaction pursuant to which we issued shares of our common stock according to a blended formula, resulted in substantial dilution to our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities would receive any distribution of our corporate assets. Attempting to secure additional financing may also divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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

We may be adversely affected by general conditions in the global economy and in the global financial markets, including the current inflationary environment and the imposition of tariffs and other trade protection measures. Increased inflation and costs of production may result in decreased demand for our products, increased operating costs (including our labor costs, and our cost of manufacturing and distributing RASONQUE), reduced liquidity and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the U.S. Federal Reserve has adjusted, and may continue to adjust, interest rates in response to inflation, employment, and other macroeconomic conditions, and changes in interest rates may adversely affect our cost of capital, the value of our investments, and the broader economy. Because borrowings under our Term Loan Facility bear interest at a floating rate based on term SOFR, subject to a floor, increases in interest rates will increase our interest expense, while decreases in rates below the floor will not reduce it. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, could have the effect of further increasing economic uncertainty and heightening these risks.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On the dates indicated below, the following directors and officers of the Company adopted Rule 10b5-1 trading arrangements that are each intended to satisfy the affirmative defense of Rule 10b5-1(c) promulgated under the Exchange Act. The details of these arrangements are as follows:

On June 23, 2026, Elizabeth Anderson, a member of our board of directors, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act, which provides for the potential exercise and sale of up to 30,163 shares of our common stock, of which 25,090 shares are subject to stock options held by Ms. Anderson. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or June 25, 2027.

On August 12, 2026, Jack Anders, our Chief Financial Officer, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act, which provides for the potential exercise and sale of up to 71,500 shares of our common stock subject to a stock option held by Mr. Anders. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or August 15, 2027.

On August 17, 2026, Steve Kelsey, M.D., FRCP, FRCPath, who served as our President, Research and Development until June 30, 2026 and currently serves as Senior Advisor to the Chief Executive Officer, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act, which provides for the potential exercise and sale of up to 135,800 shares of our common stock subject to a stock option held by Dr. Kelsey. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or May 31, 2027.

On August 20, 2026, Flavia Borellini, a member of our board of directors, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act, which provides for the potential sale of up to 14,624 shares of our common stock held by Ms. Borellini. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or November 17, 2027.

On September 9, 2026, Margaret Horn, J.D., our Chief Operating Officer, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act, which provides for the potential exercise and sale of up to 96,775 shares of our common stock subject to a stock option held by Ms. Horn. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or August 10, 2027.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference			Provided Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	2/18/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	3/8/2021	3.1
4.1	Indenture, dated as of April 17, 2026, between Revolution Medicines, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	4/17/2026	4.1
4.2	First Supplemental Indenture, dated as of April 17, 2026, between Revolution Medicines, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	4/17/2026	4.2
4.3	Form of certificate representing the 0.50% Convertible Senior Notes due 2033 (included as Exhibit A to Exhibit 4.2).	8-K	4/17/2026	4.2
10.1†^	Lease Agreement, dated as of August 26, 2026, by and between 1600 Seaport Owner, LLC and Revolution Medicines, Inc.				X
10.2†^	Lease Agreement, dated as of August 26, 2026, by and between 1700 Seaport Owner, LLC and Revolution Medicines, Inc.				X
10.3†^	Lease Agreement, dated as of August 26, 2026, by and between 1800 Seaport Owner, LLC and Revolution Medicines, Inc.				X
10.4†^	Lease Agreement, dated as of August 26, 2026, by and between 1900 Seaport Owner, LLC and Revolution Medicines, Inc.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 has been formatted in Inline XBRL.				X

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

Revolution Medicines, Inc.

Date: November 4, 2026	By:	/s/ Mark A. Goldsmith
Mark A. Goldsmith, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Revolution Medicines, Inc.

Date: November 4, 2026	By:	/s/ Jack Anders
Jack Anders
Chief Financial Officer (Principal Financial and Accounting Officer)